Form 10-Q
period 2015-06-30
TRUSTCO BANK CORP N Y
filed 2015-08-07
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2015
$1 Par Value	95,148,720

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest and dividend income:
Interest and fees on loans	$35,343	33,614	70,326	66,488
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	366	381	578	887
State and political subdivisions	23	44	48	112
Mortgage-backed securities and collateralized mortgage obligations-residential	2,276	3,299	4,669	6,377
Corporate bonds	-	2	1	61
Small Business Administration-guaranteed participation securities	503	539	1,025	1,095
Mortgage-backed securities and collateralized mortgage obligations-commercial	38	38	75	76
Other securities	4	4	8	8
Total interest and dividends on securities available for sale	3,210	4,307	6,404	8,616

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	480	577	958	1,202
Corporate bonds	154	154	308	308
Total interest on held to maturity securities	634	731	1,266	1,510

Federal Reserve Bank and Federal Home Loan Bank stock	118	128	234	261
Interest on federal funds sold and other short-term investments	423	376	823	727
Total interest income	39,728	39,156	79,053	77,602

Interest expense:
Interest on deposits:
Interest-bearing checking	111	89	216	173
Savings	599	592	1,257	1,355
Money market deposit accounts	547	618	1,164	1,217
Time deposits	2,500	2,035	4,934	3,986
Interest on short-term borrowings	300	342	646	735
Total interest expense	4,057	3,676	8,217	7,466

Net interest income	35,671	35,480	70,836	70,136
Provision for loan losses	800	1,500	1,600	3,000
Net interest income after provision for loan losses	34,871	33,980	69,236	67,136

Noninterest income:
Trustco financial services income	1,478	1,405	3,131	2,915
Fees for services to customers	2,691	2,732	5,215	5,253
Net gain on securities transactions	-	-	249	6
Other	285	368	482	2,090
Total noninterest income	4,454	4,505	9,077	10,264

Noninterest expenses:
Salaries and employee benefits	8,164	8,012	16,645	15,604
Net occupancy expense	3,878	4,110	7,986	8,369
Equipment expense	1,803	1,823	3,745	3,575
Professional services	2,066	1,438	3,573	2,724
Outsourced services	1,425	1,425	2,850	2,750
Advertising expense	733	657	1,333	1,256
FDIC and other insurance	1,017	1,000	2,082	1,904
Other real estate expense (income), net	201	(1,688)	625	(833)
Other	2,844	2,660	5,149	4,889
Total noninterest expenses	22,131	19,437	43,988	40,238

Income before taxes	17,194	19,048	34,325	37,162
Income taxes	6,467	7,240	12,883	14,343

Net income	$10,727	11,808	21,442	22,819

Net income per share:
- Basic	$0.113	0.125	0.226	0.241

- Diluted	$0.113	0.125	0.225	0.241

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$10,727	11,808	21,442	22,819

Net unrealized holding (loss) gain on securities available for sale	(5,482)	11,429	(2,173)	18,884
Reclassification adjustments for net gain recognized in income	-	-	(249)	(6)
Tax effect	2,193	(4,517)	971	(7,543)

Net unrealized gain (loss) on securities available for sale, net of tax	(3,289)	6,912	(1,451)	11,335

Amortization of net actuarial loss (gain)	15	(74)	10	(146)
Amortization of prior service cost (credit)	67	(45)	45	(90)
Tax effect	(33)	48	(22)	93
Amortization of net actuarial loss (gain) and prior service cost (credit) on pension and postretirement plans, net of tax	49	(71)	33	(143)

Other comprehensive (loss) income, net of tax	(3,240)	6,841	(1,418)	11,192
Comprehensive income	$7,487	18,649	20,024	34,011

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands)

	June 30, 2015	December 31, 2014
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$37,574	43,505

Federal funds sold and other short term investments	641,011	627,943
Total cash and cash equivalents	678,585	671,448

Securities available for sale	689,663	676,759

Held to maturity securities (fair value 2015 $67,689; 2014 $75,342)	63,543	70,946

Federal Reserve Bank and Federal Home Loan Bank stock	9,480	9,228

Loans, net of deferred fees and costs	3,242,948	3,158,332
Less:
Allowance for loan losses	45,571	46,327
Net loans	3,197,377	3,112,005

Bank premises and equipment, net	38,100	38,565
Other assets	64,589	65,488

Total assets	$4,741,337	4,644,439

LIABILITIES:
Deposits:
Demand	$355,783	331,425
Interest-bearing checking	713,001	682,210
Savings accounts	1,250,154	1,216,831
Money market deposit accounts	633,239	638,542
Time deposits	1,185,264	1,163,233
Total deposits	4,137,441	4,032,241

Short-term borrowings	170,750	189,116
Accrued expenses and other liabilities	30,687	29,638

Total liabilities	4,338,878	4,250,995

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,964,052 and 98,944,623 shares issued at June 30, 2015 and December 31, 2014, respectively	98,964	98,945
Surplus	171,988	172,353
Undivided profits	175,721	166,745
Accumulated other comprehensive loss, net of tax	(5,927)	(4,509)
Treasury stock at cost - 3,908,037 and 4,087,295 shares at
June 30, 2015 and December 31, 2014, respectively	(38,287)	(40,090)

Total shareholders' equity	402,459	393,444

Total liabilities and shareholders' equity	$4,741,337	4,644,439

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Beginning balance, January 1, 2014	$98,927	173,144	147,432	(13,803)	(43,887)	361,813
Net income	-	-	22,819	-	-	22,819
Other comprehensive income, net of tax	-	-	-	11,192	-	11,192
Cash dividend declared, $.1312 per share	-	-	(12,419)	-	-	(12,419)
Sale of treasury stock (202,072 shares)	-	(548)	-	-	1,987	1,439
Stock based compensation expense	-	173	-	-	-	173

Ending balance, June 30, 2014	$98,927	172,769	157,832	(2,611)	(41,900)	385,017

Beginning balance, January 1, 2015	$98,945	172,353	166,745	(4,509)	(40,090)	393,444
Net income	-	-	21,442	-	-	21,442
Other comprehensive loss, net of tax	-	-	-	(1,418)	-	(1,418)
Cash dividend declared, $.1312 per share	-	-	(12,466)	-	-	(12,466)
Stock options exerised and related tax benefits (19,429 shares)	19	80	-	-	-	99
Purchase of treasury stock (14,881 shares)	-	-	-	-	(99)	(99)
Sale of treasury stock (194,139 shares)	-	(541)	-	-	1,902	1,361
Stock based compensation expense	-	96	-	-	-	96

Ending balance, June 30, 2015	$98,964	171,988	175,721	(5,927)	(38,287)	402,459

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$21,442	22,819

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,331	2,432
Net gain on sale of other real estate owned	(302)	(2,482)
Writedown of other real estate owned	350	998
Net gain on sale of building held for sale	-	(1,556)
Provision for loan losses	1,600	3,000
Deferred tax expense	167	1,508
Stock based compensation expense	96	173
Net gain on sale of bank premises and equipment	-	(1)
Net gain on sales and calls of securities	(249)	(6)
Decrease in taxes receivable	1,815	1,265
Increase in interest receivable	(7)	(152)
Decrease in interest payable	(33)	(2)
Increase in other assets	(405)	(2,561)
Increase (decrease) in accrued expenses and other liabilities	1,072	(1,009)
Total adjustments	6,435	1,607
Net cash provided by operating activities	27,877	24,426

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	81,516	180,623
Proceeds from calls and maturities of held to maturity securities	7,403	8,289
Purchases of securities available for sale	(98,092)	(118,755)
Proceeds from maturities of securities available for sale	1,499	9,000
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(252)	(451)
Net increase in loans	(90,557)	(107,000)
Net proceeds from sale of building held for sale	-	4,745
Proceeds from dispositions of other real estate owned	3,870	7,230
Proceeds from dispositions of bank premises and equipment	66	53
Purchases of bank premises and equipment	(1,932)	(4,160)
Net cash used in investing activities	(96,479)	(20,426)

Cash flows from financing activities:

Net increase in deposits	105,200	68,116
Net decrease in short-term borrowings	(18,366)	(22,646)
Proceeds from exercise of stock options and related tax benefits	99	-
Proceeds from sale of treasury stock	1,361	1,439
Purchases of treasury stock	(99)	-
Dividends paid	(12,456)	(12,405)
Net cash provided by financing activities	75,739	34,504
Net increase in cash and cash equivalents	7,137	38,504
Cash and cash equivalents at beginning of period	671,448	583,044
Cash and cash equivalents at end of period	$678,585	621,548

Index
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$8,250	7,468
Income taxes paid	11,059	13,142
Other non cash items:
Transfer of loans to other real estate owned	3,585	5,880
Transfer of other real estate owned to fixed assets	-	568
Increase in dividends payable	10	14
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	(2,422)	18,878
Change in deferred tax effect on unrealized gain (loss) on securities available for sale	971	(7,543)
Amortization of net actuarial gain (loss) and prior service credit on pension and postretirement plans	55	(236)
Change in deferred tax effect of amortization of net actuarial loss and prior service cost (credit)	(22)	93

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and six months ended June 30, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2015, the results of operations for the three months and six months ended June 30, 2015 and 2014, and the cash flows for the six months ended June 30, 2015 and 2014.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in Company's 2014 Annual Report on Form 10-K for the year ended December 31, 2014.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). TrustCo adopted FASB ASC 260-10 (“ASC 260-10”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).

Participating securities under this statement include the unvested employees’ and directors’ restricted stock awards with time-based vesting, which received nonforfeitable dividend payments.  These awards settled in 2014 and as of June 30, 2015, the Company no longer has unvested restricted stock awards that were previously considered participating securities.  As of June 30, 2015, there are no other awards that are considered participating securities.

Index
A reconciliation of the component parts of earnings per share for the three months and six months ended June 30, 2015 and 2014 is as follows:

(In thousands except per share data)	For the three months ended June 30:		For the six months ended June 30:
	2015	2014	2015	2014

Net income	$10,727	11,808	$21,442	22,819
Less: Net income allocated to participating securities	-	13	-	26
Net income allocated to common shareholders	$10,727	11,795	$21,442	22,793
Basic EPS:
Distributed earnings allocated to common stock	$6,238	6,213	$12,466	12,419
Undistributed earnings allocated to common stock	4,489	5,582	8,976	10,374
Net income allocated to common shareholders	$10,727	11,795	$21,442	22,793
Weighted average common shares outstanding including participating securities	95,056	94,665	95,002	94,642
Less: Participating securities	-	106	-	106
Weighted average common shares	95,056	94,559	95,002	94,536

Basic EPS	$0.113	0.125	$0.226	0.241

Diluted EPS:
Net income allocated to common shareholders	$10,727	11,795	$21,442	22,793
Weighted average common shares for basic EPS	95,056	94,559	95,002	94,536
Effect of Dilutive Securities:
Stock Options	134	116	130	122
Weighted average common shares including potential dilutive shares	95,190	94,675	95,132	94,658

Diluted EPS	$0.113	0.125	$0.225	0.241

For both the three and six months ended June 30, 2015, the number of antidilutive stock options excluded from diluted earnings per share was approximately 1.4 million.  For the three and six months ended June 30, 2014 the number of antidilutive stock options excluded from diluted earnings per share was approximately 2.4 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three and six months ended June 30, 2015 and 2014 for its pension and other postretirement benefit plans:

	For the three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014

Service cost	$15	18	39	15
Interest cost	330	336	64	32
Expected return on plan assets	(684)	(609)	(180)	(169)
Amortization of net loss (gain)	121	-	(106)	(74)
Amortization of prior service cost (credit)	-	-	67	(45)
Net periodic benefit	$(218)	(255)	(116)	(241)

	For the six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014

Service cost	$30	36	78	29
Interest cost	660	672	129	64
Expected return on plan assets	(1,368)	(1,218)	(361)	(338)
Amortization of net loss (gain)	81	-	(71)	(146)
Amortization of prior service cost (credit)	-	-	45	(90)
Net periodic benefit	$(597)	(510)	(180)	(481)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2014, that it did not expect to make contributions to its pension and postretirement benefit plans in 2015.  As of June 30, 2015, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$152,216	87	221	152,082
State and political subdivisions	1,939	30	-	1,969
Mortgage backed securities and collateralized mortgage obligations - residential	434,780	550	6,125	429,205
Small Business Administration- guaranteed participation securities	98,059	-	2,736	95,323
Mortgage backed securities and collateralized mortgage obligations - commercial	10,560	-	161	10,399
Other	650	-	-	650
Total debt securities	698,204	667	9,243	689,628
Equity securities	35	-	-	35
Total securities available for sale	$698,239	667	9,243	689,663

(dollars in thousands)	December 31, 2014

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$78,420	2	622	77,800
State and political subdivisions	2,232	39	-	2,271
Mortgage backed securities and collateralized mortgage obligations - residential	486,107	1,108	3,655	483,560
Corporate bonds	1,500	-	-	1,500
Small Business Administration - guaranteed participation securities	103,273	-	2,777	100,496
Mortgage backed securities and collateralized mortgage obligations - commercial	10,696	-	249	10,447
Other	650	-	-	650
Total debt securities	682,878	1,149	7,303	676,724
Equity securities	35	-	-	35
Total securities available for sale	$682,913	1,149	7,303	676,759

Index
The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2015, based on the securities’ final maturity (mortgage backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,546	2,542
Due in one year through five years	497,021	493,286
Due after five years through ten years	198,619	193,782
Due after ten years	18	18
	$698,204	689,628

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	June 30, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$31,493	51	56,351	170	87,844	221
Mortgage backed securities and collateralized mortgage obligations - residential	183,404	2,307	188,924	3,818	372,328	6,125
Small Business Administration - guaranteed participation securities	7,973	164	87,350	2,572	95,323	2,736
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	10,399	161	10,399	161

Total	$222,870	2,522	343,024	6,721	565,894	9,243

(dollars in thousands)	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$12,840	81	54,959	541	67,799	622
Mortgage backed securities and collateralized mortgage obligations - residential	65,549	492	325,476	3,163	391,025	3,655
Small Business Administration - guaranteed participation securities	-	-	100,496	2,777	100,496	2,777
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	10,447	249	10,447	249

Total	$78,389	573	491,378	6,730	569,767	7,303

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2015 and 2014 are as follows:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Proceeds from sales	$-	-	$22,945	-
Proceeds from calls	28,891	39,301	58,571	180,623
Gross realized gains	-	-	249	6
Gross realized losses	-	-	-	-

Index
There were no net gains on sales of securities available for sale for the three months ended June 30, 2015 and 2014.  Income tax expense recognized on net gains on sales of securities available for sale were approximately $100 thousand and $2 thousand for the six months ended June 30, 2015 and 2014, respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	June 30, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$53,576	3,225	-	56,801
Corporate bonds	9,967	921	-	10,888
Total held to maturity	$63,543	4,146	-	67,689

(dollars in thousands)	December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$60,986	3,334	-	64,320
Corporate bonds	9,960	1,062	-	11,022
Total held to maturity	$70,946	4,396	-	75,342

The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2015, based on the securities’ final maturity (mortgage backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	-
Due in one year through five years	63,543	67,689
Due in five years through ten years	-	-
	$63,543	67,689

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

There were no held to maturity securities in an unrecognized loss position as of June 30, 2015 or December 31, 2014.

There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2015 and 2014.

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

As of June 30, 2015, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Mortgage backed securities and collateralized mortgage obligations - residential

All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, which are institutions the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Index
Small Business Administration (SBA) - guaranteed participation securities

All of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

Mortgage backed securities and collateralized mortgage obligations – commercial

 All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

As a result of the above analysis, during the three and six months ended June 30, 2015, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2015
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$169,957	15,922	185,879
Other	23,414	106	23,520
Real estate mortgage - 1 to 4 family:
First mortgages	2,075,448	535,210	2,610,658
Home equity loans	51,857	7,414	59,271
Home equity lines of credit	307,519	47,427	354,946
Installment	7,663	1,011	8,674
Total loans, net	$2,635,858	607,090	3,242,948
Less: Allowance for loan losses			45,571
Net loans			$3,197,377

	December 31, 2014
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$174,788	19,336	194,124
Other	29,200	58	29,258
Real estate mortgage - 1 to 4 family:
First mortgages	2,041,140	476,427	2,517,567
Home equity loans	51,713	5,942	57,655
Home equity lines of credit	308,764	43,370	352,134
Installment	6,774	820	7,594
Total loans, net	$2,612,379	545,953	3,158,332
Less: Allowance for loan losses			46,327
Net loans			$3,112,005

*Includes New York, New Jersey, Vermont and Massachusetts

At June 30, 2015 and December 31, 2014, the Company had approximately $26.8 million and $38.5 million of real estate construction loans, respectively.  Of the $26.8 million in real estate construction loans at June 30, 2015, approximately $12.4 million are secured by first mortgages to residential borrowers while approximately $14.4 million were to commercial borrowers for residential construction projects. Of the $38.5 million in real estate construction loans at December 31, 2014, approximately $17.6 million are secured by first mortgages to residential borrowers while approximately $20.9 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following table presents the recorded investment in non-accrual loans by loan class:

	June 30, 2015
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$3,260	-	3,260
Other	3	-	3
Real estate mortgage - 1 to 4 family:
First mortgages	24,179	1,407	25,586
Home equity loans	284	-	284
Home equity lines of credit	2,903	271	3,174
Installment	79	10	89
Total non-accrual loans	30,708	1,688	32,396
Restructured real estate mortgages - 1 to 4 family	74	-	74
Total nonperforming loans	$30,782	1,688	32,470

	December 31, 2014
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$3,835	-	3,835
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	23,643	2,488	26,131
Home equity loans	349	-	349
Home equity lines of credit	3,229	252	3,481
Installment	77	13	90
Total non-accrual loans	31,133	2,753	33,886
Restructured real estate mortgages - 1 to 4 family	125	-	125
Total nonperforming loans	$31,258	2,753	34,011

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2015 and December 31, 2014, other estate owned included $3.6 million and $4.2 million, respectively of residential foreclosed properties. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $17.1 million and $17.5 million as of June 30, 2015 and December 31, 2014, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of June 30, 2015 and December 31, 2014:

New York and other states:
	June 30, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	272	2,348	2,620	167,337	169,957
Other	-	-	3	3	23,411	23,414
Real estate mortgage - 1 to 4 family:
First mortgages	2,781	937	16,742	20,460	2,054,988	2,075,448
Home equity loans	53	7	264	324	51,533	51,857
Home equity lines of credit	943	177	1,286	2,406	305,113	307,519
Installment	36	26	37	99	7,564	7,663

Total	$3,813	1,419	20,680	25,912	2,609,946	2,635,858

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$33	-	-	33	15,889	15,922
Other	-	-	-	-	106	106
Real estate mortgage - 1 to 4 family:
First mortgages	673	89	1,014	1,776	533,434	535,210
Home equity loans	-	-	-	-	7,414	7,414
Home equity lines of credit	-	-	99	99	47,328	47,427
Installment	-	3	-	3	1,008	1,011

Total	$706	92	1,113	1,911	605,179	607,090

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$33	272	2,348	2,653	183,226	185,879
Other	-	-	3	3	23,517	23,520
Real estate mortgage - 1 to 4 family:
First mortgages	3,454	1,026	17,756	22,236	2,588,422	2,610,658
Home equity loans	53	7	264	324	58,947	59,271
Home equity lines of credit	943	177	1,385	2,505	352,441	354,946
Installment	36	29	37	102	8,572	8,674

Total	$4,519	1,511	21,793	27,823	3,215,125	3,242,948

Index
New York and other states:
	December 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Loans

Commercial:
Commercial real estate	$618	52	2,627	3,297	171,491	174,788
Other	-	-	-	-	29,200	29,200
Real estate mortgage - 1 to 4 family:
First mortgages	3,340	3,874	16,782	23,996	2,017,144	2,041,140
Home equity loans	141	59	337	537	51,176	51,713
Home equity lines of credit	568	342	1,198	2,108	306,656	308,764
Installment	79	10	58	147	6,627	6,774

Total	$4,746	4,337	21,002	30,085	2,582,294	2,612,379

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	19,336	19,336
Other	-	-	-	-	58	58
Real estate mortgage - 1 to 4 family:
First mortgages	801	283	1,225	2,309	474,118	476,427
Home equity loans	-	-	-	-	5,942	5,942
Home equity lines of credit	173	-	116	289	43,081	43,370
Installment	17	-	-	17	803	820

Total	$991	283	1,341	2,615	543,338	545,953

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$618	52	2,627	3,297	190,827	194,124
Other	-	-	-	-	29,258	29,258
Real estate mortgage - 1 to 4 family:
First mortgages	4,141	4,157	18,007	26,305	2,491,262	2,517,567
Home equity loans	141	59	337	537	57,118	57,655
Home equity lines of credit	741	342	1,314	2,397	349,737	352,134
Installment	96	10	58	164	7,430	7,594

Total	$5,737	4,620	22,343	32,700	3,125,632	3,158,332

At June 30, 2015 and December 31, 2014, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans includes all loans 90 days past due and greater as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended June 30, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,024	41,529	391	45,944
Loans charged off:
New York and other states*	50	1,066	33	1,149
Florida	-	169	-	169
Total loan chargeoffs	50	1,235	33	1,318

Recoveries of loans previously charged off:
New York and other states*	-	133	9	142
Florida	1	2	-	3
Total recoveries	1	135	9	145
Net loans charged off	49	1,100	24	1,173
Provision for loan losses	47	658	95	800
Balance at end of period	$4,022	41,087	462	45,571

(dollars in thousands)	For the three months ended June 30, 2014
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,840	43,091	104	47,035
Loans charged off:
New York and other states*	13	1,691	32	1,736
Florida	-	75	10	85
Total loan chargeoffs	13	1,766	42	1,821

Recoveries of loans previously charged off:
New York and other states*	-	195	8	203
Florida	2	16	-	18
Total recoveries	2	211	8	221
Net loans charged off	11	1,555	34	1,600
Provision for loan losses	244	1,216	40	1,500
Balance at end of period	$4,073	42,752	110	46,935

Index
(dollars in thousands)	For the six months ended June 30, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,071	42,088	168	46,327
Loans charged off:
New York and other states*	100	2,180	76	2,356
Florida	-	278	-	278
Total loan chargeoffs	100	2,458	76	2,634

Recoveries of loans previously charged off:
New York and other states*	16	243	15	274
Florida	2	2	-	4
Total recoveries	18	245	15	278
Net loans charged off	82	2,213	61	2,356
Provision for loan losses	33	1,212	355	1,600
Balance at end of period	$4,022	41,087	462	45,571

(dollars in thousands)	For the six months ended June 30, 2014
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,019	43,597	98	47,714
Loans charged off:
New York and other states*	273	2,617	81	2,971
Florida	613	542	12	1,167
Total loan chargeoffs	886	3,159	93	4,138

Recoveries of loans previously charged off:
New York and other states*	18	270	13	301
Florida	3	55	-	58
Total recoveries	21	325	13	359
Net loans charged off	865	2,834	80	3,779
Provision for loan losses	919	1,989	92	3,000
Balance at end of period	$4,073	42,752	110	46,935

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,022	41,087	462	45,571

Total ending allowance balance	$4,022	41,087	462	45,571

Loans:
Individually evaluated for impairment	$3,551	23,070	-	26,621
Collectively evaluated for impairment	205,848	3,001,805	8,674	3,216,327

Total ending loans balance	$209,399	3,024,875	8,674	3,242,948

	December 31, 2014
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,071	42,088	168	46,327

Total ending allowance balance	$4,071	42,088	168	46,327

Loans:
Individually evaluated for impairment	$4,129	22,406	-	26,535
Collectively evaluated for impairment	219,253	2,904,950	7,594	3,131,797

Total ending loans balance	$223,382	2,927,356	7,594	3,158,332

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at June 30, 2015 and December 31, 2014 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of June 30, 2015 and December 31, 2014:

New York and other states:
	June 30, 2015

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,548	3,726	-	3,527
Other	3	3	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	18,614	19,642	-	18,372
Home equity loans	467	510	-	362
Home equity lines of credit	2,029	2,217	-	2,294

Total	$24,661	26,098	-	24,555

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,255	1,347	-	1,339
Home equity loans	54	54	-	55
Home equity lines of credit	651	735	-	660

Total	$1,960	2,136	-	2,054

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,548	3,726	-	3,527
Other	3	3	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,869	20,989	-	19,711
Home equity loans	521	564	-	417
Home equity lines of credit	2,680	2,952	-	2,954

Total	$26,621	28,234	-	26,609

Index
New York and other states:
	December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$4,129	5,499	-	4,798
Other	-	-	-	61
Real estate mortgage - 1 to 4 family:
First mortgages	17,579	18,689	-	17,261
Home equity loans	366	410	-	454
Home equity lines of credit	2,492	2,778	-	2,578

Total	$24,566	27,376	-	25,152

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	577
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,289	1,380	-	1,422
Home equity loans	56	56	-	5
Home equity lines of credit	624	773	-	581

Total	$1,969	2,209	-	2,585

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$4,129	5,499	-	5,375
Other	-	-	-	61
Real estate mortgage - 1 to 4 family:
First mortgages	18,868	20,069	-	18,683
Home equity loans	422	466	-	459
Home equity lines of credit	3,116	3,551	-	3,159

Total	$26,535	29,585	-	27,737

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three and six months ended June 30, 2015 and 2014.

Index
As of June 30, 2015 and December 31, 2014 impaired loans included approximately $11.0 million and $9.9 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of June 30, 2015 and December 31, 2014, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 6/30/2015			Three months ended 6/30/2014
New York and other states*:
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	$-	1	$300	$300
Real estate mortgage - 1 to 4 family:
First mortgages	13	1,542	1,542	12	1,611	1,611
Home equity loans	1	139	139	1	47	47
Home equity lines of credit	2	44	44	2	443	443

Total	16	$1,725	$1,725	16	$2,401	$2,401

Florida:	Number of	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded	Number of	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	$-	2	$192	$192
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	$-	2	$192	$192

	Six months ended 6/30/2015			Six months ended 6/30/2014
New York and other states*:	Number of	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded	Number of	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	$-	1	$300	$300
Real estate mortgage - 1 to 4 family:
First mortgages	20	2,987	2,987	20	2,985	2,985
Home equity loans	1	139	139	2	51	51
Home equity lines of credit	2	44	44	3	565	565

Total	23	$3,170	$3,170	26	$3,901	$3,901

Florida:	Number of	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded	Number of	Pre-Modification Outstanding Recorded	Post-Modification Outstanding Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$157	$157	4	$364	$364
Home equity lines of credit	2	50	50	2	354	354

Total	3	$207	$207	6	$718	$718

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

Index
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

The following table presents, by class, TDR’s that defaulted during the three and six months ended June 30, 2015 and 2014 which had been modified within the last twelve months:

	Three months ended 6/30/2015		Three months ended 6/30/2014
New York and other states*:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	2	$161

Total	-	$-	2	$161

Florida:

(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
Home equity lines of credit	-	$-	-	$-

Total	-	$-	-	$-

	Six months ended 6/30/2015		Six months ended 6/30/2014
New York and other states*:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	4	$308

Total	-	$-	4	$308

Florida:

(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
Home equity lines of credit	1	$50	1	$279

Total	1	$50	1	$279

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

Index
As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2015
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$158,761	11,196	169,957
Other	22,557	857	23,414

	$181,318	12,053	193,371

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$15,922	-	15,922
Other	106	-	106

	$16,028	-	16,028

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$174,683	11,196	185,879
Other	22,663	857	23,520

	$197,346	12,053	209,399

	December 31, 2014
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$162,589	12,199	174,788
Other	28,677	523	29,200

	$191,266	12,722	203,988

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$19,336	-	19,336
Other	58	-	58

	$19,394	-	19,394

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$181,925	12,199	194,124
Other	28,735	523	29,258

	$210,660	12,722	223,382

Included in classified loans in the above tables are impaired loans of $3.6 million and $4.1 million at June 30, 2015 and December 31, 2014, respectively.

Index
For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of June 30, 2015 and December 31, 2014 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of June 30, 2015 and December 31, 2014 is presented in the non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$152,082	$-	$152,082	$-
State and political subdivisions	1,969	-	1,969	-
Mortgage backed securities and collateralized mortgage obligations - residential	429,205	-	429,205	-
Small Business Administration- guaranteed participation securities	95,323	-	95,323	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,399	-	10,399	-
Other	685	35	650	-
Total securities available for sale	$689,663	$35	$689,628	$-

Index
	Fair Value Measurements at December 31, 2014 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$77,800	$-	$77,800	$-
State and political subdivisions	2,271	-	2,271	-
Mortgage backed securities and collateralized mortgage obligations - residential	483,560	-	483,560	-
Corporate bonds	1,500	-	1,500	-
Small Business Administration- guaranteed participation securities	100,496	-	100,496	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,447	-	10,447	-
Other	685	35	650	-
Total securities available for sale	$676,759	$35	$676,724	$-

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 and 2014.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2015 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Other real estate owned	$6,108	$-	$-	$6,108
Impaired loans:
Commercial real estate	36	-	-	36
Real estate mortgage - 1 to 4 family:
First mortgages	1,536	-	-	1,536
Home equity lines of credit	89	-	-	89

	Fair Value Measurements at December 31, 2014 Using:

	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)

Other real estate owned	$6,441	$-	$-	$6,441
Impaired loans:
Commercial real estate	206	-	-	206
Real estate mortgage - 1 to 4 family:
First mortgages	2,627	-	-	2,627
Home equity lines of credit	810	-	-	810

Other real estate owned, which is carried at fair value less costs to sell, approximated $6.1 million at June 30, 2015 and consisted of $2.5 million of commercial real estate and $3.6 million of residential real estate properties. Valuation charges of $91 thousand and $350 thousand are included in earnings for the three and six months ended June 30, 2015, respectively.

Of the total impaired loans of $26.6 million at June 30, 2015, $1.7 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2015. Gross charge offs related to commercial impaired loans included in the table above were $30 thousand and $80 thousand for the three and six months ended June 30, 2015, respectively, while gross charge offs related to residential impaired loans included in the table above amounted to $7 thousand and $137 thousand for the three and six months ended June 30, 2015, respectively.

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

Index
In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at June 30, 2015 and December 31, 2014 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2015 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$678,585	678,585		-		-		678,585
Securities available for sale	689,663	35		689,628		-		689,663
Held to maturity securities	63,543	-		67,689		-		67,689
Federal Reserve Bank and Federal
Home Loan Bank stock	9,480	N/	A	N/	A	N/	A	N/	A
Net loans	3,197,377	-		-		3,252,841		3,252,841
Accrued interest receivable	10,807	26		2,652		8,129		10,807
Financial liabilities:
Demand deposits	355,783	355,783		-		-		355,783
Interest bearing deposits	3,781,658	2,596,394		1,185,529		-		3,781,923
Short-term borrowings	170,750	-		170,750		-		170,750
Accrued interest payable	515	77		438		-		515

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2014 Using:
	Value	Level 1		Level 2		Level 3		Total
Financial assets:
Cash and cash equivalents	$671,448	671,448		-		-		671,448
Securities available for sale	676,759	35		676,724		-		676,759
Held to maturity securities	70,946	-		75,342		-		75,342
Federal Reserve Bank and Federal
Home Loan Bank stock	9,228	N/	A	N/	A	N/	A	N/	A
Net loans	3,112,005	-		-		3,171,005		3,171,005
Accrued interest receivable	10,800	30		2,694		8,076		10,800
Financial liabilities:
Demand deposits	331,425	331,425		-		-		331,425
Interest bearing deposits	3,700,816	2,537,583		1,163,245		-		3,700,828
Short-term borrowings	189,116	-		189,116		-		189,116
Accrued interest payable	548	100		448		-		548

The specific estimation methods and assumptions used can have a substantial impact on the resulting fair values of financial instruments. The following is a brief summary of the significant methods and assumptions used in estimating fair values:

Cash and Cash Equivalents

The carrying values of these financial instruments approximate fair values and are classified as Level 1.

Federal Reserve Bank and Federal Home Loan Bank stock

It is not practical to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to their restrictive nature.

Index
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

(7) Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive loss balances, net of tax:

	Three months ended 6/30/15
(dollars in thousands)	Balance at 4/1/2015	Other Comprehensive Loss- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income (loss)- Three months ended 6/30/15	Balance at 6/30/2015

Net unrealized holding (loss) gain on securities available for sale, net of tax	$(1,855)	(3,289)	-	(3,289)	(5,144)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(832)	-	49	49	(783)

Accumulated other comprehensive income (loss), net of tax	(2,687)	(3,289)	49	(3,240)	(5,927)

	Three months ended 6/30/14
(dollars in thousands)	Balance at 4/1/2014	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/14	Balance at 6/30/2014

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(13,655)	6,912	-	6,912	(6,743)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	4,203	-	(71)	(71)	4,132

Accumulated other comprehensive income (loss), net of tax	(9,452)	6,912	(71)	6,841	(2,611)

	Six months ended 6/30/15
(dollars in thousands)	Balance at 1/1/2015	Other Comprehensive Loss- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income (loss)- Six months ended 6/30/15	Balance at 6/30/2015

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(3,693)	(1,302)	(149)	(1,451)	(5,144)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(816)	-	33	33	(783)

Accumulated other comprehensive income (loss), net of tax	(4,509)	(1,302)	(116)	(1,418)	(5,927)

	Six months ended 6/30/14
(dollars in thousands)	Balance at 1/1/2014	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Six months ended 6/30/14	Balance at 6/30/2014

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(18,078)	11,339	(4)	11,335	(6,743)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	4,275	-	(143)	(143)	4,132

Accumulated other comprehensive income (loss), net of tax	(13,803)	11,339	(147)	11,192	(2,611)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2015 and 2014:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	Affected Line Item in Statements
Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	$-	-	$249	6	Net gain on securities transactions
Income tax expense	-	-	(100)	(2)	Income taxes
Net of tax	-	-	149	4

Amortization of pension and postretirement benefit items

Amortization of net actuarial (loss) gain	(15)	74	(10)	146	Salaries and employee benefits
Amortization of prior service (cost) credit	(67)	45	(45)	90	Salaries and employee benefits
Income tax benefit	33	(48)	22	(93)	Income taxes
Net of tax	(49)	71	(33)	143

Total reclassifications, net of tax	$(49)	71	$116	147

(8) Subsequent Event

On July 21, 2015 Trustco Bank (the “Bank”), the wholly owned subsidiary of TrustCo Bank Corp NY, entered into a formal agreement (the “Agreement”) with the Comptroller of the Currency of the United States (the “OCC”).

The Agreement relates to the findings of the OCC following an examination of the Bank.  Since the completion of the examination, the Bank believes it has been working diligently to address the findings of the examination and to develop and implement appropriate formal action plans.

The Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain areas of the Bank.  These include, among others, (i) establishment of a committee of at least three Directors to monitor and coordinate the Bank’s response to the Agreement; (ii) adoption of compliance plans to respond to the Agreement with the assistance of an independent qualified consultant; (iii) evaluation and implementation of improvements in corporate governance with the assistance of an independent qualified consultant; (iv) evaluation and implementation of improvements in internal audit; (v) development of a strategic plan; (vi) development of a revised capital plan consistent with the strategic plan; (vii) development and implementation of improvements to the Bank’s loan review system; and (viii) such other necessary steps to address the issues and questions noted by the OCC in the Agreement.

(9) New Accounting Pronouncements

In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this standard did not have a material effect on the Company’s operating results or financial condition, but new disclosures were added.

Index
Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of June 30, 2015, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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
August 7, 2015

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo Bank Corp NY (“TrustCo” or the “Company”) with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  Examples of forward-looking statements include, among others, statements TrustCo makes regarding its expectations for complying with the new regulatory capital rules, costs associated with the Formal Agreement that the Company’s subsidiary, Trustco Bank (or the “Bank”) has entered into with the Office of the Comptroller of the Currency (“OCC”), the profitability of growth of the Company’s balance sheet, the ability of its loan products to continue to attract customers if long-term rates rise and the ability to secure new sources of liquidity should the need arise.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2014, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one-to-four family mortgage loans in its market areas;

•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;

•	TrustCo’s ability to comply with the Formal Agreement entered into with Trustco Bank’s regulator, the OCC, and potential regulatory actions if TrustCo or Trustco Bank fails to comply;

•	Restrictions or conditions imposed by TrustCo’s and Trustco Bank’s regulators on their operations that may make it more difficult to achieve TrustCo’s and Trustco Bank’s goals;

•	the future earnings and capital levels of TrustCo and Trustco Bank and the continued receipt of approvals from TrustCo’s and Trustco Bank’s primary federal banking regulators to distribute capital from Trustco Bank to TrustCo, which could affect the ability of TrustCo to pay dividends;

•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan losses;

•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;

Index
•	the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;

•	the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry;

•	results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;

•	real estate and collateral values;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;

•	technological changes;

•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;

•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and

•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2014 and in this Form 10-Q.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 2015 and 2014.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and six month periods ended June 30, 2015, with comparisons to the corresponding periods in 2014, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2014 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 6, 2015, should also be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Index

Financial markets generally trended up during the early weeks of the second quarter of 2015, with a shift to a declining trend and higher volatility in the closing weeks of the period.  For the full second quarter, the S&P 500 Index was down 0.2% and the Dow Jones Industrial Average was down 0.9%.  Credit markets increased volatility during the period, caused by worldwide economic news and decreasing liquidity in some segments of the bond market.  On average, the shape of the curve steepened considerably, reversing a recent trend.  The 10 year Treasury bond averaged 2.16% during Q2 compared to 1.97% in Q1, an increase of 19 basis points.  However, the 2 year Treasury bond average rate rose just 1 basis point and the 5 year Treasury bond just 7 basis points, producing the steepened curve.  The spread between the 10 year and the 2 year Treasury bonds increased from 1.36% on average in Q1 to 1.55% in Q2.  While improved, the curve is not as steep as observed through much of 2014, and in fact is well below the 220 basis point spread averaged during the second quarter of 2014.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the second quarter of 2015.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, were consistent with recent quarters, remaining relatively narrow compared to the Treasury curve during the second quarter of 2015.  Spreads generally remained well below the levels seen a year ago.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of any actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index

		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q2/14	Beg of Q2	0.04	0.44	1.74	2.77	2.33
	Peak	0.04	0.51	1.80	2.82	2.35
	Trough	0.01	0.35	1.50	2.44	2.06
	End of Q2	0.04	0.47	1.62	2.53	2.06
	Average in Q2	0.03	0.42	1.66	2.62	2.20

Q3/14	Beg of Q3	0.02	0.47	1.66	2.58	2.11
	Peak	0.04	0.59	1.85	2.63	2.11
	Trough	0.01	0.42	1.55	2.34	1.84
	End of Q3	0.02	0.58	1.78	2.52	1.94
	Average in Q3	0.03	0.52	1.70	2.49	1.98

Q4/14	Beg of Q4	0.02	0.53	1.69	2.42	1.89
	Peak	0.05	0.73	1.76	2.45	1.91
	Trough	0.01	0.34	1.37	2.07	1.46
	End of Q4	0.04	0.67	1.65	2.17	1.50
	Average in Q4	0.02	0.54	1.60	2.28	1.74

Q1/15	Beg of Q1	0.02	0.66	1.61	2.12	1.46
	Peak	0.05	0.73	1.70	2.24	1.51
	Trough	0.01	0.44	1.18	1.68	1.19
	End of Q1	0.03	0.56	1.37	1.94	1.38
	Average in Q1	0.02	0.60	1.46	1.97	1.36

Q2/15	Beg of Q2	0.03	0.55	1.32	1.87	1.32
	Peak	0.03	0.75	1.80	2.50	1.77
	Trough	0.01	0.49	1.26	1.85	1.32
	End of Q2	0.01	0.64	1.63	2.35	1.71
	Average in Q2	0.02	0.61	1.53	2.16	1.55

Despite steady equity markets and some modest improvements in parts of the economy, the underlying economy of the United States continued to face many significant challenges. Employment increased and the unemployment rate declined, although labor force participation remains weak. Wage growth also remains weak, with much of the new job creation coming from low wage jobs. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008 are now in the early stages of being stabilized, and eventually reversed. Economic activity in Europe, China and elsewhere has also been mixed at best, contributing to global economic issues and leading to additional government stimulation efforts in those areas.  Finally, the impact of regulatory changes that have been enacted has only partly been felt at this point, and we expect that these changes will continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and fundamentally changed the way banks conduct business.

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

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet Government-Sponsored Enterprise, Federal Housing Administration and United States Department of Veterans Affairs (“VA”) underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective on January 10, 2014.

TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company did experience an increase in nonperforming loans (“NPLs”) relative to historical levels, although NPLs have declined over recent years, and management believes the current level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at June 30, 2015, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index
In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Federal Funds and other short term investments), as well as the low risk types of securities typically invested in by the Company.  As noted, the slope of the curve steepened during the quarter.  A steeper slope in the yield curve is generally better for mortgage lender profitability.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  Somewhat better economic activity could potentially lead to higher rates.  Potentially offsetting this is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

Overview
TrustCo recorded net income of $10.7 million, or $0.113 of diluted earnings per share for the three months ended June 30, 2015, compared to net income of $11.8 million or $0.125 of diluted earnings per share in the same period in 2014.  Return on average assets was 0.91% and 1.03%, respectively, for the three months ended June 30, 2015 and 2014.  Return on average equity was 10.66% and 12.50%, respectively, for the three months ended June 30, 2015 and 2014.

For the six months ended June 30, 2015, net income was $21.4 million versus $22.8 million for the year earlier period, while diluted earnings per share were $0.225 compared to $0.241, for the same periods.

The primary factors accounting for the change in net income for three month and six month periods ended June 30, 2015 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $156.6 million to $4.65 billion for the second quarter of 2015 compared to the same period in 2014, and an increase of $144.7 million for the first six months of 2015 compared to the prior year period.

•	An increase in the average balance of interest bearing liabilities of $103.6 million to $3.97 billion for the second quarter of 2015 compared to the same period in 2014, and an increase of $101.0 million for the first six months of 2015 compared to the prior year period.

Index
•	A decrease in taxable equivalent net interest margin for the second quarter of 2015 to 3.07% from 3.16% in the prior year period. The decrease in the margin was more than offset by the increase in average earning assets, resulting in an increase of $177 thousand in taxable equivalent net interest income in the second quarter of 2015 compared to the second quarter of 2014. For the six month period, taxable net interest income was up $661 thousand, due entirely to the increase in average earning assets as the net interest margin declined from 3.15% to 3.08%.

•	A decrease in the provision for loan losses to $800 thousand in the second quarter of 2015 from $1.5 million in the second quarter of 2014. For the six months ended June 30, 2015, the provision was $1.6 million, compared to $3.0 million during the same period in 2014.

•	An increase of $2.7 million in noninterest expense, including net other real estate (“ORE”) expense, for the second quarter of 2015 compared to the second quarter of 2014. Excluding ORE costs, expenses were up $805 thousand. During the second quarter of 2014, other real estate expense (income), net included a large gain of $2.4 million on the sale of a foreclosed property that was netted against ORE expenses. For the six months ended June 30, 2015 as compared to the corresponding prior year period noninterest expense, including net other real estate (“ORE”) expense, increased by $3.8 million. The comparability of these periods is also affected by the large ORE gain noted earlier.

•	A decrease of $773 thousand in income taxes, in the second quarter of 2015 compared to the prior year due to lower pre-tax earnings and a decrease of $1.5 million for the six month period versus the prior year, also due primarily to lower pre-tax earnings.

Regulatory Agreement
On July 21, 2015 Trustco Bank, the wholly owned subsidiary of TrustCo Bank Corp NY, entered into a formal agreement with the OCC.

The Formal Agreement relates to the findings of the OCC following its regularly scheduled examination of the Bank.  Since the completion of the examination, the Bank believes it has been working diligently to address the findings of the examination and to develop and implement appropriate formal action plans.

The Formal Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain areas of the Bank.  These include, among others, (i) establishment of a committee of at least three Directors to monitor and coordinate the Bank’s response to the Formal Agreement; (ii) adoption of compliance plans to respond to the Formal Agreement with the assistance of an independent qualified consultant; (iii) evaluation and implementation of improvements in corporate governance with the assistance of an independent qualified consultant; (iv) evaluation and implementation of improvements in internal audit; (v) development of a strategic plan; (vi) development of a revised capital plan consistent with the strategic plan; (vii) development and implementation of improvements to the Bank’s loan review system; and (viii) such other necessary steps to address the issues and questions noted by the OCC in the Formal Agreement.  The Company expects the cost to comply with the agreement to be between $2.5 million and $5.0 million annually.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates, and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2014 is a description of the effect interest rates had on the results for the year 2014 compared to 2013.  Many of the same market factors discussed in the 2014 Annual Report continued to have a significant impact on results through the second quarter of 2015.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since.  FRB officials have not been completely consistent or clear in regard to expectations for the future and have generally stressed the need to be accommodative given economic conditions, but have noted that conditions may be in place to raise the target rate later this year.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 4 basis points higher in the second quarter of 2015 relative to the prior year period, with lower rates on money market deposits unable to offset the rate increases on time deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Currently (based on the FRB’s statement released June 17, 2015) this includes the reinvestment of principal payments received on its holdings of agency securities, agency mortgage-backed securities and Treasury securities. While no longer increasing its holdings of these securities, the reinvestment of principal means that the existing holdings are now being unwound.  Eventually, management believes, the FRB will have to unwind these positions, which would likely put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield was up somewhat, on average, during the second quarter of 2015 compared to the first quarter of 2015, but the yield remains at relatively modest levels compared to historical yields.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the second quarter of 2015.  As noted above, time deposit costs were higher in the second quarter of 2015 compared to the prior year quarter.

While TrustCo has been affected by aspects of the overall changes in financial markets, it was not affected to the degree the mortgage crisis affected some banks and financial institutions in the United States beginning in 2007.  Generally, the crisis revolved around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in portfolio there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the second quarter of 2015, the net interest margin was 3.07%, down 9 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of Federal Funds sold and other short-term investments increased by $76.3 million while the average yield was flat at 25 basis points in the second quarter of 2015 compared to the same period in 2014. The increase in the average balance reflects the decision to temporarily limit purchases of additional investment securities to make funds available for lending given the relative attractiveness of yields on loans versus securities.

•	The average balance of securities available for sale decreased by $155.8 million while the average yield decreased to 1.93% for the second quarter of 2015 compared to 2.10% for the same period in 2014. The average balance of held to maturity securities decreased by $14.9 million and the average yield increased to 3.87% for the second quarter of 2015 compared to 3.64% for the same period in 2014.

•	The average loan portfolio grew by $252.5 million to $3.22 billion and the average yield decreased 14 basis points to 4.39% in the second quarter of 2015 compared to the same period in 2014. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off.

•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $103.6 million and the average rate paid increased 3 basis points to 0.41% in the second quarter of 2015 compared to the same period in 2014.

During the second quarter of 2015, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates as the rate environment changed.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

Index
The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.  The Company has periodically offered attractive long-term deposit rates as part of a strategy to lengthen deposit lives.

Earning Assets
Total average interest earning assets increased from $4.49 billion in the second quarter of 2014 to $4.65 billion in the same period of 2015 with an average yield of 3.49% in 2014 and 3.42% in 2015.  Interest income on average earning assets increased from $39.2 million in the second quarter of 2014 to $39.7 million in the second quarter of 2015, on a tax equivalent basis, with higher volume more than offsetting the lower yield.

Loans
The average balance of loans was $3.22 billion in the second quarter of 2015 and $2.97 billion in the comparable period in 2014.  The yield on loans decreased 14 basis points to 4.39%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $33.6 million in the second quarter of 2014 to $35.3 million in the second quarter of 2015.

Compared to the second quarter of 2014, the average balance of the loan portfolio during the second quarter of 2015 increased in all categories except commercial loans, with increases in residential mortgage, home equity and installment loan categories.  The average balance of residential mortgage loans was $2.65 billion in 2015 compared to $2.40 billion in 2014, an increase of 10.3%.  The average yield on residential mortgage loans decreased by 15 basis points to 4.44% in the second quarter of 2015 compared to 2014.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $11.4 million to an average balance of $210.4 million in the second quarter of 2015 compared to the same period in the prior year.  The average yield on this portfolio increased 3 basis points to 5.15% over the same period.

The average yield on home equity credit lines decreased 12 basis points to 3.50% during the second quarter of 2015 compared to 3.62% in the prior period.  Given the stability of the underlying repricing index in recent years, changes in portfolio yield are driven primarily by the proportion of loans that are within the lower introductory rate offered on new lines at times relative to fully priced balances and balances that have priced to the floor rate.  The average balances of home equity lines increased 4.2% to $354.1 million in the second quarter of 2015 as compared to the prior year.

Index
Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2015 was $669.1 million compared to $825.0 million for the comparable period in 2014.  The decreased balances reflect routine paydowns, calls, maturities and sales, partly offset by new investment purchases.  During the quarter, continued low market yields on securities eligible to be added to the portfolio resulted in loans being a more attractive option for the deployment of cash.  The average yield was 1.93% for the second quarter of 2015 and 2.10% for the second quarter of 2014 for the available for sale portfolio.  The decline in yield primarily reflects the maturities, calls, paydowns and sales of higher yielding securities.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $8.6 million as of June 30, 2015 compared to a net unrealized loss of $6.2 million as of December 31, 2014.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $65.5 million for the second quarter of 2015 compared to $80.3 million in the second quarter of 2014.  The decrease in balances reflects routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 3.87% for the second quarter of 2015 compared to 3.64% for the year earlier period.  The higher yield reflects a modest change in mix and slower prepayments on MBS, which reduced premium amortization.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2015, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2015 second quarter average balance of federal funds sold and other short-term investments was $683.1 million, a $76.3 million increase from the $606.8 million average for the same period in 2014.  The yield was unchanged at 0.25%.  Interest income from this portfolio increased $47 thousand from $376 thousand in 2014 to $423 thousand in 2015, reflecting the average balance increase.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $110.6 million to $3.78 billion for the second quarter of 2015 versus the second quarter in the prior year, and the average rate paid increased from 0.36% for 2014 to 0.40% for 2015.  Total interest expense on these deposits increased $423 thousand to $3.8 million in the second quarter of 2015 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in both core deposits and certificates of deposit.  From the second quarter of 2014 to the second quarter of 2015, interest bearing demand account average balances were up 11.8%, certificates of deposit average balances were up 4.0%, non-interest demand average balances were up 8.9% and average savings balances increased 0.8%.   The Company has not utilized brokered deposits as a funding source, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.  The Company does not pay premium rates on certificates with balances over $100,000 within its branch network.

At June 30, 2015, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$999,338
1 to 2 years	156,523
2 to 3 years	9,101
3 to 4 years	10,139
4 to 5 years	9,948
Over 5 years	215
$1,185,264

Average short-term borrowings for the quarter were $182.8 million in 2015 compared to $189.8 million in 2014.  The average rate decreased during this time period from 0.72% in 2014 to 0.66% in 2015.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Index
Net Interest Income
Taxable equivalent net interest income increased by $177 thousand to $35.7 million in the second quarter of 2015 compared to the same period in 2014.  The net interest spread was down 10 basis points to 3.01% in the second quarter of 2015 compared to the year ago period. As previously noted, the net interest margin was down 9 basis points to 3.07% for the second quarter of 2015 compared to the same period in 2014.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2015:

Nonperforming loans and foreclosed real estate: Total NPLs were $32.5 million at June 30, 2015, compared to $34.0 million at December 31, 2014 and $40.9 million at June 30, 2014.  There were $32.4 million of non-accrual loans at June 30, 2015 compared to $33.9 million at December 31, 2014 and $40.7 million at June 30, 2014.  There were no loans at June 30, 2015 and 2014 and December 31, 2014 that were past due 90 days or more and still accruing interest.

At June 30, 2015, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $32.5 million at June 30, 2015, $29.1 million were residential real estate loans, $3.3 million were commercial mortgages and $89 thousand were installment loans, compared to $30.1 million, $3.8 million and $90 thousand, respectively at December 31, 2014.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  The Bank’s loan loss experience on these loans has generally been favorable with net charge-offs of 0.15% of average residential real estate loans (including home equity lines of credit) for the second quarter of 2015 (annualized) compared to 0.23% for the second quarter of 2014.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its deposit franchise area.  At June 30, 2015, 81.3% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 18.7% were in Florida.  Those figures compare to 82.7% and 17.3%, respectively at December 31, 2014.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 7.3% and 2.6%, respectively, as of June 30, 2015.  The Florida and New York levels of commercial loans as a percent of total loans within each geographic region were similar to the December 31, 2014 numbers of 7.8% in New York and 3.6% in Florida.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs as a percentage of the portfolio) had generally been more heavily weighted towards Florida in recent years.  However, as of June 30, 2015, NPLs were roughly in line with regional outstandings, as 5.2% of nonperforming loans were to Florida borrowers, compared to 94.8% in New York and surrounding areas.  The level of Florida based NPLs was 8.1% of total NPLs as of December 31, 2014.  For the three months ended June 30, 2015, New York and surrounding areas experienced net charge-offs of approximately $1.0 million, compared to $166 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2015, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring, as impaired loans.  There were $3.6 million of commercial mortgages and commercial loans classified as impaired as of June 30, 2015, compared to $4.1 million at December 31, 2014.  There were $23.1 million of impaired residential loans at June 30, 2015, compared to $22.4 million at December 31, 2014.  The average balances of all impaired loans were $26.6 million during the six months of 2015 and $27.7 million for the full year 2014.

As of June 30, 2015 and December 31, 2014, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At June 30, 2015 there was $6.1 million of foreclosed real estate compared to $6.4 million at December 31, 2014.

During the second quarter of 2015, there were $50 thousand of gross commercial loan charge-offs and $1.3 million of gross residential mortgage and consumer loan charge-offs as compared with $13 thousand of gross commercial loan charge-offs and $1.8 million of residential mortgage and consumer loan charge-offs in the second quarter of 2014.  Gross recoveries during the second quarter of 2015 were $1 thousand for commercial loans and $144 thousand for residential mortgage and consumer loans, compared to $2 thousand for commercial loans and $219 thousand for residential and consumer in the second quarter of 2014.

Index
Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of		As of
	June 30, 2015		December 31, 2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,820	6.01%	$3,764	6.41%
Real estate - construction	381	0.83%	571	1.22%
Real estate mortgage - 1 to 4 family	34,527	81.94%	35,394	80.98%
Home equity lines of credit	6,381	10.95%	6,430	11.15%
Installment Loans	462	0.27%	168	0.24%
	$45,571	100.00%	$46,327	100.00%

At June 30, 2015, the allowance for loan losses was $45.6 million, compared to the June 30, 2014 and December 31, 2014 balances of $46.9 million and $46.3 million, respectively.  The allowance represents 1.41% of the loan portfolio as of June 30, 2015 compared to 1.56% at June 30, 2014 and 1.47% at December 31, 2014.

The provision for loan losses was $800 thousand for the quarter ended June 30, 2015 compared to $1.5 million for the second quarter of 2014.  Net charge-offs for the three-month period ended June 30, 2015 were $1.2 million, compared to $1.6 million in the year earlier period.  The decrease in the provision for loan losses in 2015 was primarily related to improving trends in NPLs and charge-offs and generally better economic conditions in Florida, where loss severity was particularly high during the financial crisis.

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

Management continues to monitor these factors in determining future loan loss provisions or recaptures in relation to the economic environment, loan charge-offs, recoveries and the level and trends of nonperforming loans.

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

Using this model, the fair value of capital projections as of June 30, 2015 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2015. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of June 30, 2015	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.73%
+300 BP	20.87
+200 BP	21.92
+100 BP	22.73
Current rates	22.93
-100 BP	21.20

Noninterest Income
Total noninterest income for the second quarter of 2015 was $4.5 million, essentially unchanged from the prior year period.  For the six months ended June 30, 2015 total noninterest income was $9.1 million compared to $10.3 million in the prior year period. The 2014 six month period included gains on securities sales of $6 thousand and a gain of $1.6 million on the sale of the Company’s planned Florida regional administrative center, while the 2015 period included gains on securities sale of $249 thousand.  Excluding all gains, noninterest income was up $125 thousand to $8.8 million for the six month periods.

Trustco Financial Services income increased $73 thousand to $1.5 million for the second quarter of 2015 compared to the second quarter of 2014.  The fair value of assets under management were $938 million at June 30, 2015 compared to $918 million at December 31, 2014 and $878 million at June 30, 2014.  The increase in assets was due to market value gains and net account acquisition.

Index
The total of fees for other services to customers plus other income was $3.0 million in the second quarter of 2015, down $124 thousand.  For the six months ended June 30, 2015 fees for other services to customers plus other income was $5.7 million in the second quarter of 2015, down $91 thousand(excluding the $1.6 million gain on sale of the Florida administration center noted above, which is included in “other”) versus the same period in 2014.

Noninterest Expenses
Total noninterest expenses were $22.1 million for the three months ended June 30, 2015, compared to $19.4 million for the three months ended June 30, 2014.  The largest cause of the increase in expenses was a $1.9 million increase in ORE expenses, which was driven by the $2.4 million gain on a foreclosed property in the second quarter of 2014.  Other increases included higher professional services expenses and higher salaries and benefits.  Professional services expenses were up $628 thousand for the period, due partly to legal and consulting fees related to the agreement with the OCC.  Higher salaries and benefits were related to higher full time equivalent employee count in the areas of branch administration and compliance.  Full time equivalent headcount was 760 as of June 30, 2015, compared to 747 as of June 30, 2014.  Salaries and benefits increased by $152 thousand to $8.2 million in the second quarter of 2015 compared to the year ago quarter.  Advertising (up $76 thousand), FDIC and other insurance (up $17 thousand) and “other” (up $184 thousand) also contributed to the overall increase.  A $232 thousand decline in occupancy expense offset a portion of these increases.   Excluding the ORE line, noninterest expenses were up $805 thousand in the second quarter of 2015 compared to the prior year.

For the six months ended June 30, 2015, total noninterest expenses were $44.0 million, compared to $40.2 million for the six months ended June 30, 2014, an increase of $3.8 million.  Excluding the ORE line, noninterest expenses were up $2.3 million for the six month period ended June 30, 2015 compared to the prior year, with increases in salaries and benefits and professional service expenses contributing most of the total increase.

Income Taxes
In the second quarter of 2015, TrustCo recognized income tax expense of $6.5 million, compared to $7.2 million for the second quarter of 2014.  The effective tax rates were 37.6% and 38.0% for the second quarters of 2015 and 2014, respectively.  For the six month period ended June 30, 2015, as compared to the year earlier period, tax expense fell to $12.9 million from $14.3 million and the tax rate was 37.5% down from 38.6%.  The decrease in taxes reflects lower pre-tax income levels in 2015 for both the three and six month periods, and a deferred tax asset write-down of $200 thousand during the first quarter of 2014 that reflected the impact of New York State tax law changes.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.

Index
Banking regulators have moved towards higher required capital requirements due to the standards included in the Basel III reform measures and the Dodd-Frank Act, as well as a general trend towards reducing risk in the banking system by providing a greater capital margin.

Total shareholders’ equity at June 30, 2015 was $402.5 million, compared to $385.0 million at June 30, 2014. TrustCo declared a dividend of $0.065625 per share in the second quarter of 2015.  This results in a dividend payout ratio of 58.15% based on second quarter 2015 earnings per share of $0.113.

The Bank reported the following capital ratios as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	As of June 30, 2015		Well	Adequately
	Amount	Ratio	Capitalized*	Capitalized*
Tier 1 leverage capital	$396,840	8.37%	5.00%	4.00%
Common equity tier 1 capital	396,840	16.85	6.50	4.50
Tier 1 risk-based capital	396,840	16.85	8.00	6.00
Total risk-based capital	426,486	18.11	10.00	8.00

(dollars in thousands)	As of December 31, 2014		Well	Adequately
	Amount	Ratio	Capitalized*	Capitalized*
Tier 1 (core) capital	$386,913	8.33%	5.00%	4.00%
Tier 1 risk-based capital	386,913	16.60	6.00	4.00
Total risk-based capital	416,269	17.86	10.00	8.00

*	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

The following is a summary of actual capital amounts and ratios as of June 30, 2015 and December 31, 2014 for TrustCo on a consolidated basis:

(dollars in thousands)	As of June 30, 2015
	Amount	Ratio
Tier 1 leverage capital	$407,833	8.60%
Common equity tier 1 capital	407,833	17.30
Tier 1 risk-based capital	407,833	17.30
Total risk-based capital	437,498	18.56

(dollars in thousands)	As of December 31, 2014
	Amount	Ratio
Leverage capital	$397,400	8.55%
Tier 1 risk-based capital	397,400	17.04
Total risk-based capital	426,770	18.30

In addition, at June 30, 2015, the consolidated equity to total assets ratio was 8.49%, compared to 8.47% at December 31, 2014 and 8.39% at June 30, 2014.

TrustCo became subject to Federal Reserve regulations requiring minimum capital requirements in January 2015 when new regulatory capital rules issued in July 2013 by the federal banking agencies, including the Federal Reserve and the OCC, took effect.  The new capital rules substantially amend the prior regulatory capital rules and implemented the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.

Index
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

The following chart compares the risk-based capital ratios required under the prior rules to those prescribed under the new final rules:

	Prior Rules	Final Rules

Common equity tier 1 capital	N/ A	4.50%
Tier 1 risk-based capital	4.00%	6.00%
Total risk-based capital	8.00%	8.00%
Common equity tier 1 capital conservation buffer*	N/A	2.50%

*	When fully phased in, which will occur on January 1, 2019.

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

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework. Beginning January 1, 2015, the minimum ratios for the Company and the Bank to be considered well-capitalized are as follows:

	Prior Rules	Final Rules

Common equity tier 1 capital	N/A	6.50%
Tier 1 risk-based capital	6.00%	8.00%
Total risk-based capital	10.00%	10.00%
Tier 1 leverage capital	5.00%	5.00%

The Bank and the Company continue to meet the regulatory requirements to be classified as well capitalized.

Index
Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($3.5) million in 2015 and ($5.3) million in 2014.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended June 30, 2015			Three months ended June 30, 2014

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$114,279	366	1.28%	$110,783	381	1.38%	$(15)	63	(78)
Mortgage backed securities and collateralized mortgage obligations-residential	441,754	2,276	2.06%	589,334	3,299	2.24%	(1,023)	(774)	(249)
State and political subdivisions	1,939	36	7.36%	3,823	70	7.32%	(34)	(37)	3
Corporate bonds	956	-	0.00%	1,403	2	0.48%	(2)	(0)	(2)
Small Business Administration-guaranteed participation securities	98,894	503	2.03%	108,072	539	1.99%	(36)	(99)	63
Mortgage backed securities and collateralized mortgage obligations-commercial	10,600	38	1.41	10,871	38	1.40	-	(2)	2
Other	685	4	2.34%	665	4	2.41%	-	-	-

Total securities available for sale	669,107	3,223	1.93%	824,951	4,333	2.10%	(1,110)	(850)	(260)

Federal funds sold and other short-term Investments	683,110	423	0.25%	606,809	376	0.25%	47	47	-

Held to maturity securities:
Corporate bonds	9,965	154	6.17%	9,950	154	6.18%	-	1	(1)
Mortgage backed securities and collateralized mortgage obligations-residential	55,509	480	3.46%	70,377	577	3.28%	(97)	(278)	181

Total held to maturity securities	65,474	634	3.87%	80,327	731	3.64%	(97)	(277)	180

Federal Reserve Bank and Federal Home Loan Bank stock	9,466	118	4.99%	10,937	128	4.68%	(10)	(52)	42

Commercial loans	210,424	2,710	5.15%	221,819	2,842	5.12%	(132)	(238)	106
Residential mortgage loans	2,648,320	29,371	4.44%	2,401,020	27,548	4.59%	1,823	6,852	(5,029)
Home equity lines of credit	354,053	3,092	3.50%	339,884	3,064	3.62%	28	470	(442)
Installment loans	8,226	176	8.60%	5,827	167	11.47%	9	214	(205)

Loans, net of unearned income	3,221,023	35,349	4.39%	2,968,550	33,621	4.53%	1,728	7,298	(5,570)

Total interest earning assets	4,648,180	39,747	3.42%	4,491,574	39,189	3.49%	558	6,166	(5,608)

Allowance for loan losses	(46,190)			(47,389)
Cash & non-interest earning assets	137,329			135,326

Total assets	$4,739,319			$4,579,511

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$706,767	111	0.06%	$632,266	89	0.06%	22	22	-
Money market accounts	635,347	547	0.35%	655,009	618	0.38%	(71)	(20)	(51)
Savings	1,249,865	599	0.19%	1,240,158	592	0.19%	7	7	-
Time deposits	1,190,234	2,500	0.84%	1,144,165	2,035	0.71%	465	84	381

Total interest bearing deposits	3,782,213	3,757	0.40%	3,671,598	3,334	0.36%	423	93	330
Short-term borrowings	182,829	300	0.66%	189,802	342	0.72%	(42)	(13)	(29)

Total interest bearing liabilities	3,965,042	4,057	0.41%	3,861,400	3,676	0.38%	381	80	301

Demand deposits	344,982			316,759
Other liabilities	25,591			22,325
Shareholders' equity	403,704			379,027

Total liabilities and shareholders' equity	$4,739,319			$4,579,511

Net interest income, tax equivalent		35,690			35,513		$177	6,085	(5,908)

Net interest spread			3.01%			3.11%

Net interest margin (net interest income to total interest earning assets)			3.07%			3.16%

Tax equivalent adjustment		(19)			(33)

Net interest income		35,671			35,480

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($3.1) million in 2015 and  ($7.2) million  in 2014.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended June 30, 2015			Six months ended June 30, 2014

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$96,172	578	1.20%	$139,907	887	1.27%	$(309)	(263)	(46)
Mortgage backed securities and collateralized mortgage obligations-residential	459,980	4,669	2.03%	567,700	6,377	2.25%	(1,708)	(1,127)	(581)
State and political subdivisions	2,015	74	7.31%	4,971	175	7.04%	(101)	(120)	19
Corporate bonds	1,226	1	0.16%	4,956	61	2.47%	(60)	(27)	(33)
Small Business Administration-guaranteed participation securities	100,270	1,025	2.05%	109,079	1,095	2.01%	(70)	(126)	56
Mortgage backed securities and collateralized mortgage obligations-commercial	10,635	75	1.41%	10,904	76	1.39%	(1)	(3)	2
Other	685	8	2.34%	662	8	2.42%	-	1	(1)

Total securities available for sale	670,983	6,430	1.92%	838,179	8,679	2.07%	(2,249)	(1,666)	(583)

Federal funds sold and other short-term Investments	668,269	823	0.25%	591,167	727	0.25%	96	96	-

Held to maturity securities:
Corporate bonds	9,964	308	6.17%	9,948	308	6.18%	-	1	(1)
Mortgage backed securities and collateralized mortgage obligations-residential	57,419	958	3.34%	72,340	1,202	3.32%	(244)	(265)	21

Total held to maturity securities	67,383	1,266	3.76%	82,288	1,510	3.67%	(244)	(264)	20

Federal Reserve Bank and Federal Home Loan Bank stock	9,348	234	5.01%	10,720	261	4.87%	(27)	(47)	20

Commercial loans	214,713	5,506	5.13%	222,074	5,639	5.08%	(133)	(274)	141
Residential mortgage loans	2,621,417	58,329	4.46%	2,378,199	54,530	4.59%	3,799	7,817	(4,018)
Home equity lines of credit	353,161	6,153	3.51%	340,281	6,000	3.56%	153	360	(207)
Installment loans	8,011	351	8.84%	5,712	334	11.78%	17	218	(201)

Loans, net of unearned income	3,197,302	70,339	4.41%	2,946,266	66,503	4.52%	3,836	8,121	(4,285)

Total interest earning assets	4,613,285	79,092	3.44%	4,468,620	77,680	3.48%	1,412	6,241	(4,829)

Allowance for loan losses	(46,392)			(47,802)
Cash & non-interest earning assets	138,319			132,906

Total assets	$4,705,212			$4,553,724

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$692,445	216	0.06%	$619,076	173	0.06%	43	43	-
Money market accounts	636,596	1,164	0.37%	650,828	1,217	0.38%	(53)	(24)	(29)
Savings	1,239,737	1,257	0.20%	1,232,803	1,355	0.22%	(98)	23	(121)
Time deposits	1,185,363	4,934	0.84%	1,142,001	3,986	0.70%	948	151	797

Total interest bearing deposits	3,754,141	7,571	0.41%	3,644,708	6,731	0.37%	840	193	647
Short-term borrowings	187,560	646	0.69%	195,954	735	0.76%	(89)	(28)	(61)

Total interest bearing liabilities	3,941,701	8,217	0.42%	3,840,662	7,466	0.39%	751	165	586

Demand deposits	336,741			316,386
Other liabilities	25,817			22,499
Shareholders' equity	400,953			374,177

Total liabilities and shareholders' equity	$4,705,212			$4,553,724

Net interest income , tax equivalent		70,875			70,214		$661	6,076	(5,415)

Net interest spread			3.02%			3.09%

Net interest margin (net interest income to total interest earning assets)			3.08%			3.15%

Tax equivalent adjustment		(39)			(78)

Net interest income		70,836			70,136

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2014, the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and six month periods ended June 30, 2015 and 2014, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2015, the Company had an average balance of Federal Funds sold and other short-term investments of $683.1 million compared to $606.8 million in the second quarter of 2014.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors we previously disclosed in our Annual Report on Form 10-K as of and for the year ended December 31, 2014, in addition to the risk factor set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We have entered into a Formal Agreement under which our regulators will require us to take certain actions.

On July 21, 2015, Trustco Bank entered into a Formal Agreement with its primary regulator, the OCC. The Formal Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain areas of the Bank including, among others, (i) establishing a board committee to monitor and coordinate the response to the Agreement; (ii) adopting compliance plans to respond to the Agreement; (iii) evaluating and implementing improvements in corporate governance; (iv) evaluating and implementing improvements in internal audit; (v) developing a strategic plan; (vi) developing a revised capital plan consistent with the strategic plan; (vii) developing and implementing improvements to the loan review system; and (viii) other necessary steps to address the issues and questions noted in the Agreement. We intend to take all actions necessary to enable the Bank to comply with the requirements of the Formal Agreement, and as the date hereof we have submitted all documentation required as of this date to the OCC. There can be no assurance that the Bank will be able to continue to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. Failure to meet the requirements of the Formal Agreement could result in additional supervisory and enforcement actions against the Bank and/or its directors and senior executive officers, including the issuance of a cease and desist order or the imposition of civil money penalties. In addition, compliance efforts related to the Formal Agreement have an adverse impact on our non-interest expense.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

10.1	Formal Agreement by and between Trustco Bank and the OCC dated July 21, 2015, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s first current report on Form 8-K filed July 21, 2015.

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: /s/ Robert J. McCormick

Robert J. McCormick
President and Chief Executive Officer

By: /s/ Michael M. Ozimek

Michael M. Ozimek
Senior Vice President
and Chief Financial Officer

Date: August 7, 2015

Index
Exhibits Index

Reg S-K
Exhibit No.	Description

10.1	Formal Agreement by and between Trustco Bank and the OCC dated July 21, 2015, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s first current report on Form 8-K filed July 21, 2015.

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document