Form 10-Q
period 2015-09-30
TRUSTCO BANK CORP N Y
filed 2015-11-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0-10592
September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 30, 2015
$1 Par Value	95,260,307

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest and dividend income:
Interest and fees on loans	$35,631	34,421	105,957	100,909
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	584	297	1,162	1,184
State and political subdivisions	23	38	71	150
Mortgage-backed securities and collateralized mortgage obligations-residential	2,230	3,040	6,899	9,417
Corporate bonds	-	2	1	63
Small Business Administration-guaranteed participation securities	497	535	1,522	1,630
Mortgage-backed securities and collateralized mortgage obligations-commercial	37	38	112	114
Other securities	4	4	12	12
Total interest and dividends on securities available for sale	3,375	3,954	9,779	12,570

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	461	545	1,419	1,747
Corporate bonds	153	153	461	461
Total interest on held to maturity securities	614	698	1,880	2,208

Federal Reserve Bank and Federal Home Loan Bank stock	113	127	347	388
Interest on federal funds sold and other short-term investments	408	374	1,231	1,101
Total interest income	40,141	39,574	119,194	117,176

Interest expense:
Interest on deposits:
Interest-bearing checking	117	94	333	267
Savings	603	644	1,860	1,999
Money market deposit accounts	537	648	1,701	1,865
Time deposits	2,544	2,213	7,478	6,199
Interest on short-term borrowings	290	327	936	1,062
Total interest expense	4,091	3,926	12,308	11,392

Net interest income	36,050	35,648	106,886	105,784
Provision for loan losses	800	1,100	2,400	4,100
Net interest income after provision for loan losses	35,250	34,548	104,486	101,684

Noninterest income:
Trustco financial services income	1,351	1,471	4,482	4,386
Fees for services to customers	2,770	2,838	7,985	8,091
Net gain on securities transactions	-	376	249	382
Other	244	205	726	2,295
Total noninterest income	4,365	4,890	13,442	15,154

Noninterest expenses:
Salaries and employee benefits	7,834	8,272	24,479	23,876
Net occupancy expense	3,929	4,013	11,915	12,382
Equipment expense	1,596	1,725	5,341	5,300
Professional services	2,238	1,547	5,811	4,271
Outsourced services	1,425	1,375	4,275	4,125
Advertising expense	668	629	2,001	1,885
FDIC and other insurance	2,202	1,054	4,284	2,958
Other real estate expense, net	806	1,001	1,431	168
Other	2,766	2,576	7,915	7,465
Total noninterest expenses	23,464	22,192	67,452	62,430

Income before taxes	16,151	17,246	50,476	54,408
Income taxes	5,535	6,532	18,418	20,875

Net income	$10,616	10,714	32,058	33,533

Net income per share:
- Basic	$0.112	0.113	0.337	0.354

- Diluted	$0.111	0.113	0.337	0.354

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$10,616	10,714	32,058	33,533

Net unrealized holding gain (loss) on securities available for sale	7,855	(1,269)	5,682	17,615
Reclassification adjustments for net gain recognized in income	-	(376)	(249)	(382)
Tax effect	(3,142)	650	(2,171)	(6,893)

Net unrealized gain (loss) on securities available for sale, net of tax	4,713	(995)	3,262	10,340

Amortization of net actuarial loss (gain)	43	(77)	53	(223)
Amortization of prior service cost	23	239	68	149
Tax effect	(26)	(64)	(48)	29
Amortization of net actuarial loss (gain) and prior service cost on pension and postretirement plans, net of tax	40	98	73	(45)

Other comprehensive income (loss), net of tax	4,753	(897)	3,335	10,295
Comprehensive income	$15,369	9,817	35,393	43,828

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands)

	September 30, 2015	December 31, 2014
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$42,560	43,505
Federal funds sold and other short term investments	655,512	627,943
Total cash and cash equivalents	698,072	671,448

Securities available for sale	624,547	676,759

Held to maturity securities (fair value 2015 $63,896; 2014 $75,342)	59,998	70,946

Federal Reserve Bank and Federal Home Loan Bank stock	9,480	9,228

Loans, net of deferred fees and costs	3,282,005	3,158,332
Less:
Allowance for loan losses	45,149	46,327
Net loans	3,236,856	3,112,005

Bank premises and equipment, net	37,506	38,565
Other assets	59,358	65,488

Total assets	$4,725,817	4,644,439

LIABILITIES:
Deposits:
Demand	$354,162	331,425
Interest-bearing checking	719,071	682,210
Savings accounts	1,237,549	1,216,831
Money market deposit accounts	617,103	638,542
Time deposits	1,168,908	1,163,233
Total deposits	4,096,793	4,032,241

Short-term borrowings	184,405	189,116
Accrued expenses and other liabilities	32,327	29,638

Total liabilities	4,313,525	4,250,995

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,964,052 and 98,944,623 shares issued at September 30, 2015 and December 31, 2014, respectively	98,964	98,945
Surplus	171,788	172,353
Undivided profits	180,093	166,745
Accumulated other comprehensive loss, net of tax	(1,174)	(4,509)
Treasury stock at cost - 3,815,332 and 4,087,295 shares at September 30, 2015 and December 31, 2014, respectively	(37,379)	(40,090)

Total shareholders' equity	412,292	393,444

Total liabilities and shareholders' equity	$4,725,817	4,644,439

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Beginning balance, January 1, 2014	$98,927	173,144	147,432	(13,803)	(43,887)	361,813
Net income	-	-	33,533	-	-	33,533
Other comprehensive income, net of tax	-	-	-	10,295	-	10,295
Cash dividend declared, $.1969 per share	-	-	(18,639)	-	-	(18,639)
Stock options exercised and related tax benefits (15,000 shares)	15	63	-	-	-	78
Sale of treasury stock (306,778 shares)	-	(869)	-	-	3,016	2,147
Stock based compensation expense	-	260	-	-	-	260

Ending balance, September 30, 2014	$98,942	172,598	162,326	(3,508)	(40,871)	389,487

Beginning balance, January 1, 2015	$98,945	172,353	166,745	(4,509)	(40,090)	393,444
Net income	-	-	32,058	-	-	32,058
Other comprehensive loss, net of tax	-	-	-	3,335	-	3,335
Cash dividend declared, $.1969 per share	-	-	(18,710)	-	-	(18,710)
Stock options exercised (19,429 shares)	19	80	-	-	-	99
Purchase of treasury stock (14,881 shares)	-	-	-	-	(99)	(99)
Sale of treasury stock (286,844 shares)	-	(789)	-	-	2,810	2,021
Stock based compensation expense	-	144	-	-	-	144

Ending balance, September 30, 2015	$98,964	171,788	180,093	(1,174)	(37,379)	412,292

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$32,058	33,533

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,469	3,601
Net gain on sale of other real estate owned	(354)	(2,501)
Writedown of other real estate owned	781	1,447
Net gain on sale of building held for sale	-	(1,556)
Provision for loan losses	2,400	4,100
Deferred tax expense	2,832	1,546
Stock based compensation expense	144	260
Net gain on sale of bank premises and equipment	-	(1)
Net gain on sales and calls of securities	(249)	(382)
Decrease (increase) in taxes receivable	3,599	(662)
Decrease in interest receivable	453	407
Increase (decrease) in interest payable	(40)	32
Increase in other assets	(3,400)	(2,900)
Increase (decrease) in accrued expenses and other liabilities	2,713	(678)
Total adjustments	12,348	2,713
Net cash provided by operating activities	44,406	36,246

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	189,293	268,499
Proceeds from calls and maturities of held to maturity securities	10,948	12,036
Purchases of securities available for sale	(132,898)	(118,755)
Proceeds from maturities of securities available for sale	1,499	9,002
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(252)	(451)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	-	1,723
Net increase in loans	(132,594)	(188,009)
Net proceeds from sale of building held for sale	-	4,745
Proceeds from dispositions of other real estate owned	5,464	11,276
Proceeds from dispositions of bank premises and equipment	107	98
Purchases of bank premises and equipment	(2,517)	(6,171)
Net cash used in investing activities	(60,950)	(6,007)

Cash flows from financing activities:

Net increase in deposits	64,552	57,970
Net decrease in short-term borrowings	(4,711)	(24,205)
Proceeds from exercise of stock options	99	78
Proceeds from sale of treasury stock	2,021	2,147
Purchases of treasury stock	(99)	-
Dividends paid	(18,694)	(18,618)
Net cash provided by financing activities	43,168	17,372
Net increase in cash and cash equivalents	26,624	47,611
Cash and cash equivalents at beginning of period	671,448	583,044
Cash and cash equivalents at end of period	$698,072	630,655

Index
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$12,348	11,360
Income taxes paid	14,859	21,602
Other non cash items:
Transfer of loans to other real estate owned	5,343	8,487
Transfer of other real estate owned to fixed assets	-	568
Increase in dividends payable	16	21
Change in unrealized gain on securities available for sale-gross of deferred taxes	5,433	17,233
Change in deferred tax effect on unrealized gain on securities available for sale	(2,171)	(6,893)
Amortization of net actuarial gain (loss) and prior service cost on pension and postretirement plans	121	(74)
Change in deferred tax effect of amortization of net actuarial gain (loss) and prior service cost	(48)	29

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and nine months ended September 30, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2015, the results of operations for the three months and nine months ended September 30, 2015 and 2014, and the cash flows for the nine months ended September 30, 2015 and 2014.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in Company's 2014 Annual Report on Form 10-K for the year ended December 31, 2014.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

Participating securities under this statement include the unvested employees’ and directors’ restricted stock awards with time-based vesting, which received nonforfeitable dividend payments.  These awards vested in November 2014 and as of September 30, 2015, the Company no longer has unvested restricted stock awards that were previously considered participating securities.  As of September 30, 2015, there are no other awards that are considered participating securities.

Index
A reconciliation of the component parts of earnings per share for the three months and nine months ended September 30, 2015 and 2014 is as follows:

(In thousands except per share data)	For the three months ended September 30:		For the nine months ended September 30:
	2015	2014	2015	2014

Net income	$10,616	10,714	$32,058	33,533
Less: Net income allocated to participating securities	-	12	-	38
Net income allocated to common shareholders	$10,616	10,702	$32,058	33,495
Basic EPS:
Distributed earnings allocated to common stock	$6,244	6,220	$18,710	18,639
Undistributed earnings allocated to common stock	4,372	4,482	13,348	14,856
Net income allocated to common shareholders	$10,616	10,702	$32,058	33,495
Weighted average common shares outstanding including participating securities	95,149	94,734	95,051	94,668
Less: Participating securities	-	106	-	106
Weighted average common shares	95,149	94,628	95,051	94,562

Basic EPS	$0.112	0.113	$0.337	0.354

Diluted EPS:
Net income allocated to common shareholders	$10,616	10,702	$32,058	33,495
Weighted average common shares for basic EPS	95,149	94,628	95,051	94,562
Effect of Dilutive Securities:
Stock Options	85	124	116	123
Weighted average common shares including potential dilutive shares	95,234	94,752	95,167	94,685

Diluted EPS	$0.111	0.113	$0.337	0.354

For both the three and nine months ended September 30, 2015, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.4 million.  For both the three and nine months ended September 30, 2014 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 2.4 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three and nine months ended September 30, 2015 and 2014 for its pension and other postretirement benefit plans:

	For the three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014

Service cost	$15	8	47	46
Interest cost	337	359	72	99
Expected return on plan assets	(684)	(660)	(182)	(166)
Amortization of net loss (gain)	77	-	(34)	(77)
Amortization of prior service cost	-	-	23	239
Net periodic benefit	$(255)	(293)	(74)	141

	For the nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2015	2014	2015	2014

Service cost	$45	44	125	75
Interest cost	997	1,031	201	163
Expected return on plan assets	(2,052)	(1,878)	(543)	(504)
Amortization of net loss (gain)	158	-	(105)	(223)
Amortization of prior service cost	-	-	68	149
Net periodic benefit	$(852)	(803)	(254)	(340)

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2014, that it did not expect to make contributions to its pension and postretirement benefit plans in 2015.  As of September 30, 2015, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$103,421	117	46	103,492
State and political subdivisions	1,937	26	-	1,963
Mortgage backed securities and collateralized mortgage obligations - residential	413,500	1,607	1,229	413,878
Small Business Administration-guaranteed participation securities	95,233	-	1,195	94,038
Mortgage backed securities and collateralized mortgage obligations - commercial	10,492	1	2	10,491
Other	650	-	-	650
Total debt securities	625,233	1,751	2,472	624,512
Equity securities	35	-	-	35
Total securities available for sale	$625,268	1,751	2,472	624,547

(dollars in thousands)	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$78,420	2	622	77,800
State and political subdivisions	2,232	39	-	2,271
Mortgage backed securities and collateralized mortgage obligations - residential	486,107	1,108	3,655	483,560
Corporate bonds	1,500	-	-	1,500
Small Business Administration-guaranteed participation securities	103,273	-	2,777	100,496
Mortgage backed securities and collateralized mortgage obligations - commercial	10,696	-	249	10,447
Other	650	-	-	650
Total debt securities	682,878	1,149	7,303	676,724
Equity securities	35	-	-	35
Total securities available for sale	$682,913	1,149	7,303	676,759

Index
The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2015, based on the securities’ final maturities (mortgage backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,459	2,452
Due in one year through five years	317,594	318,781
Due after five years through ten years	305,162	303,261
Due after ten years	18	18
	$625,233	624,512

Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	September 30, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$-	-	26,474	46	26,474	46
Mortgage backed securities and collateralized mortgage obligations - residential	65,185	165	176,976	1,064	242,161	1,229
Small Business Administration-guaranteed participation securities	7,595	46	86,443	1,149	94,038	1,195
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	4,769	2	4,769	2

Total	$72,780	211	294,662	2,261	367,442	2,472

(dollars in thousands)	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$12,840	81	54,959	541	67,799	622
Mortgage backed securities and collateralized mortgage obligations - residential	65,549	492	325,476	3,163	391,025	3,655
Small Business Administration-guaranteed participation securities	-	-	100,496	2,777	100,496	2,777
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	10,447	249	10,447	249

Total	$78,389	573	491,378	6,730	569,767	7,303

Index
The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2015 and 2014 are as follows:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Proceeds from sales	$-	42,228	$22,945	42,228
Proceeds from calls	107,777	45,648	166,348	226,271
Gross realized gains	-	376	249	382
Gross realized losses	-	-	-	-

For the three months ended September 30, 2014, income tax expense recognized on net gains on sales of securities available for sale were approximately $151 thousand.  Income tax expense recognized on net gains on sales of securities available for sale were approximately $100 thousand and $153 thousand for the nine months ended September 30, 2015 and 2014, respectively.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	September 30, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$50,027	3,088	-	53,115
Corporate bonds	9,971	810	-	10,781
Total held to maturity	$59,998	3,898	-	63,896

(dollars in thousands)	December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$60,986	3,334	-	64,320
Corporate bonds	9,960	1,062	-	11,022
Total held to maturity	$70,946	4,396	-	75,342

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2015, based on the securities’ final maturity (mortgage backed securities and collateralized mortgage obligations are stated using an estimated average life):

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$-	-
Due in one year through five years	59,998	63,896
Due in five years through ten years	-	-
	$59,998	63,896

Index
Actual maturities may differ from the above because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

There were no held to maturity securities in an unrecognized loss position as of September 30, 2015 or December 31, 2014.

There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2015 and 2014.

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

In determining OTTI under the FASB ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether any other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of September 30, 2015, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Index
Mortgage backed securities and collateralized mortgage obligations - residential

All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, which are institutions the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Small Business Administration (SBA) - guaranteed participation securities

All of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

Mortgage backed securities and collateralized mortgage obligations – commercial

 All of the mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government-sponsored entities and agencies, are current as to the payment of interest and principal and the Company expects to collect the full amount of the principal and interest payments. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

As a result of the above analysis, during the three and nine months ended September 30, 2015, the Company did not recognize any other-than-temporary impairment losses for credit or any other reason.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2015
(dollars in thousands)	New York and other states*	Florida	Total

Commercial:
Commercial real estate	$170,185	15,734	185,919
Other	22,776	99	22,875
Real estate mortgage - 1 to 4 family:
First mortgages	2,093,433	554,788	2,648,221
Home equity loans	51,852	7,871	59,723
Home equity lines of credit	308,239	48,098	356,337
Installment	7,666	1,264	8,930
Total loans, net	$2,654,151	627,854	3,282,005
Less: Allowance for loan losses			45,149
Net loans			$3,236,856

	December 31, 2014
(dollars in thousands)	New York and other states*
		Florida	Total
Commercial:
Commercial real estate	$174,788	19,336	194,124
Other	29,200	58	29,258
Real estate mortgage - 1 to 4 family:
First mortgages	2,041,140	476,427	2,517,567
Home equity loans	51,713	5,942	57,655
Home equity lines of credit	308,764	43,370	352,134
Installment	6,774	820	7,594
Total loans, net	$2,612,379	545,953	3,158,332
Less: Allowance for loan losses			46,327
Net loans			$3,112,005

*Includes New York, New Jersey, Vermont and Massachusetts

At September 30, 2015 and December 31, 2014, the Company had approximately $28.3 million and $38.5 million of real estate construction loans, respectively.  Of the $28.3 million in real estate construction loans at September 30, 2015, approximately $12.0 million are secured by first mortgages to residential borrowers while approximately $16.3 million were to commercial borrowers for residential construction projects. Of the $38.5 million in real estate construction loans at December 31, 2014, approximately $17.6 million are secured by first mortgages to residential borrowers while approximately $20.9 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following table presents the recorded investment in non-accrual loans by loan class:

	September 30, 2015
(dollars in thousands)	New York and other states
		Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$3,699	-	3,699
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	22,637	1,723	24,360
Home equity loans	154	-	154
Home equity lines of credit	3,268	331	3,599
Installment	69	9	78
Total non-accrual loans	29,827	2,063	31,890
Restructured real estate mortgages - 1 to 4 family	50	-	50
Total nonperforming loans	$29,877	2,063	31,940

	December 31, 2014
(dollars in thousands)	New York and other states
		Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$3,835	-	3,835
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	23,643	2,488	26,131
Home equity loans	349	-	349
Home equity lines of credit	3,229	252	3,481
Installment	77	13	90
Total non-accrual loans	31,133	2,753	33,886
Restructured real estate mortgages - 1 to 4 family	125	-	125
Total nonperforming loans	$31,258	2,753	34,011

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2015 and December 31, 2014, other real estate owned included $3.6 million and $4.2 million, respectively, of residential foreclosed properties. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $16.3 million and $17.5 million as of September 30, 2015 and December 31, 2014, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of September 30, 2015 and December 31, 2014:

New York and other states:
	September 30, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$109	-	2,790	2,899	167,286	170,185
Other	-	-	-	-	22,776	22,776
Real estate mortgage - 1 to 4 family:
First mortgages	2,878	1,467	15,378	19,723	2,073,710	2,093,433
Home equity loans	103	-	149	252	51,600	51,852
Home equity lines of credit	271	225	1,453	1,949	306,290	308,239
Installment	113	20	37	170	7,496	7,666

Total	$3,474	1,712	19,807	24,993	2,629,158	2,654,151

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	15,734	15,734
Other	-	-	-	-	99	99
Real estate mortgage - 1 to 4 family:
First mortgages	376	-	1,197	1,573	553,215	554,788
Home equity loans	-	-	-	-	7,871	7,871
Home equity lines of credit	59	94	88	241	47,857	48,098
Installment	13	6	-	19	1,245	1,264

Total	$448	100	1,285	1,833	626,021	627,854

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$109	-	2,790	2,899	183,020	185,919
Other	-	-	-	-	22,875	22,875
Real estate mortgage - 1 to 4 family:
First mortgages	3,254	1,467	16,575	21,296	2,626,925	2,648,221
Home equity loans	103	-	149	252	59,471	59,723
Home equity lines of credit	330	319	1,541	2,190	354,147	356,337
Installment	126	26	37	189	8,741	8,930

Total	$3,922	1,812	21,092	26,826	3,255,179	3,282,005

Index
New York and other states:
	December 31, 2014
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$618	52	2,627	3,297	171,491	174,788
Other	-	-	-	-	29,200	29,200
Real estate mortgage - 1 to 4 family:
First mortgages	3,340	3,874	16,782	23,996	2,017,144	2,041,140
Home equity loans	141	59	337	537	51,176	51,713
Home equity lines of credit	568	342	1,198	2,108	306,656	308,764
Installment	79	10	58	147	6,627	6,774

Total	$4,746	4,337	21,002	30,085	2,582,294	2,612,379

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	19,336	19,336
Other	-	-	-	-	58	58
Real estate mortgage - 1 to 4 family:
First mortgages	801	283	1,225	2,309	474,118	476,427
Home equity loans	-	-	-	-	5,942	5,942
Home equity lines of credit	173	-	116	289	43,081	43,370
Installment	17	-	-	17	803	820

Total	$991	283	1,341	2,615	543,338	545,953

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$618	52	2,627	3,297	190,827	194,124
Other	-	-	-	-	29,258	29,258
Real estate mortgage - 1 to 4 family:
First mortgages	4,141	4,157	18,007	26,305	2,491,262	2,517,567
Home equity loans	141	59	337	537	57,118	57,655
Home equity lines of credit	741	342	1,314	2,397	349,737	352,134
Installment	96	10	58	164	7,430	7,594

Total	$5,737	4,620	22,343	32,700	3,125,632	3,158,332

At September 30, 2015 and December 31, 2014, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans includes all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended September 30, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,022	41,087	462	45,571
Loans charged off:
New York and other states*	3	1,300	50	1,353
Florida	-	35	4	39
Total loan chargeoffs	3	1,335	54	1,392

Recoveries of loans previously charged off:
New York and other states*	-	141	24	165
Florida	3	2	-	5
Total recoveries	3	143	24	170
Net loans charged off	-	1,192	30	1,222
Provision for loan losses	34	752	14	800
Balance at end of period	$4,056	40,647	446	45,149

(dollars in thousands)	For the three months ended September 30, 2014
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,073	42,752	110	46,935
Loans charged off:
New York and other states*	124	1,187	67	1,378
Florida	-	278	-	278
Total loan chargeoffs	124	1,465	67	1,656

Recoveries of loans previously charged off:
New York and other states*	-	82	10	92
Florida	1	36	4	41
Total recoveries	1	118	14	133
Net loans charged off	123	1,347	53	1,523
Provision for loan losses	95	935	70	1,100
Balance at end of period	$4,045	42,340	127	46,512

(dollars in thousands)	For the nine months ended September 30, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,071	42,088	168	46,327
Loans charged off:
New York and other states*	103	3,480	126	3,709
Florida	-	313	4	317
Total loan chargeoffs	103	3,793	130	4,026

Recoveries of loans previously charged off:
New York and other states*	16	384	39	439
Florida	5	4	-	9
Total recoveries	21	388	39	448
Net loans charged off	82	3,405	91	3,578
Provision for loan losses	67	1,964	369	2,400
Balance at end of period	$4,056	40,647	446	45,149

(dollars in thousands)	For the nine months ended September 30, 2014
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,019	43,597	98	47,714
Loans charged off:
New York and other states*	397	3,804	148	4,349
Florida	613	820	12	1,445
Total loan chargeoffs	1,010	4,624	160	5,794

Recoveries of loans previously charged off:
New York and other states*	18	352	23	393
Florida	4	91	4	99
Total recoveries	22	443	27	492
Net loans charged off	988	4,181	133	5,302
Provision for loan losses	1,014	2,924	162	4,100
Balance at end of period	$4,045	42,340	127	46,512

Index
The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,056	40,647	446	45,149

Total ending allowance balance	$4,056	40,647	446	45,149

Loans:
Individually evaluated for impairment	$3,984	23,136	-	27,120
Collectively evaluated for impairment	204,810	3,041,145	8,930	3,254,885

Total ending loans balance	$208,794	3,064,281	8,930	3,282,005

	December 31, 2014
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,071	42,088	168	46,327

Total ending allowance balance	$4,071	42,088	168	46,327

Loans:
Individually evaluated for impairment	$4,129	22,406	-	26,535
Collectively evaluated for impairment	219,253	2,904,950	7,594	3,131,797

Total ending loans balance	$223,382	2,927,356	7,594	3,158,332

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at September 30, 2015 and December 31, 2014 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of September 30, 2015 and December 31, 2014:

New York and other states:
	September 30, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,984	4,162	-	3,612
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	18,130	19,069	-	19,708
Home equity loans	418	445	-	438
Home equity lines of credit	2,120	2,314	-	2,896

Total	$24,652	25,990	-	26,654

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,772	1,864	-	1,397
Home equity loans	53	53	-	54
Home equity lines of credit	643	727	-	675

Total	$2,468	2,644	-	2,126

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,984	4,162	-	3,612
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,902	20,933	-	21,105
Home equity loans	471	498	-	492
Home equity lines of credit	2,763	3,041	-	3,571

Total	$27,120	28,634	-	28,780

Index
New York and other states:
	December 31, 2014
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$4,129	5,499	-	4,798
Other	-	-	-	61
Real estate mortgage - 1 to 4 family:
First mortgages	17,579	18,689	-	17,261
Home equity loans	366	410	-	454
Home equity lines of credit	2,492	2,778	-	2,578

Total	$24,566	27,376	-	25,152

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	577
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,289	1,380	-	1,422
Home equity loans	56	56	-	5
Home equity lines of credit	624	773	-	581

Total	$1,969	2,209	-	2,585

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$4,129	5,499	-	5,375
Other	-	-	-	61
Real estate mortgage - 1 to 4 family:
First mortgages	18,868	20,069	-	18,683
Home equity loans	422	466	-	459
Home equity lines of credit	3,116	3,551	-	3,159

Total	$26,535	29,585	-	27,737

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015 and December 31, 2014 impaired loans included approximately $11.2 million and $9.9 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Index
Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of September 30, 2015 and December 31, 2014, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 9/30/2015			Three months ended 9/30/2014
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	8	1,055	1,055	13	1,830	1,830
Home equity loans	-	-	-	2	12	12
Home equity lines of credit	3	115	115	-	-	-

Total	11	$1,170	$1,170	15	$1,842	$1,842

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	4	$524	$524	1	$60	$60
Home equity lines of credit	2	57	57	1	14	14

Total	6	$581	$581	2	$74	$74

	Nine months ended 9/30/2015			Nine months ended 9/30/2014
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	$-	1	$300	$300
Real estate mortgage - 1 to 4 family:
First mortgages	28	4,042	4,042	31	4,523	4,523
Home equity loans	1	139	139	4	63	63
Home equity lines of credit	5	159	159	3	565	565

Total	34	$4,340	$4,340	39	$5,451	$5,451

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	5	$681	$681	5	$423	$423
Home equity lines of credit	4	107	107	3	368	368

Total	9	$788	$788	8	$791	$791

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

The following table presents, by class, TDR’s that defaulted during the three and nine months ended September 30, 2015 and 2014 which had been modified within the last twelve months:

	Three months ended 9/30/2015		Three months ended 9/30/2014
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Real estate mortgage - 1 to 4 family:
First mortgages	1	$121	2	$203

Total	1	$121	2	$203

Florida:
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	1	$60

Total	-	$-	1	$60

	Nine months ended 9/30/2015		Nine months ended 9/30/2014
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Real estate mortgage - 1 to 4 family:
First mortgages	1	$121	6	$509

Total	1	$121	6	$509

Florida:
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	1	$60
Home equity lines of credit	1	$50	1	$279

Total	1	$50	2	$339

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. On at least an annual basis, the Company’s loan grading process analyzes non-homogeneous loans, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk. Homogeneous loans, such as residential 1-to-4 family loans and installment loans, are also assigned loan grades based primarily on the delinquent status of the loan.  The loan grades assigned to all loan types are tested by the Company’s internal loan review department in accordance with the Company’s internal loan review policy.

Index
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “satisfactory” or “pass” rated loans.

Index
As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2015
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$155,836	14,349	170,185
Other	22,036	740	22,776

	$177,872	15,089	192,961

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$15,734	-	15,734
Other	99	-	99

	$15,833	-	15,833

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$171,570	14,349	185,919
Other	22,135	740	22,875

	$193,705	15,089	208,794

	December 31, 2014
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$162,589	12,199	174,788
Other	28,677	523	29,200

	$191,266	12,722	203,988

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$19,336	-	19,336
Other	58	-	58

	$19,394	-	19,394

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$181,925	12,199	194,124
Other	28,735	523	29,258

	$210,660	12,722	223,382

Index
Included in classified loans in the above tables are impaired loans of $3.7 million and $4.1 million at September 30, 2015 and December 31, 2014, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of September 30, 2015 and December 31, 2014 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of September 30, 2015 and December 31, 2014 is presented in the non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$103,492	$-	$103,492	$-
State and political subdivisions	1,963	-	1,963	-
Mortgage backed securities and collateralized mortgage obligations - residential	413,878	-	413,878	-
Small Business Administration- guaranteed participation securities	94,038	-	94,038	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,491	-	10,491	-
Other	685	35	650	-
Total securities available for sale	$624,547	$35	$624,512	$-

Index
	Fair Value Measurements at December 31, 2014 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)

Securities available for sale:
U.S. government sponsored enterprises	$77,800	$-	$77,800	$-
State and political subdivisions	2,271	-	2,271	-
Mortgage backed securities and collateralized mortgage obligations - residential	483,560	-	483,560	-
Corporate bonds	1,500	-	1,500	-
Small Business Administration- guaranteed participation securities	100,496	-	100,496	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,447	-	10,447	-
Other	685	35	650	-
Total securities available for sale	$676,759	$35	$676,724	$-

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 and 2014.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)

Other real estate owned	$5,893	$-	$-	$5,893
Impaired loans:
Commercial real estate	36	-	-	36
Real estate mortgage - 1 to 4 family:
First mortgages	630	-	-	630
Home equity lines of credit	77	-	-	77

	Fair Value Measurements at December 31, 2014 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)

Other real estate owned	$6,441	$-	$-	$6,441
Impaired loans:
Commercial real estate	206	-	-	206
Real estate mortgage - 1 to 4 family:
First mortgages	2,627	-	-	2,627
Home equity lines of credit	810	-	-	810

Index
Other real estate owned, which is carried at fair value less costs to sell, approximated $5.9 million at September 30, 2015 and consisted of $2.3 million of commercial real estate and $3.6 million of residential real estate properties. Valuation charges of $431 thousand and $781 thousand are included in earnings for the three and nine months ended September 30, 2015, respectively.

Of the total impaired loans of $27.1 million at September 30, 2015, $743 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2015.  There were no gross charge offs related to commercial impaired loans included in the table above for the three months ended September 30, 2015.  Gross charge offs related to commercial impaired loans included in the table above were $80 thousand for the nine months ended September 30, 2015, while gross charge offs related to residential impaired loans included in the table above amounted to $88 thousand and $131 thousand for the three and nine months ended September 30, 2015, respectively.

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

Index
In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at September 30, 2015 and December 31, 2014 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at September 30, 2015 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$698,072	698,072	-	-	698,072
Securities available for sale	624,547	35	624,512	-	624,547
Held to maturity securities	59,998	-	63,896	-	63,896
Federal Reserve Bank and Federal
Home Loan Bank stock	9,480	N/A	N/A	N/A	N/A
Net loans	3,236,856	-	-	3,276,461	3,276,461
Accrued interest receivable	10,347	62	2,250	8,035	10,347
Financial liabilities:
Demand deposits	354,162	354,162	-	-	354,162
Interest bearing deposits	3,742,631	2,573,723	1,168,988	-	3,742,711
Short-term borrowings	184,405	-	184,405	-	184,405
Accrued interest payable	508	73	435	-	508

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2014 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$671,448	671,448	-	-	671,448
Securities available for sale	676,759	35	676,724	-	676,759
Held to maturity securities	70,946	-	75,342	-	75,342
Federal Reserve Bank and Federal
Home Loan Bank stock	9,228	N/A	N/A	N/A	N/A
Net loans	3,112,005	-	-	3,171,005	3,171,005
Accrued interest receivable	10,800	30	2,694	8,076	10,800
Financial liabilities:
Demand deposits	331,425	331,425	-	-	331,425
Interest bearing deposits	3,700,816	2,537,583	1,163,245	-	3,700,828
Short-term borrowings	189,116	-	189,116	-	189,116
Accrued interest payable	548	100	448	-	548

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

Index
(7) Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive loss balances, net of tax:

	Three months ended 9/30/15
(dollars in thousands)	Balance at 7/1/2015	Other Comprehensive Income- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income- Three months ended 9/30/15	Balance at 9/30/2015

Net unrealized holding (loss) gain on securities available for sale, net of tax	$(5,144)	4,713	-	4,713	(431)
Net change in net actuarial gain (loss) and prior service cost on pension and postretirement benefit plans, net of tax	(783)	-	40	40	(743)

Accumulated other comprehensive (loss) income, net of tax	(5,927)	4,713	40	4,753	(1,174)

	Three months ended 9/30/14
(dollars in thousands)	Balance at 7/1/2014	Other Comprehensive Loss- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income (loss)- Three months ended 9/30/14	Balance at 9/30/2014

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,743)	(770)	(225)	(995)	(7,738)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	4,132	-	98	98	4,230

Accumulated other comprehensive income (loss), net of tax	(2,611)	(770)	(127)	(897)	(3,508)

	Nine months ended 9/30/15
(dollars in thousands)	Balance at 1/1/2015	Other Comprehensive Income- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income- Nine months ended 9/30/15	Balance at 9/30/2015

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(3,693)	3,411	(149)	3,262	(431)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(816)	-	73	73	(743)

Accumulated other comprehensive income (loss), net of tax	(4,509)	3,411	(76)	3,335	(1,174)

	Nine months ended 9/30/14
(dollars in thousands)	Balance at 1/1/2014	Other Comprehensive Income- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Nine months ended 9/30/14	Balance at 9/30/2014

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(18,078)	10,569	(229)	10,340	(7,738)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	4,275	-	(45)	(45)	4,230

Accumulated other comprehensive income (loss), net of tax	(13,803)	10,569	(274)	10,295	(3,508)

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2015 and 2014:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014	Affected Line Item in Statements
Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	$-	376	$249	382	Net gain on securities transactions
Income tax expense	-	(151)	(100)	(153)	Income taxes
Net of tax	-	225	149	229

Amortization of pension and postretirement benefit items

Amortization of net actuarial (loss) gain	(43)	77	(53)	223	Salaries and employee benefits
Amortization of prior service cost	(23)	(239)	(68)	(149)	Salaries and employee benefits
Income tax benefit (expense)	26	64	48	(29)	Income taxes
Net of tax	(40)	(98)	(73)	45

Total reclassifications, net of tax	$(40)	127	$76	274

Index
(8) Agreement with the Office of the Comptroller of the Currency

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

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (is) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of September 30, 2015, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company's management.

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
November 6, 2015

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

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2014 and in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one-to-four family mortgage loans in its market areas;

•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;

•	TrustCo’s ability to comply with the Formal Agreement entered into with Trustco Bank’s regulator, the OCC, and potential regulatory actions if TrustCo or Trustco Bank fails to comply;

•	Restrictions or conditions imposed by TrustCo’s and Trustco Bank’s regulators on their operations that may make it more difficult to achieve TrustCo’s and Trustco Bank’s goals;

•	the future earnings and capital levels of TrustCo and Trustco Bank and the continued receipt of approvals from TrustCo’s and Trustco Bank’s primary federal banking regulators to distribute capital from Trustco Bank to TrustCo, which could affect the ability of TrustCo to pay dividends;

•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan losses;

•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;

Index
•	the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;

•	the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry;

•	results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;

•	real estate and collateral values;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;

•	technological changes;

•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;

•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and

•	other risks and uncertainties included under “Risk Factors” in TrustCo’s Form 10-K for the year ended December 31, 2014 and in its Form 10-Q for the quarter ended June 30, 2015.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 2015 and 2014.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and nine month periods ended September 30, 2015, with comparisons to the corresponding periods in 2014, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2014 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 6, 2015, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Index
Equity markets were roughly flat for the first half of the third quarter of 2015, followed by a fairly significant sell-off in the latter part of August.  Overall volatility was higher during the quarter than in recent quarters.  For the full third quarter, the S&P 500 Index was down 6.9% and the Dow Jones Industrial Average was down 7.6%.  Credit markets continue to be driven by worldwide economic news and decreasing liquidity in some segments of the bond market.  On average, the shape of the curve did not change significantly from Q2 to Q3.  The 10 year Treasury bond averaged 2.22% during Q3 compared to 2.16% in Q2, an increase of 6 basis points.  However, the 2 year Treasury bond average rate rose 8 basis points, resulting in a slightly less steep curve.  The spread between the 10 year and the 2 year Treasury bonds decreased from 1.55% on average in Q2 to 1.53% in Q3.  This spread remains well below where it was for much of 2014, including the 198 basis point spread averaged during the third quarter of 2014.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at zero to 0.25% during the third quarter of 2015.  Spreads of certain asset classes, including agency securities and mortgage-backed securities, were consistent with recent quarters, remaining relatively narrow compared to the Treasury curve during the third quarter of 2015.  Spreads generally remained well below the levels seen a year ago.  One exception to this was in corporate bonds, where spreads have widened as risk perceptions have changed.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of any actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q3/14	Beg of Q3	0.02	0.47	1.66	2.58	2.11
	Peak	0.04	0.59	1.85	2.63	2.11
	Trough	0.01	0.42	1.55	2.34	1.84
	End of Q3	0.02	0.58	1.78	2.52	1.94
	Average in Q3	0.03	0.52	1.70	2.49	1.98

Q4/14	Beg of Q4	0.02	0.53	1.69	2.42	1.89
	Peak	0.05	0.73	1.76	2.45	1.91
	Trough	0.01	0.34	1.37	2.07	1.46
	End of Q4	0.04	0.67	1.65	2.17	1.50
	Average in Q4	0.02	0.54	1.60	2.28	1.74

Q1/15	Beg of Q1	0.02	0.66	1.61	2.12	1.46
	Peak	0.05	0.73	1.70	2.24	1.51
	Trough	0.01	0.44	1.18	1.68	1.19
	End of Q1	0.03	0.56	1.37	1.94	1.38
	Average in Q1	0.02	0.60	1.46	1.97	1.36

Q2/15	Beg of Q2	0.03	0.55	1.32	1.87	1.32
	Peak	0.03	0.75	1.80	2.50	1.77
	Trough	0.01	0.49	1.26	1.85	1.32
	End of Q2	0.01	0.64	1.63	2.35	1.71
	Average in Q2	0.02	0.61	1.53	2.16	1.55

Q3/15	Beg of Q3	0.01	0.69	1.70	2.43	1.74
	Peak	0.12	0.82	1.72	2.44	1.77
	Trough	0.00	0.55	1.37	2.01	1.40
	End of Q3	0.00	0.64	1.37	2.06	1.42
	Average in Q3	0.04	0.69	1.56	2.22	1.53

Despite some modest improvements in parts of the economy, the underlying economy of the United States continued to face significant challenges. Employment increased and the unemployment rate declined, although labor force participation remains weak. Wage growth also remains weak, with much of the new job creation coming from low wage jobs. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008 are now in the early stages of being stabilized, and eventually reversed. Economic activity in Europe, China and elsewhere has also been mixed at best, contributing to global economic issues and leading to additional government stimulation efforts in those areas.  Finally, the impact of regulatory changes that have been enacted has only partly been felt at this point, and we expect that these changes will continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and fundamentally changed the way banks conduct business.

The federal government, primarily through the Treasury Department and the federal banking agencies, is also implementing the financial reform bill, the “Dodd–Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”), which has had and will likely continue to have a significant impact on the financial services industry.

Index
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

TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company did experience an increase in nonperforming loans (“NPLs”) relative to historical levels, although NPLs have declined over recent years, and management believes the current level remains manageable.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at September 30, 2015, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index
In addition, the natural flight to quality that occurs in financial crises as investors focus on the safest possible investments, cuts in targeted interest rates and liquidity injections by the Federal government have all served to reduce yields available on both short term liquidity (Federal Funds and other short term investments), as well as the low risk types of securities typically invested in by the Company.  As noted, the slope of the curve was roughly flat in the quarter as compared to the preceding quarter.  A steeper slope in the yield curve is generally better for mortgage lender profitability.  The future course of interest rates is subject to significant uncertainty, as various indicators are providing contradicting signals.  Somewhat better economic activity could potentially lead to higher rates.  Potentially offsetting this is that Treasuries continue to be viewed as a safe haven by many investors around the world, with their demand serving to dampen or completely outweigh any upward pressure on yields.  Finally, the Dodd-Frank Act creates additional uncertainty for the Company and the Bank. This law significantly changed the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

Overview
TrustCo recorded net income of $10.6 million, or $0.111 of diluted earnings per share for the three months ended September 30, 2015, compared to net income of $10.7 million or $0.113 of diluted earnings per share in the same period in 2014.  Return on average assets was 0.88% and 0.92%, respectively, for the three months ended September 30, 2015 and 2014.  Return on average equity was 10.35% and 10.96%, respectively, for the three months ended September 30, 2015 and 2014.

For the nine months ended September 30, 2015, net income was $32.1 million versus $33.5 million for the year earlier period, while diluted earnings per share were $0.337 compared to $0.354, for the same periods.

The primary factors accounting for the change in net income for three month and nine month periods ended September 30, 2015 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $164.4 million to $4.68 billion for the third quarter of 2015 compared to the same period in 2014, and an increase of $151.3 million for the first nine months of 2015 compared to the prior year period.

•	An increase in the average balance of interest bearing liabilities of $103.8 million to $3.97 billion for the third quarter of 2015 compared to the same period in 2014, and an increase of $102.0 million for the first nine months of 2015 compared to the prior year period.

•	A decrease in taxable equivalent net interest margin for the third quarter of 2015 to 3.08% from 3.16% in the prior year period. The decrease in the margin was more than offset by the increase in average earning assets, resulting in an increase of $393 thousand in taxable equivalent net interest income in the third quarter of 2015 compared to the third quarter of 2014. For the nine month period, taxable equivalent net interest income was up $1.1 million, due to the increase in average earning assets as the net interest margin declined from 3.15% to 3.08%.

Index
•	A decrease in the provision for loan losses to $800 thousand in the third quarter of 2015 from $1.1 million in the third quarter of 2014. For the nine months ended September 30, 2015, the provision was $2.4 million, compared to $4.1 million during the same period in 2014.

•	An increase of $1.3 million in noninterest expense, including net other real estate (“ORE”) expense, for the third quarter of 2015 compared to the third quarter of 2014. Excluding ORE costs, expenses were up $1.5 million. For the nine months ended September 30, 2015 as compared to the corresponding prior year period noninterest expense, including net ORE expense, increased by $5.0 million. Noninterest expense for the nine month period in 2014 includes a $2.4 million gain from a large ORE sale.

•	A decrease of $1.0 million in income taxes, in the third quarter of 2015 compared to the prior year due to lower pre-tax earnings and adjustments made to valuations of deferred tax assets and liabilities related to the filing of the 2014 tax return during the quarter and a decrease of $2.5 million for the nine month period versus the prior year, also due primarily to lower pre-tax earnings as well as the noted adjustments in the third quarter of 2015.

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

The Formal Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain areas of the Bank.  These include, among others, (i) establishment of a committee of at least three Directors to monitor and coordinate the Bank’s response to the Formal Agreement; (ii) adoption of compliance plans to respond to the Formal Agreement with the assistance of an independent qualified consultant; (iii) evaluation and implementation of improvements in corporate governance with the assistance of an independent qualified consultant; (iv) evaluation and implementation of improvements in internal audit; (v) development of a strategic plan; (vi) development of a revised capital plan consistent with the strategic plan; (vii) development and implementation of improvements to the Bank’s loan review system; and (viii) such other necessary steps to address the issues and questions noted by the OCC in the Formal Agreement.  The Company expects the cost to comply with the agreement to be approximately $5.0 million annually.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates, and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2014 is a description of the effect interest rates had on the results for the year 2014 compared to 2013.  Many of the same market factors discussed in the 2014 Annual Report continued to have a significant impact on results through the third quarter of 2015.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. The target range has not been changed since. Management believes that FRB officials have not been completely consistent or clear in regard to expectations for the future and have generally stressed the need to be accommodative given economic conditions, but have noted that conditions may be in place to raise the target rate later this year.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 1 basis point higher in the third quarter of 2015 relative to the prior year period and flat as compared to the second quarter of 2015.  Relative to the year ago period, lower rates on money market and savings deposits offset most of the rate increases on time deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10 year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  Currently (based on the FRB’s statement released September 17, 2015) this includes the reinvestment of principal payments received on its holdings of agency securities, agency mortgage-backed securities and Treasury securities. While no longer increasing its holdings of these securities, the reinvestment of principal means that the existing holdings are not being unwound.  Eventually, management believes, the FRB will have to unwind these positions, which would likely put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield was up somewhat, on average, during the third quarter of 2015 compared to the second quarter of 2015, but the yield remains at relatively lower levels compared to historical yields.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the third quarter of 2015.  As noted above, time deposit costs were higher in the third quarter of 2015 compared to the prior year quarter.

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

For the third quarter of 2015, the net interest margin was 3.08%, down 8 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of Federal Funds sold and other short-term investments increased by $54.0 million while the average yield was flat at 25 basis points in the third quarter of 2015 compared to the same period in 2014. The increase in the average balance reflects the decision to temporarily limit purchases of additional investment securities to make funds available for lending given the relative attractiveness of yields on loans versus securities.

•	The average balance of securities available for sale decreased by $92.9 million while the average yield decreased to 1.96% for the third quarter of 2015 compared to 2.03% for the same period in 2014. The average balance of held to maturity securities decreased by $14.3 million and the average yield increased to 3.97% for the third quarter of 2015 compared to 3.67% for the same period in 2014.

•	The average loan portfolio grew by $218.1 million to $3.26 billion and the average yield decreased 15 basis points to 4.37% in the third quarter of 2015 compared to the same period in 2014. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off.

•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $103.8 million and the average rate paid increased 1 basis point to 0.41% in the third quarter of 2015 compared to the same period in 2014.

During the third quarter of 2015, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract deposit customers to the Company based upon a combination of service, convenience and interest rate.

Index
Earning Assets
Total average interest earning assets increased from $4.51 billion in the third quarter of 2014 to $4.68 billion in the same period of 2015 with an average yield of 3.51% in 2014 and 3.43% in 2015.  Interest income on average earning assets increased from $39.6 million in the third quarter of 2014 to $40.2 million in the third quarter of 2015, on a tax equivalent basis, with higher volume more than offsetting the lower yield.

Loans
The average balance of loans was $3.26 billion in the third quarter of 2015 and $3.04 billion in the comparable period in 2014.  The yield on loans decreased 15 basis points to 4.37%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $34.4 million in the third quarter of 2014 to $35.6 million in the third quarter of 2015.

Compared to the third quarter of 2014, the average balance of the loan portfolio during the third quarter of 2015 increased in all categories except commercial loans, with increases in residential mortgage, home equity and installment loan categories.  The average balance of residential mortgage loans was $2.69 billion in 2015 compared to $2.47 billion in 2014, an increase of 8.7%.  The average yield on residential mortgage loans decreased by 17 basis points to 4.41% in the third quarter of 2015 compared to 2014.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $11.9 million to an average balance of $208.5 million in the third quarter of 2015 compared to the same period in the prior year.  The average yield on this portfolio decreased 1 basis point to 5.15% over the same period.

The average yield on home equity credit lines decreased 6 basis points to 3.53% during the third quarter of 2015 compared to 3.59% in the year earlier period.  Given the stability of the underlying repricing index in recent years, changes in portfolio yield are driven primarily by the proportion of loans that are within the lower introductory rate offered on new lines at times relative to fully priced balances and balances that have priced to the floor rate.  The average balances of home equity lines increased 3.5% to $354.6 million in the third quarter of 2015 as compared to the prior year.

Index
Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2015 was $691.8 million compared to $784.8 million for the comparable period in 2014.  The decreased balances reflect routine paydowns, calls and maturities, partly offset by new investment purchases.  During the quarter, continued low market yields on securities eligible to be added to the portfolio resulted in loans being a more attractive option for the deployment of cash.  The average yield was 1.96% for the third quarter of 2015 and 2.03% for the third quarter of 2014 for the available for sale portfolio.  The decline in yield primarily reflects the maturities, calls and paydowns of higher yielding securities.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $721 thousand as of September 30, 2015 compared to a net unrealized loss of $6.2 million as of December 31, 2014.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $61.9 million for the third quarter of 2015 compared to $76.2 million in the third quarter of 2014.  The decrease in balances reflects routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 3.97% for the third quarter of 2015 compared to 3.67% for the year earlier period.  The higher yield reflects a modest change in mix and slower prepayments on MBS, which reduced premium amortization.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2015, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2015 third quarter average balance of federal funds sold and other short-term investments was $652.3 million, a $54.0 million increase from the $598.3 million average for the same period in 2014.  The yield was unchanged at 0.25%.  Interest income from this portfolio increased $34 thousand from $374 thousand in 2014 to $408 thousand in 2015, reflecting the average balance increase.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $106.7 million to $3.79 billion for the third quarter of 2015 versus the third quarter in the prior year, and the average rate paid increased from 0.39% for 2014 to 0.40% for 2015.  Total interest expense on these deposits increased $202 thousand to $3.8 million in the third quarter of 2015 compared to the year earlier period.  The increase in deposits versus the prior year was due to strong growth in both core deposits and certificates of deposit.  From the third quarter of 2014 to the third quarter of 2015, interest bearing demand account average balances were up 11.9%, certificates of deposit average balances were up 3.6%, non-interest demand average balances were up 11.8% and average savings balances increased 1.7%.  Money market balances were down 5.1%.   The Company has not utilized brokered deposits as a funding source, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.  The Company does not pay premium rates on certificates with balances over $100,000 within its branch network.

At September 30, 2015, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$980,728
1 to 2 years	156,348
2 to 3 years	12,098
3 to 4 years	13,855
4 to 5 years	5,686
Over 5 years	193
$1,168,908

Average short-term borrowings for the quarter were $177.2 million in 2015 compared to $180.1 million in 2014.  The average rate decreased during this time period from 0.72% in 2014 to 0.65% in 2015.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $393 thousand to $36.1 million in the third quarter of 2015 compared to the same period in 2014.  The net interest spread was down 9 basis points to 3.02% in the third quarter of 2015 compared to the year ago period. As previously noted, the net interest margin was down 8 basis points to 3.08% for the third quarter of 2015 compared to the same period in 2014.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

Index
The following describes the nonperforming assets of TrustCo as of September 30, 2015:

Nonperforming loans and foreclosed real estate: Total NPLs were $31.9 million at September 30, 2015, compared to $34.0 million at December 31, 2014 and $37.1 million at September 30, 2014.  There were $31.9 million of non-accrual loans at September 30, 2015 compared to $33.9 million at December 31, 2014 and $37.0 million at September 30, 2014.  There were no loans at September 30, 2015 and 2014 and December 31, 2014 that were past due 90 days or more and still accruing interest.

At September 30, 2015, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $31.9 million at September 30, 2015, $28.2 million were residential real estate loans, $3.7 million were commercial mortgages and $78 thousand were installment loans, compared to $30.1 million, $3.8 million and $90 thousand, respectively at December 31, 2014.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net charge-offs were 0.16% of average residential real estate loans (including home equity lines of credit) for the third quarter of 2015 (annualized) compared to 0.19% for the third quarter of 2014.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At September 30, 2015, 80.9% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 19.1% were in Florida.  Those figures compare to 82.7% and 17.3%, respectively at December 31, 2014.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 7.3% and 2.5%, respectively, as of September 30, 2015.  The Florida and New York levels of commercial loans as a percent of total loans within each geographic region were similar to the December 31, 2014 numbers of 7.8% in New York and 3.6% in Florida.

Index
Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs as a percentage of the portfolio) had generally been more heavily weighted towards Florida in recent years.  However, as of September 30, 2015, NPLs were roughly in line with regional outstandings, as 6.5% of nonperforming loans were to Florida borrowers, compared to 93.5% in New York and surrounding areas.  The level of Florida based NPLs was 8.1% of total NPLs as of December 31, 2014.  For the three months ended September 30, 2015, New York and surrounding areas experienced net charge-offs of approximately $1.2 million, compared to $34 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2015, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $4.0 million of commercial mortgages and commercial loans classified as impaired as of September 30, 2015, compared to $4.1 million at December 31, 2014.  There were $23.1 million of impaired residential loans at September 30, 2015, compared to $22.4 million at December 31, 2014.  The average balances of all impaired loans were $28.8 million during the nine months of 2015 and $27.7 million for the full year 2014.

As of September 30, 2015 and December 31, 2014, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2015 there was $5.9 million of foreclosed real estate compared to $6.4 million at December 31, 2014.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of September 30, 2015		As of December 31, 2014
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,832	5.86%	$3,764	6.41%
Real estate - construction	393	0.86%	571	1.22%
Real estate mortgage - 1 to 4 family	34,120	82.15%	35,394	80.98%
Home equity lines of credit	6,358	10.86%	6,430	11.15%
Installment Loans	446	0.27%	168	0.24%
	$45,149	100.00%	$46,327	100.00%

Index
At September 30, 2015, the allowance for loan losses was $45.1 million, compared to $46.5 million at September 30, 2014 and $46.3 million at December 31, 2014.  The allowance represents 1.38% of the loan portfolio as of September 30, 2015 compared to 1.51% at September 30, 2014 and 1.47% at December 31, 2014.

The provision for loan losses was $800 thousand for the quarter ended September 30, 2015 compared to $1.1 million for the third quarter of 2014.  Net charge-offs for the three-month period ended September 30, 2015 were $1.2 million, compared to $1.5 million in the year earlier period.  The decrease in the provision for loan losses in 2015 was primarily related to improving trends in asset quality and generally better economic conditions in Florida, where loss severity was particularly high during the financial crisis.

During the third quarter of 2015, there were $3 thousand of gross commercial loan charge-offs and $1.4 million of gross residential mortgage and consumer loan charge-offs as compared with $124 thousand of gross commercial loan charge-offs and $1.5 million of residential mortgage and consumer loan charge-offs in the third quarter of 2014.  Gross recoveries during the third quarter of 2015 were $3 thousand for commercial loans and $167 thousand for residential mortgage and consumer loans, compared to $1 thousand for commercial loans and $132 thousand for residential and consumer in the third quarter of 2014.

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

Using this model, the fair value of capital projections as of September 30, 2015 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2015. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of September 30, 2015	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.90%
+300 BP	21.02
+200 BP	22.07
+100 BP	22.84
Current rates	21.89
-100 BP	21.20

Noninterest Income
Total noninterest income for the third quarter of 2015 was $4.4 million, compared to $4.9 million in the prior year period.  For the nine months ended September 30, 2015 total noninterest income was $13.4 million compared to $15.2 million in the prior year period. The 2014 nine month period included gains on securities sales of $382 thousand and a gain of $1.6 million on the sale of the Company’s planned Florida regional administrative center, while the 2015 period included gains on securities sale of $249 thousand.  Excluding all gains, noninterest income was down $23 thousand to $13.2 million for the nine month periods.

Trustco Financial Services income decreased $120 thousand to $1.4 million for the third quarter of 2015 compared to the third quarter of 2014.  The fair value of assets under management were $895 million at September 30, 2015 compared to $918 million at December 31, 2014 and $879 million at September 30, 2014.  The decrease in assets was due to market value declines offset by net account acquisition.

The total of fees for other services to customers plus other income was $3.0 million in the third quarter of 2015, down $29 thousand.  For the nine months ended September 30, 2015 fees for other services to customers plus other income was $8.7 million, compared to $10.4 million for the first nine months of 2014.  The nine month 2014 period includes the $1.6 million gain on sale of a Bank building.

Index
Noninterest Expenses
Total noninterest expenses were $23.5 million for the three months ended September 30, 2015, compared to $22.2 million for the three months ended September 30, 2014.  The largest cause of the increase in expenses was a $1.1 million increase in FDIC and other insurance expenses which is a direct result of our most recent regulatory exam.  Other significant increases included higher professional services expenses and “other” expenses.  Professional services expenses were up $691 thousand for the period, due in large part to legal and consulting fees related to the agreement with the OCC.  “Other” expenses were up $190 thousand due to costs associated with the upgrade to EMV chip enabled debit cards for our customers.  Salaries and benefits were down $438 thousand due to adjustments for stock based compensation plans and other executive benefit programs, which had an $838 thousand beneficial impact on the quarter.  Full time equivalent headcount was 778 as of September 30, 2015, compared to 733 as of September 30, 2014.  Decreases of $195 in ORE expense, net, $129 thousand in equipment expense and $84 thousand in occupancy expense offset a portion of the increases.   ORE expenses were down due to a decline in the number of properties held during the current year versus the prior year.  Excluding the ORE line, noninterest expenses were up $1.5 million in the third quarter of 2015 compared to the prior year.

For the nine months ended September 30, 2015, total noninterest expenses were $67.5 million, compared to $62.4 million for the nine months ended September 30, 2014, an increase of $5.0 million.  Excluding the ORE line, noninterest expenses were up $3.8 million for the nine month period ended September 30, 2015 compared to the prior year, with increases in professional service expenses, FDIC and other insurance and salaries and benefits contributing most of the total increase.  In the first nine months of 2014, the ORE expense, net line included a $2.4 million gain on the sale of a large ORE property.

Income Taxes
In the third quarter of 2015, TrustCo recognized income tax expense of $5.5 million, compared to $6.5 million for the third quarter of 2014.  The effective tax rates were 34.3% and 37.9% for the third quarters of 2015 and 2014, respectively.  For the nine month period ended September 30, 2015, as compared to the year earlier period, tax expense fell to $18.4 million from $20.9 million and the tax rate was 36.5% down from 38.4%.  The decrease in taxes reflects lower pre-tax income levels in 2015 for both the three and nine month periods, and is also a result of adjustments made to valuations of deferred assets and liabilities upon finalizing the 2014 tax return which was filed during the third quarter of 2015.

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

Total shareholders’ equity at September 30, 2015 was $412.3 million, compared to $389.5 million at September 30, 2014. TrustCo declared a dividend of $0.065625 per share in the third quarter of 2015.  This results in a dividend payout ratio of 58.82% based on third quarter 2015 earnings per share of $0.111.

Index
The Bank reported the following capital ratios as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	As of September 30, 2015		Well Capitalized*	Adequately Capitalized*
	Amount	Ratio

Tier 1 leverage capital	$401,225	8.42%	5.00%	4.00
Common equity tier 1 capital	401,225	16.97	6.50	4.50
Tier 1 risk-based capital	401,225	16.97	8.00	6.00
Total risk-based capital	430,979	18.23	10.00	8.00

(dollars in thousands)	As of December 31, 2014		Well Capitalized*	Adequately Capitalized*
	Amount	Ratio

Tier 1 (core) capital	$386,913	8.33%	5.00%	4.00
Tier 1 risk-based capital	386,913	16.60	6.00	4.00
Total risk-based capital	416,269	17.86	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

The following is a summary of actual capital amounts and ratios as of September 30, 2015 and December 31, 2014 for TrustCo on a consolidated basis:

(dollars in thousands)	As of September 30, 2015
	Amount	Ratio

Tier 1 leverage capital	$412,913	8.66%
Common equity tier 1 capital	412,913	17.45
Tier 1 risk-based capital	412,913	17.45
Total risk-based capital	442,685	18.71

(dollars in thousands)	As of December 31, 2014
	Amount	Ratio

Leverage capital	$397,400	8.55%
Tier 1 risk-based capital	397,400	17.04
Total risk-based capital	426,770	18.30

In addition, at September 30, 2015, the consolidated equity to total assets ratio was 8.72%, compared to 8.47% at December 31, 2014 and 8.50% at September 30, 2014.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods.Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($3.5) million in 2015 and ($3.3) million in 2014.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended September 30, 2015			Three months ended September 30, 2014

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$157,454	584	1.48%	$93,098	297	1.27%	$287	232	55
Mortgage backed securities and collateralized mortgage obligations-residential	425,092	2,230	2.10%	569,352	3,040	2.14%	(810)	(754)	(56)
State and political subdivisions	1,937	34	7.02%	3,307	60	7.26%	(26)	(24)	(2)
Corporate bonds	-	-	0.00%	1,403	2	0.48%	(2)	(1)	(1)
Small Business Administration-guaranteed participation securities	96,109	497	2.07%	106,109	535	2.02%	(38)	(114)	76
Mortgage backed securities and collateralized mortgage obligations-commercial	10,532	37	1.41	10,803	38	1.40	(1)	(2)	1
Other	685	4	2.34%	685	4	2.34%	-	-	-

Total securities available for sale	691,809	3,386	1.96%	784,757	3,976	2.03%	(590)	(664)	74

Federal funds sold and other short-term Investments	652,274	408	0.25%	598,318	374	0.25%	34	34	-

Held to maturity securities:
Corporate bonds	9,969	153	6.17%	9,954	153	6.18%	-	1	(1)
Mortgage backed securities and collateralized mortgage obligations-residential	51,928	461	3.55%	66,206	545	3.29%	(84)	(313)	229

Total held to maturity securities	61,897	614	3.97%	76,160	698	3.67%	(84)	(312)	228

Federal Reserve Bank and Federal Home Loan Bank stock	9,480	113	4.77%	9,884	127	5.14%	(14)	(5)	(9)

Commercial loans	208,492	2,688	5.15%	220,347	2,842	5.16%	(154)	(149)	(5)
Residential mortgage loans	2,689,072	29,617	4.41%	2,473,857	28,315	4.58%	1,302	6,808	(5,506)
Home equity lines of credit	354,552	3,151	3.53%	342,456	3,102	3.59%	49	312	(263)
Installment loans	8,678	183	8.33%	6,048	168	11.02%	15	218	(203)

Loans, net of unearned income	3,260,794	35,639	4.37%	3,042,708	34,427	4.52%	1,212	7,190	(5,978)

Total interest earning assets	4,676,254	40,160	3.43%	4,511,827	39,602	3.51%	558	6,242	(5,684)

Allowance for loan losses	(45,829)			(47,115)
Cash & non-interest earning assets	133,241			134,110

Total assets	$4,763,666			$4,598,822

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$727,693	117	0.06%	$650,132	94	0.06%	23	23	-
Money market accounts	623,381	537	0.34%	656,935	648	0.39%	(111)	(32)	(79)
Savings	1,251,031	603	0.19%	1,229,712	644	0.21%	(41)	69	(110)
Time deposits	1,189,763	2,544	0.85%	1,148,419	2,213	0.76%	331	77	254

Total interest bearing deposits	3,791,868	3,801	0.40%	3,685,198	3,599	0.39%	202	138	64
Short-term borrowings	177,230	290	0.65%	180,063	327	0.72%	(37)	(5)	(32)

Total interest bearing liabilities	3,969,098	4,091	0.41%	3,865,261	3,926	0.40%	165	133	32

Demand deposits	360,080			322,083
Other liabilities	27,524			23,783
Shareholders' equity	406,964			387,695

Total liabilities and shareholders' equity	$4,763,666			$4,598,822

Net interest income , tax equivalent		36,069			35,676		$393	6,109	(5,716)

Net interest spread			3.02%			3.11%

Net interest margin (net interest income to total interest earning assets)			3.08%			3.16%

Tax equivalent adjustment		(19)			(28)

Net interest income		36,050			35,648

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods.Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($3.0) million in 2015 and  ($6.1) million  in 2014.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$116,824	1,162	1.33%	$124,133	1,184	1.27%	$(22)	(95)	73
Mortgage backed securities and collateralized mortgage obligations-residential	448,223	6,899	2.05%	568,257	9,417	2.21%	(2,518)	(1,875)	(643)
State and political subdivisions	1,989	108	7.32%	4,411	235	7.10%	(127)	(139)	12
Corporate bonds	813	1	0.16%	3,758	63	2.23%	(62)	(28)	(34)
Small Business Administration-guaranteed participation securities	98,868	1,522	2.05%	108,078	1,630	2.01%	(108)	(158)	50
Mortgage backed securities and collateralized mortgage obligations-commercial	10,600	112	1.41%	10,870	114	1.40%	(2)	(3)	1
Other	685	12	2.34%	670	12	2.39%	-	-	-

Total securities available for sale	678,002	9,816	1.93%	820,177	12,655	2.06%	(2,839)	(2,298)	(541)

Federal funds sold and other short-term Investments	662,879	1,231	0.25%	593,577	1,101	0.25%	130	130	-

Held to maturity securities:
Corporate bonds	9,965	461	6.17%	9,950	461	6.18%	-	1	(1)
Mortgage backed securities and collateralized mortgage obligations-residential	55,569	1,419	3.41%	70,273	1,747	3.31%	(328)	(409)	81

Total held to maturity securities	65,534	1,880	3.83%	80,223	2,208	3.67%	(328)	(408)	80

Federal Reserve Bank and Federal Home Loan Bank stock	9,392	347	4.93%	10,438	388	4.96%	(41)	(39)	(2)

Commercial loans	212,617	8,194	5.14%	221,492	8,481	5.11%	(287)	(366)	79
Residential mortgage loans	2,644,216	87,946	4.44%	2,410,435	82,845	4.59%	5,101	9,224	(4,123)
Home equity lines of credit	353,630	9,304	3.52%	341,014	9,102	3.57%	202	394	(192)
Installment loans	8,236	534	8.66%	5,825	502	11.52%	32	228	(196)

Loans, net of unearned income	3,218,699	105,978	4.39%	2,978,766	100,930	4.52%	5,048	9,480	(4,432)

Total interest earning assets	4,634,506	119,252	3.43%	4,483,181	117,282	3.49%	1,970	6,865	(4,895)

Allowance for loan losses	(46,203)			(47,570)
Cash & non-interest earning assets	136,906			133,456

Total assets	$4,725,209			$4,569,067

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$704,323	333	0.06%	$629,542	267	0.06%	66	66	-
Money market accounts	632,143	1,701	0.36%	652,886	1,865	0.38%	(164)	(62)	(102)
Savings	1,243,544	1,860	0.20%	1,231,761	1,999	0.22%	(139)	34	(173)
Time deposits	1,186,846	7,478	0.84%	1,144,164	6,199	0.72%	1,279	234	1,045

Total interest bearing deposits	3,766,856	11,372	0.40%	3,658,353	10,330	0.38%	1,042	272	770
Short-term borrowings	184,079	936	0.68%	190,599	1,062	0.74%	(126)	(37)	(89)

Total interest bearing liabilities	3,950,935	12,308	0.42%	3,848,952	11,392	0.40%	916	234	682

Demand deposits	344,606			318,306
Other liabilities	26,689			23,074
Shareholders' equity	402,979			378,735

Total liabilities and shareholders' equity	$4,725,209			$4,569,067

Net interest income , tax equivalent		106,944			105,890		$1,054	6,631	(5,577)

Net interest spread			3.01%			3.09%

Net interest margin (net interest income to total interest earning assets)			3.08%			3.15%

Tax equivalent adjustment		(58)			(106)

Net interest income		106,886			105,784

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2014, the Company is subject to interest rate risk as its principal market risk.  As noted in detail throughout this Management’s Discussion and Analysis for the three and nine month periods ended September 30, 2015 and 2014, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2015, the Company had an average balance of Federal Funds sold and other short-term investments of $652.3 million compared to $598.3 million in the third quarter of 2014.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in the Company’s Form 10-Q for the quarter ended June 30, 2015.

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

TrustCo Bank Corp NY

By: /s/ Robert J. McCormick
Robert J. McCormick
President and Chief Executive Officer

By: /s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President
and Chief Financial Officer

Date: November 6, 2015

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