Form 10-K
period 2015-12-31
TRUSTCO BANK CORP N Y
filed 2016-03-04
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
 Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was approximately $641,249,401 (based upon the closing price of $7.03 on June 30, 2015, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 1, 2016 was 95,368,575.

Documents Incorporated by Reference: Portions of registrant's Proxy Statement filed for its 2016 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

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

A discussion of certain non-GAAP financial measures, including taxable equivalent net interest income and net interest margin, tangible book value per share and efficiency ratio, used in this report and in the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K, as well as a reconciliation of these measure to the closest comparable GAAP financial measures, is set forth in the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

PART I
Item 1.	Business

General

TrustCo Bank Corp NY (“TrustCo” or the “Company”) is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to be the parent holding company of The Schenectady Trust Company, which subsequently was renamed to Trustco Bank New York and, later, to Trustco Bank, National Association. The Company’s principal subsidiary, Trustco Bank (also referred to as the “Bank”), is the successor by merger to Trustco Bank, National Association.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 787 full-time equivalent employees of TrustCo at year-end 2015. TrustCo had 12,463 shareholders of record as of December 31, 2015 and the closing price of the TrustCo common stock on that date was $6.14.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. At year end 2015, the Bank operated 156 automatic teller machines and 146 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends. Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2015 consolidated net income and average assets. The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2015 and 2014. On July 21, 2015 Trustco Bank, entered into a formal agreement with the OCC. The agreement relates to the findings of the OCC following an examination of the Bank; additional information regarding the agreement is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2015, which is filed as Exhibit 13 hereto and incorporated herein by reference, under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations, and in the accompanying consolidated financial statements and the notes thereto.

Index
Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $842 million as of December 31, 2015.

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

Index
Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the president signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act has created, and will likely continue to create, dramatic changes across the financial regulatory system.   Implementation of the Dodd-Frank Act required many new rules to be made by various federal regulatory agencies, including TrustCo’s and the Bank’s regulatory agencies, and the effect of many of the Dodd-Frank Act’s provisions has been, and will continue to be, determined through the rulemaking process. We cannot predict the ultimate effect of the Dodd-Frank Act on TrustCo or Trustco Bank at this time, including the extent to which the act could increase costs, limit our ability to efficiently pursue business opportunities or otherwise adversely affect our business, financial condition or results of operations. At a minimum, we expect that the Dodd-Frank Act will increase our operating and compliance costs.

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

Dividends

Most of TrustCo's revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. The payment of dividends by the Bank to TrustCo is subject to continued compliance with minimum regulatory capital requirements, the Bank’s compliance with the capital plan required under the terms of the Bank’s July 21, 2015 formal agreement with the OCC, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators. Under the agreement with the OCC, the Bank may declare or pay a dividend or make a capital distribution only (a) when the Bank is in compliance with its approved written capital plan, and would remain in compliance with such Capital Plan immediately following the declaration or payment of any dividend or capital distribution and (b) following OCC approval under OCC capital distribution rules.

OCC regulations impose limitations upon all capital distributions by Trustco Bank, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC and the Federal Reserve Board of the capital distribution if, like the Bank, it is a subsidiary of a holding company. The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution, the proposed capital distribution raises safety and soundness concerns, or the capital distribution would violate a prohibition contained in any statue, regulation or agreement between the bank and a regulator or a condition imposed in a previously approved application or notice.

Further, a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must also submit written notice to the Federal Reserve Board prior to such distribution, and Federal Reserve Board may object to the distribution based on safety and soundness or other concerns. The Federal Reserve Board has stated that it expects to issue regulations implementing review standards for dividend notices and that the applicable regulation will provide that a dividend notice may be denied by the Federal Reserve Board if following the dividend, the savings association will be less than adequately capitalized, the proposed dividend raises safety or soundness concerns or the proposed dividend violates a prohibition contained in any statute, regulation, enforcement action or agreement between the thrift or holding company and an appropriate federal banking agency, a condition imposed on the savings association or holding company in an application or notice approved by an appropriate federal banking agency or any formal or informal enforcement action involving the savings association or holding company.

Compliance with regulatory standards regarding capital distributions could also limit the amount of dividends that TrustCo may pay to its shareholders.

Index
See Note 14 to the consolidated financial statements contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2015 for information concerning the Bank’s regulatory capital requirements.

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

The new capital rules, among other things, introduce a new capital measure, “Common Equity Tier 1” (“CET1”). CET1 capital is generally defined as common stock instruments that meet the eligibility criteria in the final capital rule (generally, instruments representing the most subordinated claim upon liquidation, having no maturity date and being redeemable via discretionary purchases only with regulatory approval, not being subject to any expectations that the stock will be repurchased, redeemed or cancelled and not being secured by the banking organization or any related entity), retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interests, subject to certain limitations. Tier 1 capital for the Company and the Bank consists of common stock, plus related surplus and retained earnings. The new capital rules also increased the Tier 1 capital ratio requirement, changed the total assets utilized in the Tier 1 leverage ratio calculation from total assets at quarter end to average total assets during the quarter, changed the risk-weightings of certain assets for purposes of risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the various capital requirements.

Under the new capital rules, the minimum capital ratios as of January 1, 2015 are:

●	4.5% CET1 to risk-weighted assets;

●	6.0% Tier 1 capital to risk-weighted assets;

●	8.0% Total capital to risk-weighted assets; and

●	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

At December 31, 2015, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average assets) of 8.6%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 17.2%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 17.2%, and a total capital ratio (total capital to risk-weighted assets) of 18.5%. Also at December 31, 2015, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average assets) of 8.9%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 17.7%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 17.7%, and a total capital ratio (total capital to risk-weighted assets) of 19.0%.

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

The OCC has the ability to establish an individual minimum capital requirement for a particular institution, which varies from the capital levels that would otherwise be required under the capital regulations, based on such factors as concentrations of credit risk, levels of interest rate risk, and the risks of non-traditional activities as well as others. The OCC has not imposed any such requirement on the Bank.

Index
The new capital rules require a number of changes to regulatory capital deductions and adjustments, subject to a transition period. Among other changes, the new capital rules provide for a one-time, permanent opt-out from the treatment under the new rules of certain items of accumulated other comprehensive income. The new rules generally require the recognition in regulatory capital calculations of unrealized gains and losses. If an institution elects to opt-out, then the institution may continue treating AOCI items in a manner consistent with the prior regulatory capital rules.  The Company has made this opt-out election. The new capital rules modify the calculation of risk-weighted assets, although they generally continue the treatment of residential mortgages under the prior rules. Under the rules, a bank may assign a 50% risk weight to a first-lien residential mortgage exposure that:

●	Is secured by property that is owner-occupied or rented,

●	Is made in accordance with "prudent underwriting standards,"

●	Is not 90 days or more past due or in nonaccrual status, and

●	Is not restructured or modified.

Other first-lien residential exposures, as well as junior-lien exposures, are assigned a 100% risk weight.

The exposure amount for on-balance sheet assets is generally the carrying value of the exposure as determined under GAAP. If a banking organization has elected to opt out of the accumulated other comprehensive income provisions discussed above, the exposure amount for available for sale or held-to-maturity debt securities is the carrying value (including accrued but unpaid interest and fees) of the exposure, less any net unrealized gains plus any unrealized losses. Further, the new rules retain the prior risk-weighting rules for exposures to debt directly and unconditionally guaranteed by U.S. federal government and its agencies. Such exposures receive a 0% risk weight. Exposures conditionally guaranteed by the federal government, Federal Reserve Board or a federal government agency would receive a 20% risk weight. Further, the capital rules assign a 20% risk weight to non-equity exposures to government-sponsored entities (“GSEs”) and a 100% risk weight to preferred stock issued by a GSE. The new rules define a GSE as an entity established or chartered by the federal government to serve public purposes but whose debt obligations are not "explicitly guaranteed" by the full faith and credit of the federal government. Banking organizations must assign a 20% risk weight to general obligations of a public sector entity (for example, a state, local authority or other governmental subdivision below the sovereign level) that is organized under U.S. law and a 50% risk weight for a revenue obligation of such an entity.

Prompt Corrective Action. Federal banking regulations also establish a “prompt corrective action” capital framework for the classification of insured depository institutions, such as Trustco Bank, into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial condition and activities. Under the prompt corrective action rules currently in effect, an institution is deemed to be (a) “well-capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a CET1 risk based capital ratio of 6.5% or more, and has leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more and has a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well-capitalized; (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a CET1 capital ratio less than 4.5% or a Tier 1 leverage capital ratio that is less than 4.0%; (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a CET1 capital ratio less than 3% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

Index
A depository institution is generally prohibited from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions also are subject to growth limitations and are required to submit a capital restoration plan to the regulatory agencies. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

As of December 31, 2015 and 2014, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject and were considered well-capitalized under OCC and FRB regulations.

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

Beginning in 2015, TrustCo became subject to formal regulatory capital requirements and is now obligated to hold capital in the same amount and type that is required for insured depository institutions such as the Bank. Please refer to the discussion above under “Regulatory Capital Requirements and Prompt Corrective Action -- New Regulatory Capital Rules.”

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

Index
Securities Regulation and Corporate Governance

The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, and the Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of The Nasdaq Stock Market LLC, on which its common stock is traded.

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

Insurance of Deposit Accounts. Deposits of Trustco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets, such as the Bank, are assigned to one of four risk categories based on supervisory evaluations, regulatory capital level, and certain other factors, with less risky institutions paying lower assessments. Well-capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates applies to each Risk Category, adjusted downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjusted upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates currently range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a limited amount of unsecured debt issued by another FDIC-insured institution. When the reserve ratio of the DIF reaches 1.15%, which is expected to occur in 2016, total base assessment rates are scheduled to be reduced to ranges of 1.5 to 7 basis points for Risk Category I, 7 to 22 basis points for Risk Category II, 14 to 29 basis points for Risk Category III and 25 to 40 basis points for Risk Category IV, subject to the same adjustments as apply to current rates.

Index
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

FDIC deposit insurance expense totaled $5.0 million, $2.6 million, and $2.7 million in 2015, 2014, and 2013, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

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

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2015 totaled approximately $1.0 million.

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

Index
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

Enforcement. The Federal Reserve and the OCC have extensive enforcement authority over savings institutions and their holding companies, including the Bank and TrustCo. This includes enforcement authority with respect to the actions of the Bank’s and TrustCo’s directors, officers and other “institution-affiliated parties,” including attorneys and auditors. This enforcement authority also includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Public disclosure of final enforcement actions by the OCC and the Federal Reserve is required.

Institutions in Troubled Condition. Certain events, including entering into a formal written agreement with a bank’s regulator or being informed by the regulator that the bank is in troubled condition, will require that a bank give prior notice to their primary regulator before adding or replacing any member of the board of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the person would assume a different senior executive position. Troubled condition banks are prohibited from making, or agreeing to make, certain “golden parachute payments” to institution affiliated parties, subject to certain exceptions.

Consumer Laws and Regulations. In addition to the other laws and regulations discussed above, the Bank is subject to consumer laws and regulations designed to protect consumers in transactions with financial institutions. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act and the Real Estate Settlement Procedures Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits from, making loans to, or engaging in other types of transactions with such customers.

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts effective as of December 22, 2015 was as follows:

Amount of transaction accounts	Reserve Requirement

$0 to $15.2 million	0% of amount.

Over $15.2 million and up to $110.2 million	3% of amount.

Over $110.2 million	10% of amount over $110.2 million.

The Bank is in compliance with these requirements.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 12 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2015, the Bank owned $5.4 million in FHLB of New York stock, which was in compliance with its obligations.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Index
Statistical Information Analysis

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2015, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo's operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2015, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Availability of Reports

TrustCo’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge from its Internet site, www.trustcobank.com under the “Investor Relations” tab. These reports are available on the Internet site as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC. These reports are also available on the SEC's website at http://www.sec.gov.

Forward-Looking Statements

Statements included in this report and in future filings by TrustCo with the SEC, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

TrustCo’s 2015 Annual Report to Shareholders, which is included as Exhibit 13 hereto, contains a list of certain important factors, in addition to the factors described under Item 1A. Risk Factors, that in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. The list should not be construed as exhaustive, and TrustCo disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

Investors should not rely upon forward-looking statements as predictions of future events. Although TrustCo believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur.

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

Index
We have entered into a Formal Agreement under which our regulators will require us to take certain actions.

On July 21, 2015, Trustco Bank entered into a Formal Agreement with its primary regulator, the OCC. The Formal Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain areas of the Bank including, among others, (i) establishing a board committee to monitor and coordinate the response to the Agreement; (ii) adopting compliance plans to respond to the Agreement; (iii) evaluating and implementing improvements in corporate governance; (iv) evaluating and implementing improvements in internal audit; (v) developing a strategic plan; (vi) developing a revised capital plan consistent with the strategic plan; (vii) developing and implementing improvements to the loan review system; and (viii) other necessary steps to address the issues and questions noted in the agreement. We intend to take all actions necessary to enable the Bank to comply with the requirements of the Formal Agreement, and as the date hereof we have submitted all documentation required as of this date to the OCC. There can be no assurance that the Bank will be able to continue to comply fully with the provisions of the Formal Agreement, and the determination of our compliance will be made by the OCC. Failure to meet the requirements of the Formal Agreement could result in additional supervisory and enforcement actions against the Bank and/or its directors and senior executive officers, including the issuance of a cease and desist order or the imposition of civil money penalties. In addition, compliance efforts related to the Formal Agreement have an adverse impact on our non-interest expense and results of operations.

Certain interest rate movements may hurt earnings and asset values.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. Interest rates have in recent years hit historical low levels. From December 2008 through December 2015, the U.S. Federal Reserve Bank (FRB) has held its target for the federal funds rate at a range of 0.00% to 0.25%. On December 16, 2015, the FRB increased the target range to 0.25% to 0.50%, although the likelihood of further increases in the rate is uncertain.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities and short-term investments. If and when the Federal Reserve begins raising rates further, our cost of funds may rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on Trustco Bank’s profitability.

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

Our borrowers may not repay their loans according to the terms of the loans, and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. When determining the amount of the allowance for loan and lease losses (“ALLL”), we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In deciding on the adequacy of the allowance for loan losses, management reviews past due information, historical charge-off and recovery data, and nonperforming loan activity. Also, there are a number of other factors that are taken into consideration, including: the magnitude, nature and trends of recent loan charge-offs and recoveries, the growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and the economic environment in the Upstate New York territory primarily (the Company’s largest geographical area) over the last several years, as well as in the Company’s other market areas. If our assumptions and analysis prove to be incorrect, our ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for loan losses. Material additions to our allowance would materially decrease our net income.

The new regulatory capital rules, when fully phased in, will effectively increase our capital requirements and could slow our growth, cause us to seek to raise additional capital, or both.

As discussed under “Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action,” the Company and the Bank became subject to new capital requirements in 2015. The new capital rules impose more stringent capital requirements on the Company and the Bank and generally require banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increases the required minimum capital ratios for all banking organizations and introduces a “capital conservation buffer” that is in addition to each capital ratio. Further, savings and loan holding companies such as the Company have not previously been subject to capital requirements but have now become subject to the same capital requirements as bank holding companies.

The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require us to limit the growth we may otherwise seek, require the raising of additional capital, and result in regulatory actions such as a prohibition on the payment of dividends, the payment of bonuses to employees or the repurchase of shares if we were unable to comply with such requirements. If Trustco Bank fails to comply with the new capital standards, the OCC will have the authority to take “prompt corrective action,” depending on the Bank’s capital level. Currently, the Bank is considered “well-capitalized” for prompt corrective action purposes. If it were to be designated by the OCC in one of the lower capital levels - “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” – the Bank would be required to raise additional capital and also would be subject to progressively more severe restrictions on operations, management and capital distributions; replacement of senior executive officers and directors; and, if it became “critically undercapitalized,” to the appointment of a conservator or receiver.

Although we continue to evaluate the impact the new capital rules will have on us, we currently anticipate that we will continue to be well-capitalized in accordance with the regulatory standards.

The Dodd-Frank Act resulted, and will continue to result, in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act significantly changed bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies and will continue to do so. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the implementing rules and regulations, and many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Index
These new and revised rules have and may continue to increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers. Moreover, states may now adopt stricter consumer protection laws, and state attorneys general may enforce consumer protection rules issued by the CFPB. Compliance with new consumer protection rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

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

It remains difficult to predict the ultimate impact of the Dodd-Frank Act on us, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. We expect, however, that at a minimum, the new rules imposed by or under the Dodd-Frank Act will increase our operating and compliance costs.

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

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 80.5% of our loan portfolio is comprised of loans secured by property located in our markets in and around of New York, and approximately 19.5% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws, regulations and tax policies.

As described above, the Bank is subject to extensive regulation, supervision and examination by the OCC, its primary federal regulator, and by the FDIC, as insurer of our deposits. In addition, the Company is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

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

Our business could be adversely affected by third-party service providers, data breaches and cyber-attacks.

We face the risk of operational disruption, failure or capacity constraints due to our dependency on third-party vendors for components of our business infrastructure. While we have selected these third-party vendors through our vendor management process, it does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations.

Our assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. We employ many preventive and detective controls to protect our assets, and provide recurring information security training to all employees. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.

As part of our financial institution business, we collect, process and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.

Index
We could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.

We rely heavily on information systems to conduct our business and to process, record, and monitor our transactions. Risks to the systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. We are also at risk for the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which we deal.

Potential adverse consequences of attacks on our computer systems or other threats include damage to our reputation, loss of customer business, litigation and increased regulatory scrutiny, which might also result in financial loss and require additional efforts and expense to attempt to prevent such adverse consequences in the future.

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

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2015, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2015, Trustco Realty met the two annual income tests and the distribution test.

If Trustco Realty fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, our effective tax rate would increase.

Index
We may be subject to a higher effective tax rate if New York State enacts legislation that would eliminate the partial dividends received exclusion currently available to the Bank for New York State income tax purposes for dividends it receives from Trustco Realty.

Current New York State tax law allows a 60% exclusion for dividends received from a greater than 50%-owned REIT subsidiary of a bank, provided the REIT was in existence on April 1, 2014 and the total assets of the bank’s affiliated group is less than $8 billion. Trustco Bank qualifies for this exclusion for dividends it receives from Trustco Realty. If New York State enacts legislation that would eliminate this exclusion, Trustco Bank would instead be entitled to a subtraction modification for 50% of its net loan interest from certain loans secured by residential real property located in New York and certain commercial loans to New York customers. However, the exclusion for this loan interest might be smaller than the 60% dividend exclusion the Bank currently receives for dividends from Trustco Realty. Consequently, a change in tax law that would eliminate the 60% dividend exclusion may increase our effective tax rate. We are not aware of any such proposed legislation at this time.

The trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.

Our Trustco Financial Services department derives its revenues primarily from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, competitive conditions, monetary and fiscal policy and investor sentiment. A decline in the value of the assets under management would decrease our income. Further certain of our investment advisory and wealth management clients can terminate, with little or no notice, their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures.

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

Our articles of incorporation and bylaws include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore, making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions. In addition, New York law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of the board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price of our stock.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by TrustCo in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

The Company's risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include: interest-rate, credit, liquidity, operations, reputation, compliance and litigation. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company's risk-management program, or if its controls break down, the performance and value of its business could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

TrustCo's executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 146 offices, of which 25 are owned and 121 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

Not applicable.

Index
Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 52, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2001

Robert T. Cushing, Age 60, Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer of TrustCo since December 2014, Executive Vice President and Chief Financial Officer of TrustCo from January 2004 to December 2014, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Scot R. Salvador, Age 49, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 53, Executive Vice President and Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Executive Vice President of TrustCo and Trustco Bank since 2013. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 41, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since December 2014. Administrative Vice President of TrustCo and Trustco Bank from June 2010 to December 2014. Vice President of Trustco Bank from 2004 to June 2010.	2014

Eric W. Schreck Age 49, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Thomas M. Poitras, Age 53, Vice President and Assistant Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President or Administrative Vice President of Trustco Bank since 2001. Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1986.	2005

Sharon J. Parvis, Age 65, Vice President and Assistant Secretary	Assistant Secretary of TrustCo and Trustco Bank since 2005. Vice President of Trustco Bank since 1996 and Executive Officer of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1987.	2005

Index
PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo's Annual Report to Shareholders for the year ended December 31, 2015, which is filed as Exhibit 13 hereto and incorporated by reference herein. TrustCo had 12,447 shareholders of record as of February 10, 2016, and the closing price of TrustCo's common stock on that date was $5.46.

The following table provides information, as of December 31, 2015, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,324,971	7.34	1,061,000
Total	2,324,971	$7.34	1,061,000

The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2015.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

November 1 to November 30, 2015	7,483	$6.47	—	—
Total	7,483	$6.47	—	—

*Purchase relates to an employee exercise of incentive stock options.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2015, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Index
Item 6 .	Selected Financial Data

The information required by this this Item 6 is incorporated herein by reference from the table captioned “FIVE YEAR SUMMARY OF FINANCIAL DATA” in TrustCo's Annual Report to Shareholders for the year ended December 31, 2015, which is filed as Exhibit 13 hereto.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this this Item 7 is contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2015, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this this Item 7A is contained in TrustCo's Annual Report to Shareholders for the year ended December 31, 2015, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe Horwath LLP, and the required supplementary financial data are included in TrustCo's Annual Report to Shareholders for the year ended December 31, 2015, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to satisfy the objectives for which they are designed.

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe Horwath LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2015, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company's quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information

None.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Executive Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo's executive officers is contained in PART I in the item captioned "Executive Officers of TrustCo."

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants' report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2015 and 2014.

Consolidated Statements of Income -- Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes in Shareholders' Equity -- Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Index
Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2015 and 2014.

Exhibits

See the Exhibit Index that appears at the end of this document and is incorporated herein.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 4, 2016	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	President and Chief Executive Officer (principal executive officer)	March 4 , 2016

/s/ Michael M. Ozimek
Michael M. Ozimek	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 4 , 2016

*
Dennis A. DeGennaro	Chairman	March 4 , 2016

/s/ Brian C. Flynn
Brian C. Flynn	Director	March 4 , 2016

*
Thomas O. Maggs	Director	March 4 , 2016

*
Dr. Anthony J. Marinello	Director	March 4 , 2016

*
Robert A. McCormick	Director	March 4 , 2016

*
William D. Powers	Director	March 4 , 2016

*
William J. Purdy	Director	March 4 , 2016

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney

Index
Exhibit Index

Exhibit No.	Description

3(i)**	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Report on Form 8-K, filed September 16, 2008.

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

10(gg)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(hh)*	Amended and Restated 2010 Equity Incentive Plan dated March 17, 2015, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 23, 2015.

10(ii)*	Amended and Restated 2010 Directors Equity Incentive Plan dated March 17, 2015, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 23, 2015.

10(jj)*
Form of Incentive Stock Option Award Agreement under the TrustCo Bank Corp NY Amended and Restated  2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

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

10(nn)*
Form of Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(oo)*
Form of Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

Index
10(pp)*
Form of Directors Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(qq)*
Employment Agreement among Trustco Bank, TrustCo Bank Corp NY And Robert M. Leonard, effective November 19, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 25, 2013.

10(rr)*
Amendment No. 1 to 2011 Restatement of Trustco Bank Executive Officer Incentive Plan, effective as of December 17, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 23, 2013.

10(ss)*
Consulting Agreement between TrustCo Bank Corp NY And Robert T. Cushing, dated as of December 16, 2014, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 16, 2014.

10(tt)*
Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

10(uu)	Formal Agreement by and between Trustco Bank and the OCC dated July 21, 2015, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s first current report on Form 8-K filed July 21, 2015.

10(vv)*
Form of Consent and Waiver of officers of TrustCo Bank Corp NY and Trustco Bank, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

11**	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2015 is incorporated herein by reference.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2015.

21**	List of Subsidiaries of TrustCo.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney.

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.