Form 10-Q
period 2016-03-31
TRUSTCO BANK CORP N Y
filed 2016-05-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2016
$1 Par Value	95,495,515

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Interest and dividend income:
Interest and fees on loans	$35,605	34,983
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	255	212
State and political subdivisions	14	25
Mortgage-backed securities and collateralized mortgage obligations-residential	2,116	2,393
Corporate bonds	-	1
Small Business Administration-guaranteed participation securities	476	522
Mortgage-backed securities and collateralized mortgage obligations-commercial	36	37
Other securities	4	4
Total interest and dividends on securities available for sale	2,901	3,194

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	402	478
Corporate bonds	154	154
Total interest on held to maturity securities	556	632

Federal Reserve Bank and Federal Home Loan Bank stock	120	116
Interest on federal funds sold and other short-term investments	844	400
Total interest income	40,026	39,325

Interest expense:
Interest on deposits:
Interest-bearing checking	114	105
Savings	604	658
Money market deposit accounts	496	617
Time deposits	2,373	2,434
Interest on short-term borrowings	257	346
Total interest expense	3,844	4,160

Net interest income	36,182	35,165
Provision for loan losses	800	800
Net interest income after provision for loan losses	35,382	34,365

Noninterest income:
Trustco financial services income	1,605	1,653
Fees for services to customers	2,661	2,524
Net gain on securities transactions	-	249
Other	306	197
Total noninterest income	4,572	4,623

Noninterest expenses:
Salaries and employee benefits	9,003	8,481
Net occupancy expense	4,088	4,108
Equipment expense	1,514	1,942
Professional services	2,146	1,507
Outsourced services	1,551	1,425
Advertising expense	729	600
FDIC and other insurance	1,990	1,065
Other real estate expense, net	519	424
Other	1,899	2,305
Total noninterest expenses	23,439	21,857

Income before taxes	16,515	17,131
Income taxes	6,106	6,416

Net income	$10,409	10,715

Net income per share:
- Basic	$0.109	0.113

- Diluted	$0.109	0.113

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$10,409	10,715

Net unrealized holding gain on securities available for sale	8,035	3,309
Reclassification adjustments for net gain recognized in income	-	(249)
Tax effect	(3,214)	(1,222)

Net unrealized gain on securities available for sale, net of tax	4,821	1,838

Amortization of net actuarial loss (gain)	33	(5)
Amortization of prior service cost (credit)	23	(22)
Tax effect	(23)	11
Amortization of net actuarial loss (gain) and prior service cost (credit) on pension and postretirement plans, net of tax	33	(16)

Other comprehensive income, net of tax	4,854	1,822
Comprehensive income	$15,263	12,537

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$37,373	41,698

Federal funds sold and other short term investments	722,805	676,458
Total cash and cash equivalents	760,178	718,156

Securities available for sale	590,128	601,037

Held to maturity securities (fair value 2016 $56,708; 2015 $59,439)	53,574	56,465

Federal Reserve Bank and Federal Home Loan Bank stock	9,480	9,480

Loans, net of deferred fees and costs	3,301,379	3,293,304
Less:
Allowance for loan losses	44,398	44,762
Net loans	3,256,981	3,248,542

Bank premises and equipment, net	37,360	37,643
Other assets	55,561	63,669

Total assets	$4,763,262	4,734,992

LIABILITIES:
Deposits:
Demand	$359,060	365,081
Interest-bearing checking	746,562	754,347
Savings accounts	1,272,394	1,262,194
Money market deposit accounts	595,585	610,826
Time deposits	1,168,887	1,107,930
Total deposits	4,142,488	4,100,378

Short-term borrowings	169,528	191,226
Accrued expenses and other liabilities	28,221	30,078

Total liabilities	4,340,237	4,321,682

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 98,973,452 shares issued at March 31, 2016 and December 31, 2015	98,973	98,973
Surplus	171,113	171,443
Undivided profits	188,159	184,009
Accumulated other comprehensive income (loss), net of tax	73	(4,781)
Treasury stock at cost - 3,604,877 and 3,711,228 shares at March 31, 2016 and December 31, 2015, respectively	(35,293)	(36,334)

Total shareholders' equity	423,025	413,310

Total liabilities and shareholders' equity	$4,763,262	4,734,992

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2015	$98,945	172,353	166,745	(4,509)	(40,090)	393,444
Net income	-	-	10,715	-	-	10,715
Other comprehensive income, net of tax	-	-	-	1,822	-	1,822
Cash dividend declared, $.065625 per share	-	-	(6,228)	-	-	(6,228)
Stock options exerised and related tax benefits (19,429 shares)	19	80	-	-	-	99
Purchase of treasury stock (14,881 shares)	-	-	-	-	(99)	(99)
Sale of treasury stock (93,718 shares)	-	(244)	-	-	919	675
Stock based compensation expense	-	48	-	-	-	48

Ending balance, March 31, 2015	$98,964	172,237	171,232	(2,687)	(39,270)	400,476

Beginning balance, January 1, 2016	$98,973	171,443	184,009	(4,781)	(36,334)	413,310
Net income	-	-	10,409	-	-	10,409
Other comprehensive income, net of tax	-	-	-	4,854	-	4,854
Cash dividend declared, $.065625 per share	-	-	(6,259)	-	-	(6,259)
Sale of treasury stock (106,351 shares)	-	(386)	-	-	1,041	655
Stock based compensation expense	-	56	-	-	-	56

Ending balance, March 31, 2016	$98,973	171,113	188,159	73	(35,293)	423,025

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$10,409	10,715

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061	1,173
Net (gain) loss on sale of other real estate owned	-	(134)
Writedown of other real estate owned	346	259
Provision for loan losses	800	800
Deferred tax (benefit) expense	(179)	891
Net amortization of securities	1,152	1,520
Stock based compensation expense	56	48
Net loss (gain) on sale of bank premises and equipment	3	(1)
Net gain on sales and calls of securities	-	(249)
Decrease in taxes receivable	4,703	4,379
Decrease in interest receivable	264	424
Increase in interest payable	48	22
Increase in other assets	(632)	(1,625)
Decrease in accrued expenses and other liabilities	(1,912)	(1,390)
Total adjustments	5,710	6,117
Net cash provided by operating activities	16,119	16,832

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	48,913	52,625
Proceeds from calls and maturities of held to maturity securities	2,891	3,686
Purchases of securities available for sale	(31,121)	(40,928)
Net increase in loans	(10,275)	(38,670)
Proceeds from dispositions of other real estate owned	1,461	1,552
Proceeds from dispositions of bank premises and equipment	18	51
Purchases of bank premises and equipment	(799)	(1,470)
Net cash used in investing activities	11,088	(23,154)

Cash flows from financing activities:

Net increase in deposits	42,110	84,927
Net (decrease) increase in short-term borrowings	(21,698)	5,622
Proceeds from exercise of stock options
and related tax benefits	-	99
Proceeds from sale of treasury stock	655	675
Purchases of treasury stock	-	(99)
Dividends paid	(6,252)	(6,224)
Net cash provided by financing activities	14,815	85,000
Net increase in cash and cash equivalents	42,022	78,678
Cash and cash equivalents at beginning of period	718,156	671,448
Cash and cash equivalents at end of period	$760,178	750,126

Index
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$3,796	4,138
Income taxes paid	1,360	2,037
Other non cash items:
Transfer of loans to other real estate owned	1,036	2,194
Increase in dividends payable	7	4
Change in unrealized gain on securities available for sale-gross of deferred taxes	8,035	3,060
Change in deferred tax effect on unrealized gain on securities available for sale	(3,214)	(1,222)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	56	(27)
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	(23)	11

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2016 is not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2016, the results of operations and cash flows for the three months ended March 31, 2016 and 2015.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in Company's 2015 Annual Report on Form 10-K for the year ended December 31, 2015.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three months ended March 31, 2016 and 2015 is as follows:

(dollars in thousands, except per share data)
	2016	2015
For the three months ended
March 31:
Net income	$10,409	10,715
Weighted average common shares	95,365	94,947
Stock Options	47	127
Weighted average common shares including potential dilutive shares	95,412	95,074

Basic EPS	$0.109	0.113

Diluted EPS	$0.109	0.113

For the three months ended March 31, 2016, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.6 million.  For the three months ended March 31, 2015 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.4 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three months ended March 31, 2016 and 2015 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015

Service cost	$15	15	32	39
Interest cost	337	330	61	65
Expected return on plan assets	(644)	(684)	(181)	(181)
Amortization of net (gain) loss	87	(40)	(54)	35
Amortization of prior service cost (credit)	-	-	23	(22)
Net periodic benefit	$(205)	(379)	(119)	(64)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2016.  As of March 31, 2016, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$66,899	44	23	66,920
State and political subdivisions	955	19	-	974
Mortgage backed securities and collateralized mortgage obligations - residential	421,323	1,821	955	422,189
Small Business Administration- guaranteed participation securities	89,362	96	405	89,053
Mortgage backed securities and collateralized mortgage obligations - commercial	10,353	-	46	10,307
Other	650	-	-	650
Total debt securities	589,542	1,980	1,429	590,093
Equity securities	35	-	-	35
Total securities available for sale	$589,577	1,980	1,429	590,128

(dollars in thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$86,899	19	181	86,737
State and political subdivisions	1,270	20	-	1,290
Mortgage backed securities and collateralized mortgage obligations - residential	416,625	430	5,326	411,729
Small Business Administration-guaranteed participation securities	92,620	-	2,204	90,416
Mortgage backed securities and collateralized mortgage obligations - commercial	10,422	-	242	10,180
Other	650	-	-	650
Total debt securities	608,486	469	7,953	601,002
Equity securities	35	-	-	35
Total securities available for sale	$608,521	469	7,953	601,037

Index
The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2016, based on the securities’ contractual maturity.  Actual maturities may differ as a result of the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,956	1,958
Due in one year through five years	66,087	66,122
Due after five years through ten years	452	455
Due after ten years	9	9
Mortgage backed securities and collateralized mortgage obligations - residential	421,323	422,189
Small Business Administration- guaranteed participation securities	89,362	89,053
Mortgage backed securities and collateralized mortgage obligations - commercial	10,353	10,307
	$589,542	590,093

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	March 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal Loss	Fair Value	Gross Unreal Loss	Fair Value	Gross Unreal Loss
U.S. government sponsored enterprises	$10,492	8	9,985	15	20,477	23
Mortgage backed securities and collateralized mortgage obligations - residential	39,789	70	177,396	885	217,185	955
Small Business Administration- guaranteed participation securities	7,688	19	31,703	386	39,391	405
Mortgage backed securities and collateralized mortgage obligations - commercial	5,623	23	4,685	23	10,308	46

Total	$63,592	120	223,769	1,309	287,361	1,429

(dollars in thousands)	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$41,786	113	9,932	68	51,718	181
Mortgage backed securities and collateralized mortgage obligations - residential	187,605	2,147	167,549	3,179	355,153	5,326
Small Business Administration-guaranteed participation securities	7,529	111	82,888	2,093	90,417	2,204
Mortgage backed securities and collateralized mortgage obligations - commercial	5,553	130	4,627	112	10,180	242

Total	$242,473	2,501	264,996	5,452	507,468	7,953

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2016 and 2015 are as follows:

(dollars in thousands)	Three months ended March 31,
	2016	2015

Proceeds from sales	$-	22,945
Proceeds from calls	48,913	29,680
Gross realized gains	-	249
Gross realized losses	-	-

Index
For the three months ended March 31, 2015, income tax expense recognized on net gains on sales of securities available for sale were approximately $100 thousand.

 (b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	March 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$43,595	2,542	-	46,137
Corporate bonds	9,979	592	-	10,571
Total held to maturity	$53,574	3,134	-	56,708

(dollars in thousands)	December 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$46,490	2,308	-	48,798
Corporate bonds	9,975	666	-	10,641
Total held to maturity	$56,465	2,974	-	59,439

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2016, based on the securities’ contractual maturity.  Actual maturities may differ as a result of the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are shown separately.

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year through five years	$9,979	10,571
Mortgage backed securities and collateralized mortgage obligations - residential	43,595	46,137
	$53,574	56,708

There were no held to maturity securities in an unrecognized loss position as of March 31, 2016 or December 31, 2015.

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016, the Company’s security portfolio included certain securities which were in an unrealized loss position.  These securities are U.S. Government Agencies or issuances from U.S. Government sponsored entities.  The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	March 31, 2016
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$159,786	14,372	174,158
Other	24,521	86	24,607
Real estate mortgage - 1 to 4 family:
First mortgages	2,094,665	581,220	2,675,885
Home equity loans	52,299	9,600	61,899
Home equity lines of credit	305,407	50,756	356,163
Installment	7,565	1,102	8,667
Total loans, net	$2,644,243	657,136	3,301,379
Less: Allowance for loan losses			44,398
Net loans			$3,256,981

	December 31, 2015
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$160,965	14,908	175,873
Other	27,449	93	27,542
Real estate mortgage - 1 to 4 family:
First mortgages	2,093,957	566,715	2,660,672
Home equity loans	52,251	8,250	60,501
Home equity lines of credit	308,165	51,160	359,325
Installment	8,000	1,391	9,391
Total loans, net	$2,650,787	642,517	3,293,304
Less: Allowance for loan losses			44,762
Net loans			$3,248,542

*Includes	New York, New Jersey, Vermont and Massachusetts

At March 31, 2016 and December 31, 2015, the Company had approximately $23.4 million and $26.6 million of real estate construction loans, respectively.  Of the $23.4 million in real estate construction loans at March 31, 2016, approximately $13.6 million are secured by first mortgages to residential borrowers while approximately $9.8 million were to commercial borrowers for residential construction projects. Of the $26.6 million in real estate construction loans at December 31, 2015, approximately $16.0 million are secured by first mortgages to residential borrowers while approximately $10.6 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following table presents the recorded investment in non-accrual loans by loan class:

	March 31, 2016
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$2,762	-	2,762
Real estate mortgage - 1 to 4 family:
First mortgages	21,781	1,503	23,284
Home equity loans	139	-	139
Home equity lines of credit	3,749	299	4,048
Installment	74	-	74
Total non-accrual loans	28,505	1,802	30,307
Restructured real estate mortgages - 1 to 4 family	47	-	47
Total nonperforming loans	$28,552	1,802	30,354

	December 31, 2015
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$3,024	-	3,024
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,488	1,488	20,976
Home equity loans	212	-	212
Home equity lines of credit	3,573	329	3,902
Installment	90	8	98
Total non-accrual loans	26,387	1,825	28,212
Restructured real estate mortgages - 1 to 4 family	48	-	48
Total nonperforming loans	$26,435	1,825	28,260

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2016 and December 31, 2015, other real estate owned included $4.9 million and $5.4 million, respectively, of residential foreclosed properties. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $14.9 million and $13.2 million as of March 31, 2016 and December 31, 2015, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of March 31, 2016 and December 31, 2015:

New York and other states:
	March 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	2,080	2,080	157,706	159,786
Other	-	-	-	-	24,521	24,521
Real estate mortgage - 1 to 4 family:
First mortgages	2,454	1,441	13,882	17,777	2,076,888	2,094,665
Home equity loans	4	43	77	124	52,175	52,299
Home equity lines of credit	469	455	1,410	2,334	303,073	305,407
Installment	75	11	66	152	7,413	7,565

Total	$3,002	1,950	17,515	22,467	2,621,776	2,644,243

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	8	-	8	14,364	14,372
Other	-	-	-	-	86	86
Real estate mortgage - 1 to 4 family:
First mortgages	209	432	791	1,432	579,788	581,220
Home equity loans	-	-	-	-	9,600	9,600
Home equity lines of credit	113	-	180	293	50,463	50,756
Installment	2	1	-	3	1,099	1,102

Total	$324	441	971	1,736	655,400	657,136

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	8	2,080	2,088	172,070	174,158
Other	-	-	-	-	24,607	24,607
Real estate mortgage - 1 to 4 family:
First mortgages	2,663	1,873	14,673	19,209	2,656,676	2,675,885
Home equity loans	4	43	77	124	61,775	61,899
Home equity lines of credit	582	455	1,590	2,627	353,536	356,163
Installment	77	12	66	155	8,512	8,667

Total	$3,326	2,391	18,486	24,203	3,277,176	3,301,379

Index
New York and other states:
	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	2,340	2,340	158,625	160,965
Other	-	-	-	-	27,449	27,449
Real estate mortgage - 1 to 4 family:
First mortgages	4,321	2,037	12,529	18,887	2,075,070	2,093,957
Home equity loans	43	-	149	192	52,059	52,251
Home equity lines of credit	572	204	1,418	2,194	305,971	308,165
Installment	34	19	88	141	7,859	8,000

Total	$4,970	2,260	16,524	23,754	2,627,033	2,650,787

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$10	-	-	10	14,898	14,908
Other	-	-	-	-	93	93
Real estate mortgage - 1 to 4 family:
First mortgages	665	271	851	1,787	564,928	566,715
Home equity loans	-	-	-	-	8,250	8,250
Home equity lines of credit	159	-	240	399	50,761	51,160
Installment	1	21	-	22	1,369	1,391

Total	$835	292	1,091	2,218	640,299	642,517

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$10	-	2,340	2,350	173,523	175,873
Other	-	-	-	-	27,542	27,542
Real estate mortgage - 1 to 4 family:
First mortgages	4,986	2,308	13,380	20,674	2,639,998	2,660,672
Home equity loans	43	-	149	192	60,309	60,501
Home equity lines of credit	731	204	1,658	2,593	356,732	359,325
Installment	35	40	88	163	9,228	9,391

Total	$5,805	2,552	17,615	25,972	3,267,332	3,293,304

At March 31, 2016 and December 31, 2015, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended March 31, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,491	39,753	518	44,762
Loans charged off:
New York and other states*	264	889	81	1,234
Florida	-	84	16	100
Total loan chargeoffs	264	973	97	1,334

Recoveries of loans previously charged off:
New York and other states*	40	118	11	169
Florida	-	1	-	1
Total recoveries	40	119	11	170
Net loans charged off	224	854	86	1,164
Provision for loan losses	652	118	30	800
Balance at end of period	$4,919	39,017	462	44,398

(dollars in thousands)	For the three months ended March 31, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,071	42,088	168	46,327
Loans charged off:
New York and other states*	50	1,114	43	1,207
Florida	-	109	-	109
Total loan chargeoffs	50	1,223	43	1,316

Recoveries of loans previously charged off:
New York and other states*	16	110	6	132
Florida	1	-	-	1
Total recoveries	17	110	6	133
Net loans charged off	33	1,113	37	1,183
Provision (credit) for loan losses	(14)	554	260	800
Balance at end of period	$4,024	41,529	391	45,944

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,919	39,017	462	44,398

Total ending allowance balance	$4,919	39,017	462	44,398

Loans:
Individually evaluated for impairment	$3,040	22,647	-	25,687
Collectively evaluated for impairment	195,725	3,071,300	8,667	3,275,692

Total ending loans balance	$198,765	3,093,947	8,667	3,301,379

	December 31, 2015
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,491	39,753	518	44,762

Total ending allowance balance	$4,491	39,753	518	44,762

Loans:
Individually evaluated for impairment	$3,306	22,575	-	25,881
Collectively evaluated for impairment	200,109	3,057,923	9,391	3,267,423

Total ending loans balance	$203,415	3,080,498	9,391	3,293,304

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at March 31, 2016 and December 31, 2015 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of March 31, 2016 and December 31, 2015:

New York and other states:
	March 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,040	3,993	-	4,828
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,529	18,573	-	17,553
Home equity loans	299	358	-	320
Home equity lines of credit	2,165	2,370	-	2,436

Total	$23,033	25,294	-	25,137

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,993	2,105	-	1,872
Home equity loans	52	52	-	52
Home equity lines of credit	609	693	-	618

Total	$2,654	2,850	-	2,542

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,040	3,993	-	4,828
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,522	20,678	-	19,425
Home equity loans	351	410	-	372
Home equity lines of credit	2,774	3,063	-	3,054

Total	$25,687	28,144	-	27,679

Index
New York and other states:
	December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,306	3,996	-	3,608
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,460	18,602	-	18,127
Home equity loans	359	417	-	382
Home equity lines of credit	2,306	2,569	-	2,238

Total	$23,431	25,584	-	24,355

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,760	1,852	-	1,489
Home equity loans	53	53	-	54
Home equity lines of credit	637	720	-	654

Total	$2,450	2,625	-	2,197

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,306	3,996	-	3,608
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,220	20,454	-	19,616
Home equity loans	412	470	-	436
Home equity lines of credit	2,943	3,289	-	2,892

Total	$25,881	28,209	-	26,552

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three months ended March 31, 2016 and 2015.

Index
As of March 31, 2016 and December 31, 2015 impaired loans included approximately $10.0 million and $10.6 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a chargeoff is taken at that time. As a result, as of March 31, 2016 and December 31, 2015, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 3/31/2016			Three months ended 3/31/2015
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	12	$1,270	$1,270	11	$2,240	$2,240
Home equity loans	-	-	-	1	10	10
Home equity lines of credit	4	103	103	1	50	50

Total	16	$1,373	$1,373	13	$2,300	$2,300

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	2	$245	$245	1	$157	$157
Home equity lines of credit	-	-	-	2	50	50

Total	2	$245	$245	3	$207	$207

The addition of these TDR’s did not have a significant impact on the allowance for loan losses.

In situations where the Company considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s underwriting policy.

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

Index
The following table presents, by class, TDR’s that defaulted during the three months ended March 31, 2016 and 2015 which had been modified within the last twelve months:

	Three months ended 3/31/2016		Three months ended 3/31/2015
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	2	$101	-	$-
Home equity lines of credit	1	48	-	-

Total	3	$149	-	$-

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	$-
Home equity lines of credit	-	$-	1	$50

Total	-	$-	1	$50

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “pass” rated loans.

Index
As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2016
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$145,254	14,532	159,786
Other	23,791	730	24,521

	$169,045	15,262	184,307

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$14,372	-	14,372
Other	86	-	86

	$14,458	-	14,458

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$159,626	14,532	174,158
Other	23,877	730	24,607

	$183,503	15,262	198,765

	December 31, 2015
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$145,335	15,630	160,965
Other	26,715	734	27,449

	$172,050	16,364	188,414

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$14,908	-	14,908
Other	93	-	93

	$15,001	-	15,001

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$160,243	15,630	175,873
Other	26,808	734	27,542

	$187,051	16,364	203,415

Index
Included in classified loans in the above tables are impaired loans of $2.8 million and $3.0 million at March 31, 2016 and December 31, 2015, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of March 31, 2016 and December 31, 2015 is included in the aging of the recorded investment of past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of March 31, 2016 and December 31, 2015 is presented in the non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$66,920	$-	$66,920	$-
State and political subdivisions	974	-	974	-
Mortgage backed securities and collateralized mortgage obligations - residential	422,189	-	422,189	-
Small Business Administration-guaranteed participation securities	89,053	-	89,053	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,307	-	10,307	-
Other securities	685	35	650	-
Total securities available for sale	$590,128	$35	$590,093	$-

Index
	Fair Value Measurements at December 31, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$86,737	$-	$86,737	$-
State and political subdivisions	1,290	-	1,290	-
Mortgage backed securities and collateralized mortgage obligations - residential	411,729	-	411,729	-
Small Business Administration-guaranteed participation securities	90,416	-	90,416	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,180	-	10,180	-
Other securities	685	35	650	-
Total securities available for sale	$601,037	$35	$601,002	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)

Other real estate owned	$5,684	$-	$-	$5,684
Impaired loans:
Commercial real estate	921	-	-	921
Real estate mortgage - 1 to 4 family:
First mortgages	2,029	-	-	2,029
Home Equity Loans	53	-	-	53
Home equity lines of credit	401	-	-	401

	Fair Value Measurements at December 31, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)

Other real estate owned	$6,455	$-	$-	$6,455
Impaired loans:
Commercial real estate	878	-	-	878
Real estate mortgage - 1 to 4 family:
First mortgages	2,601	-	-	2,601
Home Equity Loans	53	-	-	53
Home equity lines of credit	455	-	-	455

Other real estate owned, which is carried at fair value less costs to sell, approximated $5.7 million at March 31, 2016 and consisted of $775 thousand of commercial real estate and $4.9 million of residential real estate properties. Valuation charges of $346 thousand are included in earnings for the three months ended March 31, 2016.

Of the total impaired loans of $25.7 million at March 31, 2016, $3.0 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2016.  Gross chargeoffs related to commercial impaired loans included in the table above were $264 thousand for the three months ended March 31, 2016, while gross chargeoffs related to residential impaired loans included in the table above amounted to $666 thousand for the three months ended March 31, 2016.

Other real estate owned, which is carried at fair value less costs to sell, approximates $6.4 million at December 31, 2015 and consisted of $1.0 million of commercial real estate and $5.4 million of residential real estate properties. A valuation charge of $1.1 million is included in earnings for the year ended December 31, 2015.

Index
Of the total impaired loans of $25.9 million at December 31, 2015, $4.0 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2015. Gross chargeoffs related to commercial impaired loans included in the table above were $641 thousand for the year ended December 31, 2015, while gross chargeoffs related to residential impaired loans included in the table above amounted to $648 thousand.

In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at March 31, 2016 and December 31, 2015 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at March 31, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$760,178	760,178	-	-	760,178
Securities available for sale	590,128	35	590,093	-	590,128
Held to maturity securities	53,574	-	56,708	-	56,708
Federal Reserve Bank and Federal Home Loan Bank stock	9,480	N/A	N/A	N/A	N/A
Net loans	3,256,981	-	-	3,318,262	3,318,262
Accrued interest receivable	9,925	19	2,135	7,771	9,925
Financial liabilities:
Demand deposits	359,060	359,060	-	-	359,060
Interest bearing deposits	3,783,428	2,614,541	1,170,835	-	3,785,376
Short-term borrowings	169,528	-	169,528	-	169,528
Accrued interest payable	549	86	463	-	549

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2015 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$718,156	718,156	-	-	718,156
Securities available for sale	601,037	35	601,002	-	601,037
Held to maturity securities	56,465	-	59,439	-	59,439
Federal Reserve Bank and Federal Home Loan Bank stock	9,480	N/A	N/A	N/A	N/A
Net loans	3,248,542	-	-	3,279,167	3,279,167
Accrued interest receivable	10,262	80	2,370	7,812	10,262
Financial liabilities:
Demand deposits	365,081	365,081	-	-	365,081
Interest bearing deposits	3,735,297	2,627,367	1,111,240	-	3,738,607
Short-term borrowings	191,226	-	191,226	-	191,226
Accrued interest payable	501	74	427	-	501

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

(7) Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 3/31/16
(dollars in thousands)	Balance at 12/31/2015	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/16	Balance at 3/31/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(4,492)	4,821	-	4,821	329
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(289)	-	33	33	(256)

Accumulated other comprehensive income (loss), net of tax	(4,781)	4,821	33	4,854	73

	Three months ended 3/31/15
(dollars in thousands)	Balance at 12/31/2014	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/15	Balance at 3/31/2015

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(3,693)	1,987	(149)	1,838	(1,855)
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(816)	-	(16)	(16)	(832)

Accumulated other comprehensive income (loss), net of tax	(4,509)	1,987	(165)	1,822	(2,687)

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Three months ended
(dollars in thousands)	March 31,
	2016	2015	Affected Line Item in Statements
Unrealized gains (losses) on securities available for sale

Realized gain on securities transactions	$-	249	Net gain on securities transactions
Income tax expense	-	(100)	Income taxes
Net of tax	-	149

Amortization of pension and postretirement benefit items

Amortization of net actuarial loss	33	5	Salaries and employee benefits
Amortization of prior service credit	23	22	Salaries and employee benefits
Income tax benefit	(23)	(11)	Income taxes
Net of tax	33	16

Total reclassifications, net of tax	$33	165

Index
(8) Agreement with the Office of the Comptroller of the Currency

On July 21, 2015 Trustco Bank (the “Bank”), the Company’s wholly owned subsidiary, entered into a formal agreement (the “Formal Agreement”) with the Comptroller of the Currency of the United States (the “OCC”).

The Formal Agreement relates to the findings of the OCC following an examination of the Bank. Since the completion of the examination, the Bank believes it has been working diligently to address the findings of the examination and to develop and implement appropriate formal action plans.

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

 (9) New Accounting Pronouncements

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In March 2016, FASB issued ASU 2016-08 which amended illustrative examples to clarify how to apply the implementation guidance on principal versus agent considerations. The Company is currently evaluating the potential impact of ASU 2014-09, and subsequent amendments, on its consolidated financial statements.

In January 2016, the FASB amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In February 2016, the FASB amended existing guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In March 2016, the FASB amended existing guidance to simplify aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is evaluating the impact of these amendments on its consolidated financial statements.

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of March 31, 2016, the related consolidated statements of income, comprehensive income, and the related changes in shareholders’ equity and cash flows for the three-month period ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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
May 6, 2016

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo Bank Corp NY (“TrustCo” or the “Company”) with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  Examples of forward-looking statements include, among others, statements TrustCo makes regarding its expectations for complying with the new regulatory capital rules, costs associated with the Formal Agreement that the Company’s subsidiary, Trustco Bank (or the “Bank”) has entered into with the Office of the Comptroller of the Currency (“OCC”), the Company’s ability to grow its balance sheet and the profitability of such growth, the ability of its loan products to continue to attract customers if long-term rates rise and the ability to secure new sources of liquidity should the need arise.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2015, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

•	TrustCo’s ability to continue to originate a significant volume of one- to- four family mortgage loans in its market areas and to otherwise maintain or increase its market share in the areas in which it operates;
•	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;
•	TrustCo’s ability to comply with the Formal Agreement entered into with Trustco Bank’s regulator, the OCC, and potential regulatory actions if TrustCo or Trustco Bank fails to comply;
•	Restrictions or conditions imposed by TrustCo’s and Trustco Bank’s regulators on their operations that may make it more difficult to achieve TrustCo’s and Trustco Bank’s goals;
•	the future earnings and capital levels of TrustCo and Trustco Bank and the continued receipt of approvals from TrustCo’s and Trustco Bank’s primary federal banking regulators under regulatory rules and the Formal Agreement to distribute capital from Trustco Bank to TrustCo, which could affect the ability of TrustCo to pay;
•	TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and chargeoffs, changes in property values, and changes in estimates of the adequacy of the allowance for loan and lease losses;

Index
•	the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;
•	adverse conditions in the securities markets that lead to impairment in the value of securities in TrustCo’s investment portfolio;
•	the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;
•	changes in consumer spending, borrowing and savings habits;
•	the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry, including new regulatory capital requirements that took effect for 2015;
•	the results of examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;
•	changes in management personnel;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	technological changes and electronic, cyber and physical security breaches;
•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2015.

The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2016 and 2015.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2016, with comparisons to the corresponding period in 2015, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2015 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 4, 2016, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Index
Equity markets ended the first quarter up modestly, after suffering a meaningful correction earlier in the quarter.  Overall volatility was relatively high.  For the full first quarter, the S&P 500 Index was up 0.8% and the Dow Jones Industrial Average was up 1.5%.  Credit markets continue to be driven by worldwide economic news and decreasing liquidity in some segments of the bond market.  The shape of the curve continued to flatten during the quarter.  The 10 year Treasury bond averaged 1.92% during Q1 compared to 2.19% in Q4, a decrease of 27 basis points.  However, the 2 year Treasury bond average rate remained flat at 0.84%, resulting in the flattening of the curve.  The spread between the 10 year and the 2 year Treasury bonds decreased from 1.35% on average in Q4 to 1.08% in Q1.  This spread has declined in seven of the last eight quarters, and is less than half the 2.42% level averaged at its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at 0.25% to 0.50% during the first quarter of 2016, unchanged since the 25 basis point increase in the fourth quarter of 2015.  Spreads of most asset classes, including agency securities and mortgage-backed securities, declined slightly compared to recent quarters.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of any actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10-2 Year Spread (%)
Q1/15	Beg of Q1	0.02	0.66	1.61	2.12	1.46
	Peak	0.05	0.73	1.70	2.24	1.51
	Trough	0.01	0.44	1.18	1.68	1.19
	End of Q1	0.03	0.56	1.37	1.94	1.38
	Average in Q1	0.02	0.60	1.46	1.97	1.36

Q2/15	Beg of Q2	0.03	0.55	1.32	1.87	1.32
	Peak	0.03	0.75	1.80	2.50	1.77
	Trough	0.01	0.49	1.26	1.85	1.32
	End of Q2	0.01	0.64	1.63	2.35	1.71
	Average in Q2	0.02	0.61	1.53	2.16	1.55

Q3/15	Beg of Q3	0.01	0.69	1.70	2.43	1.74
	Peak	0.12	0.82	1.72	2.44	1.77
	Trough	0.00	0.55	1.37	2.01	1.40
	End of Q3	0.00	0.64	1.37	2.06	1.42
	Average in Q3	0.04	0.69	1.56	2.22	1.53

Q4/15	Beg of Q4	0.00	0.64	1.37	2.05	1.41
	Peak	0.29	1.09	1.81	2.36	1.47
	Trough	0.00	0.57	1.29	1.99	1.19
	End of Q4	0.16	1.06	1.76	2.27	1.21
	Average in Q4	0.13	0.84	1.59	2.19	1.35

Q1/16	Beg of Q1	0.16	1.06	1.76	2.27	1.21
	Peak	0.36	1.06	1.76	2.27	1.23
	Trough	0.16	0.64	1.11	1.63	0.95
	End of Q1	0.21	0.73	1.21	1.78	1.05
	Average in Q1	0.29	0.84	1.37	1.92	1.08

Despite some modest improvements in parts of the economy, the underlying economy of the United States continued to face significant challenges. Employment metrics were somewhat more positive than negative, but were not particularly robust. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008 are now in the early stages of being stabilized, and will eventually be reversed. Economic activity in Europe, China and elsewhere has also been mixed at best, contributing to global economic issues and leading to additional government stimulation efforts in those areas.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and fundamentally changed the way banks conduct business.

TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at March 31, 2016, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index
Overview
TrustCo recorded net income of $10.4 million, or $0.109 of diluted earnings per share for the three months ended March 31, 2016, compared to net income of $10.7 million or $0.113 of diluted earnings per share in the same period in 2015.  Return on average assets was 0.89% and 0.93%, respectively, for the three months ended March 31, 2016 and 2015.  Return on average equity was 9.98% and 10.91%, respectively, for the three months ended March 31, 2016 and 2015.

The primary factors accounting for the change in net income for three months ended March 31, 2016 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $48.1 million to $4.63 billion for the first quarter of 2016 compared to the same period in 2015.

•	A decrease in the average balance of interest bearing liabilities of $6.2 million to $3.91 billion for the first quarter of 2016 compared to the same period in 2015.

•	An increase in taxable equivalent net interest margin for the first quarter of 2016 to 3.13% from 3.08% in the prior year period. The increase in the margin coupled with the increase in average earning assets, resulted in an increase of $1.01 million in taxable equivalent net interest income in the first quarter of 2016 compared to the first quarter of 2015.

•	An increase of $1.6 million in noninterest expense, including net other real estate (“ORE”) expense, for the first quarter of 2016 compared to the first quarter of 2015.

•	A decrease of $310 thousand in income taxes, in the first quarter of 2016 compared to the prior year due to lower pre-tax earnings.

Regulatory Agreement
On July 21, 2015 Trustco Bank, the wholly owned subsidiary of the Company, entered into a formal agreement with the OCC.

The Formal Agreement relates to the findings of the OCC following its regularly scheduled examination of the Bank in January 2015.  Since the completion of the examination, the Bank believes it has been working diligently to address the findings of the examination and to develop and implement appropriate formal action plans.

Index
The Formal Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain areas of the Bank.  These include, among others, (i) establishment of a committee of at least three Directors to monitor and coordinate the Bank’s response to the Formal Agreement; (ii) adoption of compliance plans to respond to the Formal Agreement with the assistance of an independent qualified consultant; (iii) evaluation and implementation of improvements in corporate governance with the assistance of an independent qualified consultant; (iv) evaluation and implementation of improvements in internal audit; (v) development of a strategic plan; (vi) development of a revised capital plan, including dividends, consistent with the strategic plan; (vii) development and implementation of improvements to the Bank’s loan review system; and (viii) such other necessary steps to address the issues and questions noted by the OCC in the Formal Agreement.  The Company expects the cost to comply with the agreement to be approximately $5.0 million annually.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates, and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2015 is a description of the effect interest rates had on the results for the year 2015 compared to 2014.  Many of the same market factors discussed in the 2015 Annual Report continued to have a significant impact on results through the first quarter of 2016.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. In December 2015, the target range increased to 0.50%.  FRB officials have not been completely consistent or clear in regard to expectations for the future and have generally stressed the need to be accommodative given economic conditions, but have noted that conditions may be in place to raise the target rate later this year.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 3 basis points lower in the first quarter of 2016 relative to the prior year period.  Relative to the year ago period, lower rates on money market and savings deposits and flat rates on interest-bearing checking and time deposits accounted for the overall reduction in the cost of interest bearing deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

Index
The interest rate on the 10 year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  In recent periods this includes the reinvestment of principal payments received on its holdings of agency securities, agency mortgage-backed securities and Treasury securities. While no longer increasing its holdings of these securities, the reinvestment of principal means that the existing holdings are not being unwound.  Eventually, management believes, the FRB will have to unwind these positions, which would likely put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield was up somewhat, on average, during the first quarter of 2016 compared to the first quarter of 2015, but the yield remains at relatively lower levels compared to historical yields.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the first quarter of 2016.

Index
While TrustCo has been affected by aspects of the overall changes in financial markets, it was not affected to the degree the mortgage crisis affected some banks and financial institutions in the United States beginning in 2007.  Generally, the crisis revolved around actual and future levels of delinquencies and defaults on mortgage loans, in many cases arising, in management’s view, from lenders with overly liberal underwriting standards, changes in the types of mortgage loans offered, significant upward resets on adjustable rate loans and fraud, among other factors.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in the portfolio, there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has significant capacity to grow its balance sheet given its existing infrastructure.  The Company expects that growth to be profitable.  The current interest rate environment, however, has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial in the short term.

For the first quarter of 2016, the net interest margin was 3.13%, up 5 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of Federal Funds sold and other short-term investments increased by $22.3 million while the average yield was 50 basis points in the first quarter of 2016 compared to 25 basis points in the same period in 2015. The increase in the average balance reflects the decision to temporarily limit purchases of additional investment securities to make funds available for lending given the relative attractiveness of yields on loans versus securities.

•	The average balance of securities available for sale decreased by $82.5 million while the average yield increased to 1.97% for the first quarter of 2016 compared to 1.91% for the same period in 2015. The average balance of held to maturity securities decreased by $14.2 million and the average yield increased to 4.03% for the first quarter of 2016 compared to 3.65% for the same period in 2015.

•	The average loan portfolio grew by $122.3 million to $3.30 billion and the average yield decreased 9 basis points to 4.33% in the first quarter of 2016 compared to the same period in 2015. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off.

•	The average balance of interest bearing liabilities (primarily deposit accounts) decreased $6.2 million and the average rate paid decreased 3 basis points to 0.40% in the first quarter of 2016 compared to the same period in 2015.

Index
During the first quarter of 2016, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.58 billion in the first quarter of 2015 to $4.63 billion in the same period of 2016 with an average yield of 3.45% in 2015 and 3.47% in 2016.  Interest income on average earning assets increased from $39.3 million in the first quarter of 2015 to $40.0 million in the first quarter of 2016, on a tax equivalent basis. The increase was the result of higher volume combining with a slightly higher yield.

Loans
The average balance of loans was $3.30 billion in the first quarter of 2016 and $3.17 billion in the comparable period in 2015.  The yield on loans decreased 9 basis points to 4.33%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $35.0 million in the first quarter of 2015 to $35.6 million in the first quarter of 2016.

Compared to the first quarter of 2015, the average balance of the loan portfolio during the first quarter of 2016 increased in all categories except commercial loans, with increases in residential mortgage, home equity and installment loan categories.  The average balance of residential mortgage loans was $2.73 billion in 2016 compared to $2.59 billion in 2015, an increase of 5.1%.  The average yield on residential mortgage loans decreased by 13 basis points to 4.35% in the first quarter of 2016 compared to 2015.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $17.7 million to an average balance of $201.4 million in the first quarter of 2016 compared to the same period in the prior year.  The average yield on this portfolio increased 9 basis points to 5.20% over the same period.

Index
The average yield on home equity credit lines increased 4 basis points to 3.56% during the first quarter of 2016 compared to 3.52% in the year earlier period.  The average balances of home equity lines increased 1.9% to $358.8 million in the first quarter of 2016 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2016 was $590.3 million compared to $672.9 million for the comparable period in 2015.  The decreased balances reflect routine paydowns, calls and maturities, partly offset by new investment purchases.  During the quarter, continued low market yields on securities eligible to be added to the portfolio resulted in loans being a more attractive option for the deployment of cash.  The average yield was 1.97% for the first quarter of 2016 and 1.91% for the first quarter of 2015 for the available for sale portfolio.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized gain in the available for sale securities portfolio was $551 thousand as of March 31, 2016 compared to a net unrealized loss of $7.5 million as of December 31, 2015.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $55.1 million for the first quarter of 2016 compared to $69.3 million in the first quarter of 2015.  The decrease in balances reflects routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 4.03% for the first quarter of 2016 compared to 3.65% for the year earlier period.  The higher yield reflects a modest change in mix and slower prepayments on MBS, which reduced premium amortization.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2016, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2016 first quarter average balance of Federal Funds sold and other short-term investments was $675.6 million, a $22.3 million increase from the $653.3 million average for the same period in 2015.  The yield was 0.50% for the first quarter of 2016 and 0.25% for the comparable period in 2015.  Interest income from this portfolio increased $444 thousand from $400 thousand in 2015 to $844 thousand in 2016, reflecting the average balance increase and target rate increase that took effect in December.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $10.0 million to $3.74 billion for the first quarter of 2016 versus the first quarter in the prior year, and the average rate paid decreased from 0.42% for 2015 to 0.39% for 2016.  Total interest expense on these deposits decreased $227 thousand to $3.6 million in the first quarter of 2016 compared to the year earlier period.  From the first quarter of 2015 to the first quarter of 2016, interest bearing demand account average balances were up 8.4%, certificates of deposit average balances were down 3.9%, non-interest demand average balances were up 9.1% and average savings balances increased 2.7%.  Money market balances were down 5.3%.   The Company has not utilized brokered deposits as a funding source, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

At March 31, 2016, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$856,904
1 to 2 years	265,553
2 to 3 years	27,899
3 to 4 years	15,588
4 to 5 years	2,733
Over 5 years	210
$1,168,887

Average short-term borrowings for the quarter were $176.1 million in 2016 compared to $192.3 million in 2015.  The average rate decreased during this time period from 0.73% in 2015 to 0.59% in 2016.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $1.01 million to $36.2 million in the first quarter of 2016 compared to the same period in 2015.  The net interest spread was up 5 basis points to 3.07% in the first quarter of 2016 compared to the year ago period. As previously noted, the net interest margin was up 5 basis points to 3.13% for the first quarter of 2016 compared to the same period in 2015.

Index
Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2016:

Nonperforming loans and foreclosed real estate: Total NPLs were $30.4 million at March 31, 2016, compared to $28.3 million at December 31, 2015 and $33.5 million at March 31, 2015.  There were $30.3 million of non-accrual loans at March 31, 2016 compared to $28.2 million at December 31, 2015 and $33.4 million at March 31, 2015.  There were no loans at March 31, 2016 and 2015 and December 31, 2015 that were past due 90 days or more and still accruing interest.

At March 31, 2016, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $30.4 million at March 31, 2016, $27.5 million were residential real estate loans, $2.8 million were commercial mortgages and $74 thousand were installment loans, compared to $25.1 million, $3.0 million and $98 thousand, respectively at December 31, 2015.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Annualized net chargeoffs were 0.11% of average residential real estate loans (including home equity lines of credit) for the first quarter of 2016 compared to 0.15% for the first quarter of 2015.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At March 31, 2016, 80.1% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 19.9% were in Florida.  Those figures compare to 80.5% and 19.5%, respectively at December 31, 2015.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 7.0% and 2.2%, respectively, as of March 31, 2016.

Index
Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs as a percentage of the portfolio) had generally been more heavily weighted towards Florida in recent years.  However, as of March 31, 2016, NPLs were roughly in line with regional outstandings, as 5.9% of nonperforming loans were to Florida borrowers, compared to 94.1% in New York and surrounding areas.  The level of Florida based NPLs was 6.5% of total NPLs as of December 31, 2015.  For the three months ended March 31, 2016, New York and surrounding areas experienced net charge-offs of approximately $1.1 million, compared to $99 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2016, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $3.0 million of commercial mortgages and commercial loans classified as impaired as of March 31, 2016, compared to $3.3 million at December 31, 2015.  There were $22.6 million of impaired residential loans at both March 31, 2016 and December 31, 2015.  The average balances of all impaired loans were $27.7 million during the first three months of 2016 and $26.6 million for the full year 2015.

As of March 31, 2016 and December 31, 2015, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At March 31, 2016 there was $5.7 million of foreclosed real estate compared to $6.5 million at December 31, 2015.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of March 31, 2016		As of December 31, 2015
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,787	5.72%	$4,347	5.85%
Real estate - construction	319	0.71%	365	0.81%
Real estate mortgage - 1 to 4 family	32,608	82.52%	33,167	82.14%
Home equity lines of credit	6,222	10.79%	6,365	10.91%
Installment Loans	462	0.26%	518	0.29%
	$44,398	100.00%	$44,762	100.00%

At March 31, 2016, the allowance for loan losses was $44.4 million, compared to $45.9 million at March 31, 2015 and $44.8 million at December 31, 2015.  The allowance represents 1.34% of the loan portfolio as of March 31, 2016 compared to 1.44% at March 31, 2015 and 1.36% at December 31, 2015.

Index
The provision for loan losses was $800 thousand for the quarter ended March 31, 2016 and 2015.  Net chargeoffs for the three-month period ended March 31, 2016 and 2015 were $1.2 million.

During the first quarter of 2016, there were $264 thousand of gross commercial loan chargeoffs and $1.1 million of gross residential mortgage and consumer loan chargeoffs as compared with $50 thousand of gross commercial loan charge-offs and $1.3 million of residential mortgage and consumer loan chargeoffs in the first quarter of 2015.  Gross recoveries during the first quarter of 2016 were $40 thousand for commercial loans and $130 thousand for residential mortgage and consumer loans, compared to $17 thousand for commercial loans and $116 thousand for residential and consumer in the first quarter of 2015.

In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

•	The magnitude and nature of recent loan chargeoffs and recoveries,
•	The growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and
•	The economic environment in the Upstate New York territory primarily (the Company’s largest geographical market) over the last several years, as well as in the Company’s other market areas.

Management continues to monitor these factors in determining future loan loss provisions or recaptures in relation to the economic environment, loan chargeoffs, recoveries and the level and trends of nonperforming loans.

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.  While TrustCo has not used brokered deposits as a funding source, the Company does have a program in place to do so as a source of contingent liquidity.

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

Using this model, the fair value of capital projections as of March 31, 2016 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2016. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of March 31, 2016	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.90%
+300 BP	21.08
+200 BP	22.22
+100 BP	23.11
Current rates	21.72
-100 BP	21.47

Noninterest Income
Total noninterest income for both the first quarter of 2016 and 2015 was $4.6 million.

Trustco Financial Services income decreased $48 thousand to $1.6 million for the first quarter of 2016 compared to the first quarter of 2015.  The fair value of assets under management were $844 million at March 31, 2016 compared to $842 million at December 31, 2015 and $922 million at March 31, 2015.  The fluctuation in assets was due to market value changes and net account acquisitions/closures.

The total of fees for other services to customers plus other income was $3.0 million in the first quarter of 2016, up $246 thousand.

Noninterest Expenses
Total noninterest expenses were $23.4 million for the three months ended March 31, 2016, compared to $21.9 million for the three months ended March 31, 2015.  The largest cause of the increase in expenses was a $925 thousand increase in FDIC and other insurance expenses.  Other significant increases included higher professional services expenses and salaries and employee benefits.  Professional services expenses were up $639 thousand for the period, due in large part to legal and consulting fees related to the Formal Agreement with the OCC.  Salaries and benefits were up $522 thousand due to increases in full time equivalent headcount from 747 as of March 31, 2015, to 784 as of March 31, 2016.  Decreases of $20 thousand in net occupancy expense and $428 thousand in equipment expense offset a portion of the increases.   ORE expenses were up slightly for the first quarter of 2016 compared to 2015.  Other noninterest expense was down $406 thousand due primarily to declines in property taxes paid on problem loans and the decline in the liability for off-balance sheet exposures.

Index
Income Taxes
In the first quarter of 2016, TrustCo recognized income tax expense of $6.1 million, compared to $6.4 million for the first quarter of 2015.  The effective tax rates were 37.0% and 37.5% for the first quarters of 2016 and 2015, respectively.

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

Trustco Bank’s Formal Agreement with the OCC requires the Bank to develop and comply with a capital plan, and the Bank may declare or pay a dividend or make a capital distribution only (a) when the Bank is in compliance with its approved written capital plan, and would remain in compliance with such Capital Plan immediately following the declaration or payment of any dividend or capital distribution and (b) following OCC approval under OCC capital distribution rules.

Total shareholders’ equity at March 31, 2016 was $423.0 million, compared to $400.5 million at March 31, 2015. TrustCo declared a dividend of $0.065625 per share in the first quarter of 2016.  This results in a dividend payout ratio of 60.13% based on first quarter 2016 earnings per share of $0.109.

Index
The Bank reported the following capital ratios as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	As of March 31, 2016		Well	Adequately
	Amount	Ratio	Capitalized*	Capitalized*

Tier 1 leverage capital	$410,033	8.69%	5.00%	4.00%
Common equity tier 1 capital	410,033	17.37	6.50	4.50
Tier 1 risk-based capital	410,033	17.37	8.00	6.00
Total risk-based capital	439,733	18.62	10.00	8.00

(dollars in thousands)	As of December 31, 2015		Well	Adequately
	Amount	Ratio	Capitalized*	Capitalized*

Tier 1 (core) capital	$405,506	8.60%	5.00%	4.00%
Common equity tier 1 capital	405,506	17.21	6.50	4.50
Tier 1 risk-based capital	405,506	17.21	8.00	6.00
Total risk-based capital	435,149	18.47	10.00	8.00

*Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

The following is a summary of actual capital amounts and ratios as of March 31, 2016 and December 31, 2015 for TrustCo on a consolidated basis:

(dollars in thousands)	As of March 31, 2016
	Amount	Ratio

Tier 1 leverage capital	$422,399	8.95%
Common equity tier 1 capital	422,399	17.88
Tier 1 risk-based capital	422,399	17.88
Total risk-based capital	452,114	19.14

(dollars in thousands)	As of December 31, 2015
	Amount	Ratio

Leverage capital	$417,538	8.85%
Common equity tier 1 capital	417,538	17.71
Tier 1 risk-based capital	417,538	17.71
Total risk-based capital	447,193	18.97

In addition, at March 31, 2016, the consolidated equity to total assets ratio was 8.88%, compared to 8.73% at December 31, 2015 and 8.45% at March 31, 2015.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019.  The Basel III capital rules will require the Company and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%. The buffer level will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.  Prior to January 1, 2015, the Company had not been subject to express regulatory capital requirements.  The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes as of March 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

Index
Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  Adequately capitalized institutions must obtain prior regulatory approval to accept brokered deposits.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  If an institution is classified as undercapitalized, it is required to submit a capital restoration plan to its federal banking regulators and is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the institution.  Furthermore, if an institution is classified as undercapitalized, the federal banking regulators may take certain actions to correct the capital position of the institution; if it is classified as significantly undercapitalized or critically undercapitalized, the federal banking regulators would be required to take one or more prompt corrective actions.  These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers.  If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determines that other action would better achieve the purposes of the prompt corrective action regime.  Any of the foregoing regulatory actions could have a direct material effect on an institution’s or its holding company’s financial statements.  The Bank’s capital ratios exceed the levels necessary to meet the definition of “well capitalized” for regulatory purposes as of March 31, 2016.

Critical Accounting Policies:
Pursuant to SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($2.2) million in 2016 and ($2.6) million in 2015.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended March 31, 2016			Three months ended March 31, 2015

(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$75,031	255	1.36%	$77,865	212	1.09%	$43	(48)	91
Mortgage backed securities and collateralized mortgage obligations-residential	412,499	2,116	2.05%	478,410	2,393	2.00%	(277)	(639)	362
State and political subdivisions	1,114	22	7.90%	2,092	38	7.26%	(16)	(36)	20
Corporate bonds	-	-	0.00%	1,499	1	0.13%	(1)	(1)	(1)
Small Business Administration-guaranteed participation securities	90,611	476	2.10%	101,662	522	2.06%	(46)	(108)	62
Mortgage backed securities and collateralized mortgage obligations-commercial	10,394	36	1.40	10,669	37	1.40	(1)	(1)	-
Other	685	4	2.34%	685	4	2.34%	-	-	-

Total securities available for sale	590,334	2,909	1.97%	672,882	3,207	1.91%	(298)	(833)	535

Federal funds sold and other short-term Investments	675,586	844	0.50%	653,263	400	0.25%	444	15	429

Held to maturity securities:
Corporate bonds	9,977	154	6.17%	9,962	154	6.17%	-	-	-
Mortgage backed securities and collateralized mortgage obligations-residential	45,112	402	3.56%	59,351	478	3.22%	(76)	(333)	257

Total held to maturity securities	55,089	556	4.03%	69,313	632	3.65%	(76)	(333)	257

Federal Reserve Bank and Federal Home Loan Bank stock	9,480	120	5.06%	9,228	116	5.03%	4	3	1

Commercial loans	201,367	2,617	5.20%	219,050	2,796	5.11%	(179)	(471)	292
Residential mortgage loans	2,726,811	29,622	4.35%	2,594,216	28,958	4.48%	664	4,726	(4,062)
Home equity lines of credit	358,817	3,179	3.56%	352,258	3,061	3.52%	118	73	45
Installment loans	8,659	193	8.94%	7,794	175	9.11%	18	38	(20)

Loans, net of unearned income	3,295,654	35,611	4.33%	3,173,318	34,990	4.42%	621	4,366	(3,745)

Total interest earning assets	4,626,143	40,040	3.47%	4,578,004	39,345	3.45%	695	3,218	(2,523)

Allowance for loan losses	(45,271)			(46,597)
Cash & non-interest earning assets	135,532			138,560

Total assets	$4,716,404			$4,669,967

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$735,098	114	0.06%	$677,963	105	0.06%	9	9	-
Money market accounts	603,774	496	0.33%	637,858	617	0.39%	(121)	(31)	(90)
Savings	1,262,467	604	0.19%	1,229,498	658	0.22%	(54)	112	(166)
Time deposits	1,134,459	2,373	0.84%	1,180,436	2,434	0.84%	(61)	(61)	-

Total interest bearing deposits	3,735,798	3,587	0.39%	3,725,755	3,814	0.42%	(227)	29	(256)
Short-term borrowings	176,119	257	0.59%	192,344	346	0.73%	(89)	(27)	(62)

Total interest bearing liabilities	3,911,917	3,844	0.40%	3,918,099	4,160	0.43%	(316)	2	(318)

Demand deposits	358,224			328,407
Other liabilities	26,917			25,289
Shareholders' equity	419,346			398,172

Total liabilities and shareholders' equity	$4,716,404			$4,669,967

Net interest income , tax equivalent		36,196			35,185		$1,011	3,216	(2,205)

Net interest spread			3.07%			3.02%

Net interest margin (net interest income to total interest earning assets)			3.13%			3.08%

Tax equivalent adjustment		(14)			(20)

Net interest income		36,182			35,165

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2015, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2016 and 2015, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2016, the Company had an average balance of Federal Funds sold and other short-term investments of $675.6 million compared to $653.3 million in the first quarter of 2015.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S-K (Item 601) Exhibit No.	Description

10(a)	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to exhibit 10(a) to the Form 8-K filed February 17, 2016

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

Index
101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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
President and Chief Executive Officer

By: /s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President and Chief Financial Officer

Date: May 6, 2016

Index
Exhibits Index

Reg S-K Exhibit No.	Description

10(a)	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to exhibit 10(a) to the Form 8-K filed February 17, 2016

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document