Form 10-Q
period 2016-06-30
TRUSTCO BANK CORP N Y
filed 2016-08-05
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2016
$1 Par Value	95,599,646

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest and dividend income:
Interest and fees on loans	$35,652	35,343	71,257	70,326
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	404	366	659	578
State and political subdivisions	13	23	27	48
Mortgage-backed securities and collateralized mortgage obligations-residential	2,169	2,276	4,285	4,669
Corporate bonds	-	-	-	1
Small Business Administration-guaranteed participation securities	450	503	926	1,025
Mortgage-backed securities and collateralized mortgage obligations-commercial	38	38	74	75
Other securities	4	4	8	8
Total interest and dividends on securities available for sale	3,078	3,210	5,979	6,404

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	374	480	775	958
Corporate bonds	154	154	308	308
Total interest on held to maturity securities	528	634	1,083	1,266

Federal Reserve Bank and Federal Home Loan Bank stock	118	118	238	234
Interest on federal funds sold and other short-term investments	832	423	1,677	823
Total interest income	40,208	39,728	80,234	79,053

Interest expense:
Interest on deposits:
Interest-bearing checking	116	111	230	216
Savings	604	599	1,208	1,257
Money market deposit accounts	467	547	962	1,164
Time deposits	2,460	2,500	4,833	4,934
Interest on short-term borrowings	262	300	519	646
Total interest expense	3,909	4,057	7,752	8,217

Net interest income	36,299	35,671	72,482	70,836
Provision for loan losses	800	800	1,600	1,600
Net interest income after provision for loan losses	35,499	34,871	70,882	69,236

Noninterest income:
Trustco financial services income	1,512	1,478	3,117	3,131
Fees for services to customers	2,737	2,691	5,398	5,215
Net gain on securities transactions	668	-	668	249
Other	282	285	588	482
Total noninterest income	5,199	4,454	9,771	9,077

Noninterest expenses:
Salaries and employee benefits	8,934	8,164	17,937	16,645
Net occupancy expense	3,918	3,878	8,006	7,986
Equipment expense	1,840	1,803	3,354	3,745
Professional services	2,098	2,066	4,244	3,573
Outsourced services	1,425	1,425	2,976	2,850
Advertising expense	570	733	1,299	1,333
FDIC and other insurance	1,949	1,017	3,939	2,082
Other real estate expense, net	423	201	942	625
Other	2,817	2,844	4,715	5,149
Total noninterest expenses	23,974	22,131	47,412	43,988

Income before taxes	16,724	17,194	33,241	34,325
Income taxes	6,260	6,467	12,366	12,883

Net income	$10,464	10,727	20,875	21,442

Net income per share:
- Basic	$0.110	0.113	0.219	0.226

- Diluted	$0.109	0.113	0.219	0.225

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$10,464	10,727	20,875	21,442

Net unrealized holding gain (loss) on securities available for sale	4,565	(5,482)	12,600	(2,173)
Reclassification adjustments for net gain recognized in income	(668)	-	(668)	(249)
Tax effect	(1,559)	2,193	(4,773)	971

Net unrealized gain (loss) on securities available for sale, net of tax	2,338	(3,289)	7,159	(1,451)

Amortization of net actuarial loss (gain)	(50)	15	(17)	10
Amortization of prior service cost (credit)	22	67	45	45
Tax effect	12	(33)	(11)	(22)
Amortization of net actuarial loss (gain) and prior service cost (credit) on pension and postretirement plans, net of tax	(16)	49	17	33

Other comprehensive income (loss), net of tax	2,322	(3,240)	7,176	(1,418)
Comprehensive income	$12,786	7,487	28,051	20,024

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands)

	June 30, 2016	December 31, 2015
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$39,787	41,698

Federal funds sold and other short term investments	718,609	676,458
Total cash and cash equivalents	758,396	718,156

Securities available for sale	620,506	601,037

Held to maturity securities (fair value 2016 $53,890; 2015 $59,439)	50,684	56,465

Federal Reserve Bank and Federal Home Loan Bank stock	9,579	9,480

Loans, net of deferred fees and costs	3,343,194	3,293,304
Less:
Allowance for loan losses	44,064	44,762
Net loans	3,299,130	3,248,542

Bank premises and equipment, net	36,793	37,643
Other assets	55,825	63,669

Total assets	$4,830,913	4,734,992

LIABILITIES:
Deposits:
Demand	$376,669	365,081
Interest-bearing checking	766,322	754,347
Savings accounts	1,282,006	1,262,194
Money market deposit accounts	577,063	610,826
Time deposits	1,178,567	1,107,930
Total deposits	4,180,627	4,100,378

Short-term borrowings	190,542	191,226
Accrued expenses and other liabilities	29,479	30,078

Total liabilities	$4,400,648	4,321,682

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 99,071,052 and 98,973,452 shares issued at June 30, 2016 and December 31, 2015, respectively	99,071	98,973
Surplus	171,174	171,443
Undivided profits	192,356	184,009
Accumulated other comprehensive income (loss), net of tax	2,395	(4,781)
Treasury stock at cost - 3,578,249 and 3,711,228 shares at June 30, 2016 and December 31, 2015, respectively	(34,731)	(36,334)

Total shareholders' equity	430,265	413,310

Total liabilities and shareholders' equity	$4,830,913	4,734,992

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2015	$98,945	172,353	166,745	(4,509)	(40,090)	393,444
Net income	-	-	21,442	-	-	21,442
Other comprehensive loss, net of tax	-	-	-	(1,418)	-	(1,418)
Cash dividend declared, $.1312 per share	-	-	(12,466)	-	-	(12,466)
Stock options exercised and related tax benefits (19,429 shares)	19	80	-	-	-	99
Purchase of treasury stock (14,881 shares)	-	-	-	-	(99)	(99)
Sale of treasury stock (194,139 shares)	-	(541)	-	-	1,902	1,361
Stock based compensation expense	-	96	-	-	-	96

Ending balance, June 30, 2015	$98,964	171,988	175,721	(5,927)	(38,287)	402,459

Beginning balance, January 1, 2016	$98,973	171,443	184,009	(4,781)	(36,334)	413,310
Net income	-	-	20,875	-	-	20,875
Other comprehensive income, net of tax	-	-	-	7,176	-	7,176
Cash dividend declared, $.1312 per share	-	-	(12,528)	-	-	(12,528)
Stock options exercised and related tax benefits (97,600 shares)	98	404	-	-	-	502
Purchase of treasury stock (80,769 shares)	-	-	-	-	(489)	(489)
Sale of treasury stock (213,748 shares)	-	(785)	-	-	2,092	1,307
Stock based compensation expense	-	112	-	-	-	112

Ending balance, June 30, 2016	$99,071	171,174	192,356	2,395	(34,731)	430,265

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$20,875	21,442

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,071	2,331
Net gain on sale of other real estate owned	(363)	(302)
Writedown of other real estate owned	606	350
Provision for loan losses	1,600	1,600
Deferred tax expense	1,211	167
Net amortization of securities	2,453	2,912
Stock based compensation expense	112	96
Net gain on sale of bank premises and equipment	(62)	-
Net gain on sales and calls of securities	(668)	(249)
Decrease in taxes receivable	1,996	1,815
Increase in interest receivable	(442)	(7)
Increase (decrease) in interest payable	17	(33)
Increase in other assets	(1,530)	(405)
(Decrease) increase in accrued expenses and other liabilities	(631)	1,072
Total adjustments	6,370	9,347
Net cash provided by operating activities	27,245	30,789

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	134,550	78,604
Proceeds from calls and maturities of held to maturity securities	5,781	7,403
Purchases of securities available for sale	(144,422)	(98,092)
Proceeds from maturities of securities available for sale	550	1,499
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(99)	(252)
Net increase in loans	(54,636)	(90,557)
Proceeds from dispositions of other real estate owned	4,058	3,870
Proceeds from dispositions of bank premises and equipment	58	66
Purchases of bank premises and equipment	(1,217)	(1,932)
Net cash used in investing activities	(55,377)	(99,391)

Cash flows from financing activities:

Net increase in deposits	80,249	105,200
Net decrease in short-term borrowings	(684)	(18,366)
Proceeds from exercise of stock options and related tax benefits	502	99
Proceeds from sale of treasury stock	1,307	1,361
Purchases of treasury stock	(489)	(99)
Dividends paid	(12,513)	(12,456)
Net cash provided by financing activities	68,372	75,739
Net increase in cash and cash equivalents	40,240	7,137
Cash and cash equivalents at beginning of period	718,156	671,448
Cash and cash equivalents at end of period	$758,396	678,585

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$7,735	8,250
Income taxes paid	10,485	11,059
Other non cash items:
Transfer of loans to other real estate owned	2,448	3,585
Increase in dividends payable	15	10
Change in unrealized gain on securities available for sale-gross of deferred taxes	11,932	(2,422)
Change in deferred tax effect on unrealized gain on securities available for sale	(4,773)	971
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	28	55
Change in deferred tax effect of amortization of net actuarial
loss and prior service credit	(11)	(22)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and six months ended June 30, 2016 is not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2016, the results of operations and cash flows for the three months and six months ended June 30, 2016 and 2015.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company's 2015 Annual Report on Form 10-K for the year ended December 31, 2015.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three months and six months ended June 30, 2016 and 2015 is as follows:

(in thousands, except per share data)	For the three months ended June 30:		For the six months ended June 30:
	2016	2015	2016	2015
Net income	$10,464	10,727	$20,875	21,442
Weighted average common shares	95,487	95,056	95,426	95,002
Stock Options	93	134	70	130
Weighted average common shares including potential dilutive shares	95,580	95,190	95,496	95,132

Basic EPS	$0.110	0.113	$0.219	0.226

Diluted EPS	$0.109	0.113	$0.219	0.225

For the three months and six months ended June 30, 2016, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.6 million.  For the three and six months ended June 30, 2015 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.4 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three months and six months ended June 30, 2016 and 2015 for its pension and other postretirement benefit plans:

	For the three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015

Service cost	$16	15	32	39
Interest cost	349	330	61	64
Expected return on plan assets	(681)	(684)	(180)	(180)
Amortization of net (gain) loss	5	121	(55)	(106)
Amortization of prior service cost	-	-	22	67
Net periodic benefit	$(311)	(218)	(120)	(116)

	For the six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015

Service cost	$31	30	64	78
Interest cost	686	660	123	129
Expected return on plan assets	(1,325)	(1,368)	(360)	(361)
Amortization of net loss (gain)	92	81	(109)	(71)
Amortization of prior service cost	-	-	45	45
Net periodic benefit	$(516)	(597)	(237)	(180)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2016.  As of June 30, 2016, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$116,505	90	-	116,595
State and political subdivisions	955	19	-	974
Mortgage backed securities and collateralized mortgage obligations - residential	400,527	3,625	14	404,138
Small Business Administration- guaranteed participation securities	87,102	710	72	87,740
Mortgage backed securities and collateralized mortgage obligations - commercial	10,284	90	-	10,374
Other	650	-	-	650
Total debt securities	616,023	4,534	86	620,471
Equity securities	35	-	-	35
Total securities available for sale	$616,058	4,534	86	620,506

(dollars in thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$86,899	19	181	86,737
State and political subdivisions	1,270	20	-	1,290
Mortgage backed securities and collateralized mortgage obligations - residential	416,625	430	5,326	411,729
Small Business Administration- guaranteed participation securities	92,620	-	2,204	90,416
Mortgage backed securities and collateralized mortgage obligations - commercial	10,422	-	242	10,180
Other	650	-	-	650
Total debt securities	608,486	469	7,953	601,002
Equity securities	35	-	-	35
Total securities available for sale	$608,521	469	7,953	601,037

Index
The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2016, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,407	1,408
Due in one year through five years	76,137	76,219
Due after five years through ten years	40,557	40,583
Due after ten years	9	9
Mortgage backed securities and collateralized mortgage obligations - residential	400,527	404,138
Small Business Administration- guaranteed participation securities	87,102	87,740
Mortgage backed securities and collateralized mortgage obligations - commercial	10,284	10,374
	$616,023	620,471

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	June 30, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	15,203	14	15,203	14
Small Business Administration- guaranteed participation securities	-	-	15,376	72	15,376	72

Total	$-	-	30,579	86	30,579	86

(dollars in thousands)	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$41,786	113	9,932	68	51,718	181
Mortgage backed securities and collateralized mortgage obligations - residential	187,605	2,147	167,549	3,179	355,153	5,326
Small Business Administration- guaranteed participation securities	7,529	111	82,888	2,093	90,417	2,204
Mortgage backed securities and collateralized mortgage obligations - commercial	5,553	130	4,627	112	10,180	242

Total	$242,473	2,501	264,996	5,452	507,468	7,953

Index
The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months and six months ended June 30, 2016 and 2015 are as follows:

(dollars in thousands)	Three months ended June 30,
	2016	2015

Proceeds from sales	$44,829	-
Proceeds from calls	40,808	27,499
Gross realized gains	668	-
Gross realized losses	-	-

(dollars in thousands)	Six months ended June 30,
	2016	2015

Proceeds from sales	$44,829	22,945
Proceeds from calls	89,721	55,659
Gross realized gains	668	249
Gross realized losses	-	-

For the three and six months ended June 30, 2016, income tax expense recognized on net gains on sales of securities available for sale was approximately $267 thousand.  For the six months ended June 30, 2015, income tax expense recognized on net gains on sales of securities available for sale was approximately $100 thousand.  There were no sales of securities available for sale during the three months ended June 30, 2015.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	June 30, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$40,702	2,676	-	43,378
Corporate bonds	9,982	530	-	10,512
Total held to maturity	$50,684	3,206	-	53,890

(dollars in thousands)	December 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$46,490	2,308	-	48,798
Corporate bonds	9,975	666	-	10,641
Total held to maturity	$56,465	2,974	-	59,439

Index
The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2016, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year through five years	$9,982	10,512
Mortgage backed securities and collateralized mortgage obligations - residential	40,702	43,378
	$50,684	53,890

There were no held to maturity securities in an unrecognized loss position as of June 30, 2016 or December 31, 2015.

There were no sales or transfers of held to maturity securities during the three months and six months ended June 30, 2016 and 2015.

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

As of June 30, 2016, the Company’s security portfolio included certain securities which were in an unrealized loss position.  The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2016
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$158,150	14,272	172,422
Other	23,196	80	23,276
Real estate mortgage - 1 to 4 family:
First mortgages	2,116,506	603,612	2,720,118
Home equity loans	56,580	10,253	66,833
Home equity lines of credit	300,952	51,117	352,069
Installment	6,893	1,583	8,476
Total loans, net	$2,662,277	680,917	3,343,194
Less: Allowance for loan losses			44,064
Net loans			$3,299,130

	December 31, 2015
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$160,965	14,908	175,873
Other	27,449	93	27,542
Real estate mortgage - 1 to 4 family:
First mortgages	2,093,957	566,715	2,660,672
Home equity loans	52,251	8,250	60,501
Home equity lines of credit	308,165	51,160	359,325
Installment	8,000	1,391	9,391
Total loans, net	$2,650,787	642,517	3,293,304
Less: Allowance for loan losses			44,762
Net loans			$3,248,542

*Includes New York, New Jersey, Vermont and Massachusetts

At June 30, 2016 and December 31, 2015, the Company had approximately $22.8 million and $26.6 million of real estate construction loans, respectively.  Of the $22.8 million in real estate construction loans at June 30, 2016, approximately $13.4 million are secured by second mortgages to residential borrowers while approximately $9.4 million were to commercial borrowers for residential construction projects. Of the $26.6 million in real estate construction loans at December 31, 2015, approximately $16.0 million are secured by second mortgages to residential borrowers while approximately $10.6 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following table presents the recorded investment in non-accrual loans by loan class:

	June 30, 2016
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$2,690	-	2,690
Real estate mortgage - 1 to 4 family:
First mortgages	20,287	1,557	21,844
Home equity loans	86	46	132
Home equity lines of credit	3,186	297	3,483
Installment	49	-	49
Total non-accrual loans	26,298	1,900	28,198
Restructured real estate mortgages - 1 to 4 family	45	-	45
Total nonperforming loans	$26,343	1,900	28,243

	December 31, 2015
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$3,024	-	3,024
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,488	1,488	20,976
Home equity loans	212	-	212
Home equity lines of credit	3,573	329	3,902
Installment	90	8	98
Total non-accrual loans	26,387	1,825	28,212
Restructured real estate mortgages - 1 to 4 family	48	-	48
Total nonperforming loans	$26,435	1,825	28,260

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2016 and December 31, 2015, other estate owned included $3.9 million and $5.4 million of residential foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $13.7 million and $13.2 million as of June 30, 2016 and December 31, 2015, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of June 30, 2016 and December 31, 2015:

The following table presents the aging of the recorded investment in past due loans by loan class and by region:

New York and other states:
	June 30, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$580	104	2,060	2,744	155,406	158,150
Other	-	-	-	-	23,196	23,196
Real estate mortgage - 1 to 4 family:
First mortgages	1,896	1,678	12,391	15,965	2,100,541	2,116,506
Home equity loans	109	2	65	176	56,404	56,580
Home equity lines of credit	392	91	1,482	1,965	298,987	300,952
Installment	19	30	45	94	6,799	6,893

Total	$2,996	1,905	16,043	20,944	2,641,333	2,662,277

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	14,272	14,272
Other	-	-	-	-	80	80
Real estate mortgage - 1 to 4 family:
First mortgages	525	168	1,136	1,829	601,783	603,612
Home equity loans	-	-	-	-	10,253	10,253
Home equity lines of credit	113	50	180	343	50,774	51,117
Installment	1	3	-	4	1,579	1,583

Total	$639	221	1,316	2,176	678,741	680,917

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$580	104	2,060	2,744	169,678	172,422
Other	-	-	-	-	23,276	23,276
Real estate mortgage - 1 to 4 family:
First mortgages	2,421	1,846	13,527	17,794	2,702,324	2,720,118
Home equity loans	109	2	65	176	66,657	66,833
Home equity lines of credit	505	141	1,662	2,308	349,761	352,069
Installment	20	33	45	98	8,378	8,476

Total	$3,635	2,126	17,359	23,120	3,320,074	3,343,194

Index
New York and other states:
	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	2,340	2,340	158,625	160,965
Other	-	-	-	-	27,449	27,449
Real estate mortgage - 1 to 4 family:
First mortgages	4,321	2,037	12,529	18,887	2,075,070	2,093,957
Home equity loans	43	-	149	192	52,059	52,251
Home equity lines of credit	572	204	1,418	2,194	305,971	308,165
Installment	34	19	88	141	7,859	8,000

Total	$4,970	2,260	16,524	23,754	2,627,033	2,650,787

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$10	-	-	10	14,898	14,908
Other	-	-	-	-	93	93
Real estate mortgage - 1 to 4 family:
First mortgages	665	271	851	1,787	564,928	566,715
Home equity loans	-	-	-	-	8,250	8,250
Home equity lines of credit	159	-	240	399	50,761	51,160
Installment	1	21	-	22	1,369	1,391

Total	$835	292	1,091	2,218	640,299	642,517

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$10	-	2,340	2,350	173,523	175,873
Other	-	-	-	-	27,542	27,542
Real estate mortgage - 1 to 4 family:
First mortgages	4,986	2,308	13,380	20,674	2,639,998	2,660,672
Home equity loans	43	-	149	192	60,309	60,501
Home equity lines of credit	731	204	1,658	2,593	356,732	359,325
Installment	35	40	88	163	9,228	9,391

Total	$5,805	2,552	17,615	25,972	3,267,332	3,293,304

At June 30, 2016 and December 31, 2015, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended June 30, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,919	39,017	462	44,398
Loans charged off:
New York and other states*	68	1,090	92	1,250
Florida	-	17	1	18
Total loan chargeoffs	68	1,107	93	1,268

Recoveries of loans previously charged off:
New York and other states*	1	117	15	133
Florida	-	1	-	1
Total recoveries	1	118	15	134
Net loans charged off	67	989	78	1,134
Provision for loan losses	194	561	45	800
Balance at end of period	$5,046	38,589	429	44,064

(dollars in thousands)	For the three months ended June 30, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,024	41,529	391	45,944
Loans charged off:
New York and other states*	50	1,066	33	1,149
Florida	-	169	-	169
Total loan chargeoffs	50	1,235	33	1,318

Recoveries of loans previously charged off:
New York and other states*	-	133	9	142
Florida	1	2	-	3
Total recoveries	1	135	9	145
Net loans charged off	49	1,100	24	1,173
Provision (credit) for loan losses	47	658	95	800
Balance at end of period	$4,022	41,087	462	45,571

Index
(dollars in thousands)	For the six months ended June 30, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,491	39,753	518	44,762
Loans charged off:
New York and other states*	332	1,979	173	2,484
Florida	-	101	17	118
Total loan chargeoffs	332	2,080	190	2,602

Recoveries of loans previously charged off:
New York and other states*	41	235	26	302
Florida	-	2	-	2
Total recoveries	41	237	26	304
Net loans charged off	291	1,843	164	2,298
Provision for loan losses	846	679	75	1,600
Balance at end of period	$5,046	38,589	429	44,064

(dollars in thousands)	For the six months ended June 30, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,071	42,088	168	46,327
Loans charged off:
New York and other states*	100	2,180	76	2,356
Florida	-	278	-	278
Total loan chargeoffs	100	2,458	76	2,634

Recoveries of loans previously charged off:
New York and other states*	16	243	15	274
Florida	2	2	-	4
Total recoveries	18	245	15	278
Net loans charged off	82	2,213	61	2,356
Provision for loan losses	33	1,212	355	1,600
Balance at end of period	$4,022	41,087	462	45,571

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	5,046	38,589	429	44,064

Total ending allowance balance	$5,046	38,589	429	44,064

Loans:
Individually evaluated for impairment	$2,966	22,216	-	25,182
Collectively evaluated for impairment	192,732	3,116,804	8,476	3,318,012

Total ending loans balance	$195,698	3,139,020	8,476	3,343,194

	December 31, 2015
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,491	39,753	518	44,762

Total ending allowance balance	$4,491	39,753	518	44,762

Loans:
Individually evaluated for impairment	$3,306	22,575	-	25,881
Collectively evaluated for impairment	200,109	3,057,923	9,391	3,267,423

Total ending loans balance	$203,415	3,080,498	9,391	3,293,304

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at June 30, 2016 and December 31, 2015 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of June 30, 2016 and December 31, 2015:

New York and other states:

	June 30, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,966	3,988	-	3,116
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,439	18,350	-	17,146
Home equity loans	241	277	-	265
Home equity lines of credit	1,907	2,070	-	1,909

Total	$22,553	24,685	-	22,436

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,925	2,016	-	1,711
Home equity loans	97	97	-	67
Home equity lines of credit	607	679	-	612

Total	$2,629	2,792	-	2,390

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,966	3,988	-	3,116
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,364	20,366	-	18,857
Home equity loans	338	374	-	332
Home equity lines of credit	2,514	2,749	-	2,521

Total	$25,182	27,477	-	24,826

Index
New York and other states:

	December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,306	3,996	-	3,608
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,460	18,602	-	18,127
Home equity loans	359	417	-	382
Home equity lines of credit	2,306	2,569	-	2,238

Total	$23,431	25,584	-	24,355

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,760	1,852	-	1,489
Home equity loans	53	53	-	54
Home equity lines of credit	637	720	-	654

Total	$2,450	2,625	-	2,197

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,306	3,996	-	3,608
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,220	20,454	-	19,616
Home equity loans	412	470	-	436
Home equity lines of credit	2,943	3,289	-	2,892

Total	$25,881	28,209	-	26,552

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three months and six months ended June 30, 2016 and 2015.

As of June 30, 2016 and December 31, 2015 impaired loans included approximately $11.0 million and $10.6 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of June 30, 2016 and December 31, 2015, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 6/30/2016			Three months ended 6/30/2015
New York and other states*: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	10	$753	$753	13	$1,542	$1,542
Home equity loans	-	-	-	1	139	139
Home equity lines of credit	5	66	66	2	44	44

Total	15	$819	$819	16	$1,725	$1,725

Florida:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$298	$298	-	$-	$-
Home equity loans	1	46	46	-	-	-
Home equity lines of credit	1	6	6	-	-	-

Total	3	$350	$350	-	$-	$-

	Six months ended 6/30/2016			Six months ended 6/30/2015
New York and other states*: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	22	$1,807	1,807	20	$2,987	2,987
Home equity loans	-	-	-	1	139	139
Home equity lines of credit	9	157	157	2	44	44

Total	31	$1,964	$1,964	23	$3,170	$3,170

Florida:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	3	$525	$525	1	$157	$157
Home equity loans	1	46	46	-	-	-
Home equity lines of credit	1	6	6	2	50	50

Total	5	$577	$577	3	$207	$207

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

The following table presents, by class, TDR’s that defaulted during the three months and six months ended June 30, 2016 and 2015 which had been modified within the last twelve months:

	Three months ended 6/30/2016		Three months ended 6/30/2015
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$107	-	$-

Total	1	$107	-	$-

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$46	-	$-

Total	1	$46	-	$-

	Six months ended 6/30/2016		Six months ended 6/30/2015
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	3	$268	-	$-
Home equity lines of credit	1	48	-	-

Total	4	$316	-	$-

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
Home equity lines of credit	1	$46	1	$50

Total	1	$46	1	$50

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses.

Index
The Company categorizes non-homogenous loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. On at least an annual basis, the Company’s loan grading process analyzes non-homogeneous loans, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk.  The loan grades assigned to all loan types are tested by the Company’s internal loan review department in accordance with the Company’s internal loan review policy.

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

Index
As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2016
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$143,955	14,195	158,150
Other	22,472	724	23,196

	$166,427	14,919	181,346

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$14,272	-	14,272
Other	80	-	80

	$14,352	-	14,352

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$158,227	14,195	172,422
Other	22,552	724	23,276

	$180,779	14,919	195,698

Index
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

Included in classified loans in the above tables are impaired loans of $2.7 million and $3.0 million at June 30, 2016 and December 31, 2015, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of June 30, 2016 and December 31, 2015 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of June 30, 2016 and December 31, 2015 is presented in the non-accrual loans table.

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	June 30, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$116,595	$-	$116,595	$-
State and political subdivisions	974	-	974	-
Mortgage backed securities and collateralized mortgage obligations - residential	404,138	-	404,138	-
Small Business Administration- guaranteed participation securities	87,740	-	87,740	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,374	-	10,374	-
Other securities	685	35	650	-
Total securities available for sale	$620,506	$35	$620,471	$-

	Fair Value Measurements at December 31, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$86,737	$-	$86,737	$-
State and political subdivisions	1,290	-	1,290	-
Mortgage backed securities and collateralized mortgage obligations - residential	411,729	-	411,729	-
Small Business Administration- guaranteed participation securities	90,416	-	90,416	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,180	-	10,180	-
Other securities	685	35	650	-
Total securities available for sale	$601,037	$35	$601,002	$-

There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2016 and 2015.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$4,602	$-	$-	$4,602	Sales comparison approach	Adjustments for differences between comparable sales	1% - 8% (5%)
Impaired loans:
Commercial real estate	787	-	-	787	Sales comparison approach	Adjustments for differences between comparable sales	3% - 26% (12%)

Real estate mortgage - 1 to 4 family	674	-	-	674	Sales comparison approach	Adjustments for differences between comparable sales	2% - 13% (5%)

	Fair Value Measurements at December 31, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$6,455	$-	$-	$6,455	Sales comparison approach	Adjustments for differences between comparable sales	1% - 10% (4%)
Impaired loans:
Commercial real estate	878	-	-	878	Sales comparison approach	Adjustments for differences between comparable sales	3% - 22% (11%)

Real estate mortgage - 1 to 4 family	3,109	-	-	3,109	Sales comparison approach	Adjustments for differences between comparable sales	0% - 9% (4%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $4.6 million at June 30, 2016 and consisted of $735 thousand of commercial real estate and $3.9 million of residential real estate properties. Valuation charges of $260 thousand and $606 thousand are included in earnings for the three months and six months ended June 30, 2016, respectively.

Of the total impaired loans of $25.2 million at June 30, 2016, $1.5 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2016.  Gross charge offs related to commercial impaired loans included in the table above were $68 thousand and $332 thousand for the three months and six months ended June 30, 2016, respectively, while gross charge offs related to residential impaired loans included in the table above amounted to $14 thousand and $126 thousand for the three months and six months ended June 30, 2016, respectively.

Other real estate owned, that is carried at fair value less costs to sell, approximates $6.4 million at December 31, 2015 and consisted of $1.0 million of commercial real estate and $5.4 million of residential real estate properties. A valuation charge of $1.1 million is included in earnings for the year ended December 31, 2015.

Of the total impaired loans of $25.9 million at December 31, 2015, $4.0 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2015. Gross charge offs related to commercial impaired loans included in the table above were $641 thousand for the year ended December 31, 2015, while gross charge offs related to residential impaired loans included in the table above amounted to $648 thousand.

Index
In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at June 30, 2016 and December 31, 2015 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$758,396	758,396	-	-	758,396
Securities available for sale	620,506	35	620,471	-	620,506
Held to maturity securities	50,684	-	53,890	-	53,890
Federal Reserve Bank and Federal Home Loan Bank stock	9,579	N/A	N/A	N/A	N/A
Net loans	3,299,130	-	-	3,363,721	3,363,721
Accrued interest receivable	10,704	80	2,455	8,169	10,704
Financial liabilities:
Demand deposits	376,669	376,669	-	-	376,669
Interest bearing deposits	3,803,958	2,625,391	1,179,184	-	3,804,575
Short-term borrowings	190,542	-	190,542	-	190,542
Accrued interest payable	518	78	440	-	518

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2015 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$718,156	718,156	-	-	718,156
Securities available for sale	601,037	35	601,002	-	601,037
Held to maturity securities	56,465	-	59,439	-	59,439
Federal Reserve Bank and Federal Home Loan Bank stock	9,480	N/A	N/A	N/A	N/A
Net loans	3,248,542	-	-	3,279,167	3,279,167
Accrued interest receivable	10,262	80	2,370	7,812	10,262
Financial liabilities:
Demand deposits	365,081	365,081	-	-	365,081
Interest bearing deposits	3,735,297	2,627,367	1,111,240	-	3,738,607
Short-term borrowings	191,226	-	191,226	-	191,226
Accrued interest payable	501	74	427	-	501

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

Index
(7) Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 6/30/16
(dollars in thousands)	Balance at 4/1/2016	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/16	Balance at 6/30/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$329	2,739	(401)	2,338	2,667
Net change in net actuarial loss (gain) and prior service cost on pension and postretirement benefit plans, net of tax	(256)	-	(16)	(16)	(272)

Accumulated other comprehensive income (loss), net of tax	73	2,739	(417)	2,322	2,395

	Three months ended 6/30/2015
(dollars in thousands)	Balance at 4/1/2015	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/15	Balance at 6/30/2015

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(1,855)	(3,289)	-	(3,289)	(5,144)
Net change in net actuarial loss (gain) and prior service cost on pension and postretirement benefit plans, net of tax	(832)	-	49	49	(783)

Accumulated other comprehensive income (loss), net of tax	(2,687)	(3,289)	49	(3,240)	(5,927)

	Six months ended 6/30/16
(dollars in thousands)	Balance at 1/1/2016	Other Comprehensive Loss- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income (loss)- Six months ended 6/30/16	Balance at 6/30/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(4,492)	7,560	(401)	7,159	2,667
Net change in net actuarial loss (gain) and prior service cost on pension and postretirement benefit plans, net of tax	(289)	-	17	17	(272)

Accumulated other comprehensive income (loss), net of tax	(4,781)	7,560	(384)	7,176	2,395

	Six months ended 6/30/15
(dollars in thousands)	Balance at 1/1/2015	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Six months ended 6/30/15	Balance at 6/30/2015

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(3,693)	(1,302)	(149)	(1,451)	(5,144)
Net change in net actuarial loss (gain) and prior service cost on pension and postretirement benefit plans, net of tax	(816)	-	33	33	(783)

Accumulated other comprehensive income (loss), net of tax	(4,509)	(1,302)	(116)	(1,418)	(5,927)

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months and six months ended June 30, 2016 and 2015:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015	Affected Line Item in Statements
Net unrealized holding gains (losses) on securities available for sale

Realized gain on securities transactions	$668	-	$668	249	Net gain on securities transactions
Income tax expense	(267)	-	(267)	(100)	Income taxes
Net of tax	401	-	401	149

Amortization of pension and postretirement benefit items

Amortization of net actuarial loss	50	(15)	17	(10)	Salaries and employee benefits
Amortization of prior service credit	(22)	(67)	(45)	(45)	Salaries and employee benefits
Income tax benefit	(12)	33	11	22	Income taxes
Net of tax	16	(49)	(17)	(33)

Total reclassifications, net of tax	$417	(49)	$384	116

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

In June 2016, the FASB released Accounting Standards Update 2016-13 Financial Instruments – Credit Losses which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is evaluating the impact of these amendments on its consolidated financial statements.

Index

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statement of financial condition of TrustCo Bank Corp NY as of June 30, 2016, and the related consolidated statements of income, comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, changes in shareholders’ equity, and cash flows for the six-month period ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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
August 5, 2016

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

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2016 and 2015.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three and six month periods ended June 30, 2016, with comparisons to the corresponding periods in 2015, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2015 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 4, 2016, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Index
Equity markets ended the second quarter up modestly, after suffering a meaningful correction earlier in the quarter.  Overall volatility was relatively high.  For the full second quarter, the S&P 500 Index was up 0.8% and the Dow Jones Industrial Average was up 1.5%.  Credit markets continue to be driven by worldwide economic news and decreasing liquidity in some segments of the bond market.  The shape of the curve continued to flatten during the quarter, with yields declining across the curve.  The 10 year Treasury bond averaged 1.75% during Q2 compared to 1.92% in Q1, a decrease of 17 basis points.  However, the 2 year Treasury bond average rate declined just 7 basis points to 0.77%, resulting in the flattening of the curve.  The spread between the 10 year and the 2 year Treasury bonds decreased from 1.08% on average in Q1 to 0.98% in Q2.  This spread has declined in eight of the last nine quarters, and is less than half the 2.42% level averaged at its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at 0.25% to 0.50% during the second quarter of 2016, unchanged since the 25 basis point increase in the fourth quarter of 2015.  Spreads of most asset classes, including agency securities and mortgage-backed securities, declined slightly compared to recent quarters.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of any actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q1/15	Beg of Q1	0.02	0.66	1.61	2.12	1.46
	Peak	0.05	0.73	1.70	2.24	1.51
	Trough	0.01	0.44	1.18	1.68	1.19
	End of Q1	0.03	0.56	1.37	1.94	1.38
	Average in Q1	0.02	0.60	1.46	1.97	1.36

Q2/15	Beg of Q2	0.03	0.55	1.32	1.87	1.32
	Peak	0.03	0.75	1.80	2.50	1.77
	Trough	0.01	0.49	1.26	1.85	1.32
	End of Q2	0.01	0.64	1.63	2.35	1.71
	Average in Q2	0.02	0.61	1.53	2.16	1.55

Q3/15	Beg of Q3	0.01	0.69	1.70	2.43	1.74
	Peak	0.12	0.82	1.72	2.44	1.77
	Trough	0.00	0.55	1.37	2.01	1.40
	End of Q3	0.00	0.64	1.37	2.06	1.42
	Average in Q3	0.04	0.69	1.56	2.22	1.53

Q4/15	Beg of Q4	0.00	0.64	1.37	2.05	1.41
	Peak	0.29	1.09	1.81	2.36	1.47
	Trough	0.00	0.57	1.29	1.99	1.19
	End of Q4	0.16	1.06	1.76	2.27	1.21
	Average in Q4	0.13	0.84	1.59	2.19	1.35

Q1/16	Beg of Q1	0.16	1.06	1.76	2.27	1.21
	Peak	0.36	1.06	1.76	2.27	1.23
	Trough	0.16	0.64	1.11	1.63	0.95
	End of Q1	0.21	0.73	1.21	1.78	1.05
	Average in Q1	0.29	0.84	1.37	1.92	1.08

Q2/16	Beg of Q2	0.21	0.73	1.21	1.78	1.05
	Peak	0.35	0.92	1.41	1.94	1.08
	Trough	0.19	0.58	1.00	1.46	0.85
	End of Q2	0.26	0.58	1.01	1.49	0.91
	Average in Q2	0.26	0.77	1.24	1.75	0.98

Despite some modest improvements in parts of the economy, the underlying economy of the United States continued to face significant challenges. Employment metrics were somewhat more positive than negative, but were not particularly robust. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008 will eventually be reversed. Economic activity in Europe, China and elsewhere has also been mixed at best, contributing to global economic issues and leading to additional government stimulation efforts in those areas.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and fundamentally changed the way banks conduct business.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at June 30, 2016, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $10.5 million, or $0.109 of diluted earnings per share for the three months ended June 30, 2016, compared to net income of $10.7 million or $0.113 of diluted earnings per share in the same period in 2015.  Return on average assets was 0.88% and 0.91%, respectively, for the three months ended June 30, 2016 and 2015.  Return on average equity was 9.88% and 10.66%, respectively, for the three months ended June 30, 2016 and 2015.

For the six months ended June 30, 2016, net income was $20.9 million or $0.219 of diluted earnings per share, compared to $21.4 million and $0.226 per share, respectively, in the same period in 2015.  Return on average assets was 0.88% and 0.92%, respectively, for the six months ended June 30, 2016 and 2015.  Return on average equity was 9.93% and 10.78%, respectively, for the six months ended June 30, 2016 and 2015.

The primary factors accounting for the change in net income for the three months ended June 30, 2016 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $55.2 million to $4.70 billion for the second quarter of 2016 compared to the same period in 2015.

•	An increase in taxable equivalent net interest margin for the second quarter of 2016 to 3.09% from 3.07% in the prior year period. The increase in the margin coupled with the increase in average earning assets, resulted in an increase of $621 thousand in taxable equivalent net interest income in the second quarter of 2016 compared to the second quarter of 2015.

•	An increase of $668 thousand in securities gains for the second quarter of 2016 as compared to the prior year period.

•	An increase of $1.8 million in noninterest expense, including net other real estate (“ORE”) expense, for the second quarter of 2016 compared to the second quarter of 2015.

•	A decrease of $207 thousand in income taxes, in the second quarter of 2016 compared to the prior year due to lower pre-tax earnings.

Index
The primary factors accounting for the change in net income for the six months ended June 30, 2016 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $51.5 million to $4.66 billion for the first six months of 2016 compared to the same period in 2015.

•	An increase in taxable equivalent net interest margin for the first six months of 2016 to 3.11% from 3.08% in the prior year period. The increase in the margin coupled with the increase in average earning assets, resulted in an increase of $1.6 million in taxable equivalent net interest income in the first six months of 2016 compared to the same period in 2015.

•	An increase of $419 thousand in securities gains for the first six months of 2016 as compared to the prior year period.

•	An increase of $3.4 million in noninterest expense, including net other real estate (“ORE”) expense, for the first six months of 2016 compared to the same period in 2015.

•	A decrease of $517 thousand in income taxes, in the first six months of 2016 compared to the same period in 2015.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates, and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2015 is a description of the effect interest rates had on the results for the year 2015 compared to 2014.  Many of the same market factors discussed in the 2015 Annual Report continued to have a significant impact on results through the second quarter of 2016.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. In December 2015, the target range increased to 0.50%.  FRB officials have not been completely consistent or clear in regard to expectations for the future and have generally stressed the need to be accommodative given economic conditions, but have noted in their June statement that “The stance of monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to 2 percent inflation.   The Committee expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run.”

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 2 basis points lower in the second quarter of 2016 relative to the prior year period.  Relative to the year ago period, lower rates on money market deposits accounted for the overall reduction in the cost of interest bearing deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

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

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury. As noted previously, the 10 year Treasury yield was down significantly, on average, during the second quarter of 2016 compared to the second quarter of 2015.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  As a portfolio lender, TrustCo does not sell loans into the secondary market in the normal course of business, and is able to establish rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.  Very low interest rates in many markets around the world have also increased demand for US fixed income assets, which has also contributed to the decline of rates on these assets.

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Interest rates generally remained below historic norms on both short term and longer term investments during the second quarter of 2016.

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

For the second quarter of 2016, the net interest margin was 3.09%, up 2 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of Federal Funds sold and other short-term investments decreased by $14.7 million while the average yield was 50 basis points in the second quarter of 2016 compared to 25 basis points in the same period in 2015. The decrease in the average balance reflects the continued growth of the loan portfolio.

•	The average balance of securities available for sale decreased by $17.0 million while the average yield decreased to 1.89% for the second quarter of 2016 compared to 1.93% for the same period in 2015. The average balance of held to maturity securities decreased by $13.3 million and the average yield increased to 4.05% for the second quarter of 2016 compared to 3.87% for the same period in 2015.

•	The average loan portfolio grew by $100.2 million to $3.32 billion and the average yield decreased 10 basis points to 4.29% in the second quarter of 2016 compared to the same period in 2015. The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off.

•	The average balance of interest bearing liabilities (primarily deposit accounts) increased $6.5 million and the average rate paid decreased 2 basis points to 0.39% in the second quarter of 2016 compared to the same period in 2015.

During the second quarter of 2016, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Index
Earning Assets
Total average interest earning assets increased from $4.65 billion in the second quarter of 2015 to $4.70 billion in the same period of 2016 with an average yield of 3.42% in both periods.  The mix shift towards a higher proportion of loans, along with the increase in yield on cash offset the declining yields on securities and loans.  Interest income on average earning assets increased from $39.7 million in the second quarter of 2015 to $40.2 million in the second quarter of 2016, on a tax equivalent basis. The increase was the result of higher volume and flat yield.

Loans
The average balance of loans was $3.32 billion in the second quarter of 2016 and $3.22 billion in the comparable period in 2015.  The yield on loans decreased 10 basis points to 4.29%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $35.3 million in the second quarter of 2015 to $35.7 million in the second quarter of 2016.

Compared to the second quarter of 2015, the average balance of the loan portfolio during the second quarter of 2016 increased in all categories except commercial loans, with increases in residential mortgage, home equity and installment loan categories.  The average balance of residential mortgage loans was $2.76 billion in 2016 compared to $2.65 billion in 2015, an increase of 4.2%.  The average yield on residential mortgage loans decreased by 13 basis points to 4.31% in the second quarter of 2016 compared to 2015.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $11.5 million to an average balance of $198.9 million in the second quarter of 2016 compared to the same period in the prior year.  The average yield on this portfolio was flat at 5.15% over the same period.

The average yield on home equity credit lines increased 8 basis points to 3.58% during the second quarter of 2016 compared to 3.50% in the year earlier period.  The average balances of home equity lines increased 0.2% to $354.9 million in the second quarter of 2016 as compared to the prior year.

Index
Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2016 was $652.1 million compared to $669.1 million for the comparable period in 2015.  The decreased balances reflect routine paydowns, calls, maturities and sales, partly offset by new investment purchases.  During the quarter, continued low market yields on securities eligible to be added to the portfolio resulted in loans being a more attractive option for the deployment of cash.  The average yield was 1.89% for the second quarter of 2016 and 1.93% for the second quarter of 2015 for the available for sale portfolio.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized gain in the available for sale securities portfolio was $4.4 million as of June 30, 2016 compared to a net unrealized loss of $7.5 million as of December 31, 2015.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $52.2 million for the second quarter of 2016 compared to $65.5 million in the second quarter of 2015.  The decrease in balances reflects routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 4.05% for the second quarter of 2016 compared to 3.87% for the year earlier period.  The higher yield reflects a modest change in mix and slower prepayments on MBS, which reduced premium amortization.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2016, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2016 second quarter average balance of Federal Funds sold and other short-term investments was $668.4 million, a $14.7 million decrease from the $683.1 million average for the same period in 2015.  The yield was 0.50% for the second quarter of 2016 and 0.25% for the comparable period in 2015.  Interest income from this portfolio increased $409 thousand from $423 thousand in 2015 to $832 thousand in 2016, reflecting the target rate increase that took effect in December.

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

Index
Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $8.1 million to $3.79 billion for the second quarter of 2016 versus the second quarter in the prior year, and the average rate paid decreased from 0.40% for 2015 to 0.38% for 2016.  Total interest expense on these deposits decreased $110 thousand to $3.6 million in the second quarter of 2016 compared to the year earlier period.  From the second quarter of 2015 to the second quarter of 2016, interest bearing demand account average balances were up 7.5%, certificates of deposit average balances were down 1.1%, non-interest demand average balances were up 7.5% and average savings balances increased 1.9%.  Money market balances were down 8.7%.   The Company has not utilized brokered deposits as a funding source, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

At June 30, 2016, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,024,430
1 to 2 years	104,028
2 to 3 years	37,346
3 to 4 years	10,126
4 to 5 years	2,437
Over 5 years	200
$1,178,567

Average short-term borrowings for the quarter were $181.2 million in 2016 compared to $182.8 million in 2015.  The average rate decreased during this time period from 0.66% in 2015 to 0.58% in 2016.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $621 thousand to $36.3 million in the second quarter of 2016 compared to the same period in 2015.  The net interest spread was up 2 basis points to 3.03% in the second quarter of 2016 compared to the year ago period. As previously noted, the net interest margin was up 2 basis points to 3.09% for the second quarter of 2016 compared to the same period in 2015.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2016:

Nonperforming loans and foreclosed real estate: Total NPLs were $28.2 million at June 30, 2016, compared to $28.3 million at December 31, 2015 and $32.5 million at June 30, 2015.  There were $28.2 million of non-accrual loans at June 30, 2016 compared to $28.2 million at December 31, 2015 and $32.4 million at June 30, 2015.  There were no loans at June 30, 2016 and 2015 and December 31, 2015 that were past due 90 days or more and still accruing interest.

Index
At June 30, 2016, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $28.2 million at June 30, 2016, $25.5 million were residential real estate loans, $2.7 million were commercial mortgages and $49 thousand were installment loans, compared to $25.1 million, $3.0 million and $98 thousand, respectively at December 31, 2015.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Annualized net chargeoffs were 0.13% of average residential real estate loans (including home equity lines of credit) for the second quarter of 2016 compared to 0.15% for the second quarter of 2015.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At June 30, 2016, 79.6% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 20.4% were in Florida.  Those figures compare to 80.5% and 19.5%, respectively at December 31, 2015.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 6.8% and 2.1%, respectively, as of June 30, 2016.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Reflecting that, nonperforming loans (NPLs as a percentage of the portfolio) had generally been more heavily weighted towards Florida in recent years.  However, as of June 30, 2016, NPLs were roughly in line with regional outstandings, as 6.7% of nonperforming loans were to Florida borrowers, compared to 93.3% in New York and surrounding areas.  The level of Florida based NPLs was 6.5% of total NPLs as of December 31, 2015.  For the three months ended June 30, 2016, New York and surrounding areas experienced net charge-offs of approximately $1.1 million, compared to $17 thousand in Florida.

Index
Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2016, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $3.0 million of commercial mortgages and commercial loans classified as impaired as of June 30, 2016, compared to $3.3 million at December 31, 2015.  There were $22.2 million of impaired residential loans at June 30, 2016 and $22.6 million at December 31, 2015.  The average balances of all impaired loans were $24.8 million during the second three months of 2016 and $26.6 million for the full year 2015.

As of June 30, 2016 and December 31, 2015, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At June 30, 2016 there was $4.6 million of foreclosed real estate compared to $6.5 million at December 31, 2015.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of June 30, 2016		As of December 31, 2015
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,922	5.57%	$4,347	5.85%
Real estate - construction	304	0.68%	365	0.81%
Real estate mortgage - 1 to 4 family	32,290	82.96%	33,167	82.14%
Home equity lines of credit	6,119	10.53%	6,365	10.91%
Installment Loans	429	0.25%	518	0.29%
	$44,064	100.00%	$44,762	100.00%

At June 30, 2016, the allowance for loan losses was $44.1 million, compared to $45.6 million at June 30, 2015 and $44.8 million at December 31, 2015.  The allowance represents 1.32% of the loan portfolio as of June 30, 2016 compared to 1.41% at June 30, 2015 and 1.36% at December 31, 2015.

The provision for loan losses was $800 thousand for the quarter ended June 30, 2016 and 2015.  Net chargeoffs for the three-month period ended June 30, 2016 and 2015 were $1.1 million.

During the second quarter of 2016, there were $68 thousand of gross commercial loan chargeoffs and $1.2 million of gross residential mortgage and consumer loan chargeoffs as compared with $50 thousand of gross commercial loan charge-offs and $1.3 million of residential mortgage and consumer loan chargeoffs in the second quarter of 2015.  Gross recoveries during the second quarter of 2016 were $1 thousand for commercial loans and $133 thousand for residential mortgage and consumer loans, compared to $1 thousand for commercial loans and $144 thousand for residential and consumer in the second quarter of 2015.

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

Using this model, the fair value of capital projections as of June 30, 2016 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2016. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Index
As of June 30, 2016	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.52%
+300 BP	20.87
+200 BP	22.19
+100 BP	23.23
Current rates	21.14
-100 BP	21.92

Noninterest Income
Total noninterest income for the second quarter of 2016 was $5.2 million, compared to $4.5 million in the prior year period.  The increase of $745 thousand was primarily due to securities gains of $668 thousand in the second quarter of 2016, compared to none in the year-ago period.  For the six months ended June 30, 2016 and 2015 total noninterest income was $9.8 million and $9.1 million, respectively.  The increase was primarily due to a $419 thousand increase in securities gains.

Trustco Financial Services income increased $34 thousand to $1.5 million for the second quarter of 2016 compared to the second quarter of 2015.  The fair value of assets under management were $851 million at June 30, 2016 compared to $842 million at December 31, 2015 and $938 million at June 30, 2015.  The fluctuation in assets was due to market value changes and net account acquisitions/closures.  For both the six months ended June 30 2016 and 2015, Financial Services income was $3.1 million.

The total of fees for other services to customers plus other income was $3.0 million in the second quarter of 2016, up $289 thousand.

Noninterest Expenses
Total noninterest expenses were $24.0 million for the three months ended June 30, 2016, compared to $22.1 million for the three months ended June 30, 2015.  The largest causes of the increase in expenses were a $932 thousand increase in FDIC and other insurance expenses, a $770 thousand increase in salaries and benefits and a $222 thousand increase in ORE expense, net.  The increase in salaries and benefits was primarily due to the increase in full time equivalent headcount from 760 as of June 30, 2015, to 801 as of June 30, 2016.  Professional services expenses were up a modest $32 thousand for the period, however that remains elevated due in large part to legal and consulting fees related to the Formal Agreement with the OCC.  The only significant decreases was a decline of $163 thousand in advertising expense.

Total noninterest expenses were $47.4 million for the six months ended June 30, 2016, compared to $44.0 million for the six months ended June 30, 2015.  The largest causes of the increase in expenses was a $1.9 million increase in FDIC and other insurance expenses, a $1.3 million increase in salaries and benefits and a $671 thousand increase in professional services costs.  The increase in salaries and benefits was primarily due to the noted increase in full time equivalent headcount.  The only significant decreases was a decline of $391 thousand in equipment expense.

Index
Income Taxes
In the second quarter of 2016, TrustCo recognized income tax expense of $6.3 million, compared to $6.5 million for the second quarter of 2015.  The effective tax rates were 37.4% and 37.6% for the second quarters of 2016 and 2015, respectively.  For the first six months of 2016, the effective tax rate was 37.2%, compared to 37.5% in the year earlier period, reflecting lower pretax income.

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

Total shareholders’ equity at June 30, 2016 was $430.3 million, compared to $402.5 million at June 30, 2015. TrustCo declared a dividend of $0.065625 per share in the second quarter of 2016.  This results in a dividend payout ratio of 59.89% based on second quarter 2016 earnings of $10.5 million.

Index
The Bank reported the following capital ratios as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	As of June 30, 2016		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage capital	$414,803	8.65%	5.00%	4.000%
Common equity tier 1 capital	414,803	17.32	6.50	5.125
Tier 1 risk-based capital	414,803	17.32	8.00	6.625
Total risk-based capital	444,920	18.58	10.00	8.625

(dollars in thousands)	As of December 31, 2015		Well	Adequately
	Amount	Ratio	Capitalized*	Capitalized*

Tier 1 (core) capital	$405,506	8.60%	5.000%	4.000%
Common equity tier 1 capital	405,506	17.21	6.500	4.500
Tier 1 risk-based capital	405,506	17.21	8.000	6.000
Total risk-based capital	435,149	18.47	10.000	8.000

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The June 30, 2016 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 0.625 percent

The following is a summary of actual capital amounts and ratios as of June 30, 2016 and December 31, 2015 for TrustCo on a consolidated basis:

(dollars in thousands)	As of June 30, 2016
	Amount	Ratio

Tier 1 leverage capital	$427,318	8.91%
Common equity tier 1 capital	427,318	17.83
Tier 1 risk-based capital	427,318	17.83
Total risk-based capital	457,447	19.09

(dollars in thousands)	As of December 31, 2015
	Amount	Ratio

Leverage capital	$417,538	8.85%
Common equity tier 1 capital	417,538	17.71
Tier 1 risk-based capital	417,538	17.71
Total risk-based capital	447,193	18.97

In addition, at June 30, 2016, the consolidated equity to total assets ratio was 8.91%, compared to 8.73% at December 31, 2015 and 8.49% at June 30, 2015.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company and the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019.  The Basel III capital rules will require the Company and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%. Accordingly, the required minimum conservation buffer will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.  The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.  Prior to January 1, 2015, the Company had not been subject to express regulatory capital requirements.  The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes as of June 30, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject, including the currently applicable capital conservation buffer of 0.625%.

Index
Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  Adequately capitalized institutions must obtain prior regulatory approval to accept brokered deposits.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  If an institution is classified as undercapitalized, it is required to submit a capital restoration plan to its federal banking regulators and is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the institution.  Furthermore, if an institution is classified as undercapitalized, the federal banking regulators may take certain actions to correct the capital position of the institution; if it is classified as significantly undercapitalized or critically undercapitalized, the federal banking regulators would be required to take one or more prompt corrective actions.  These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers.  If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determines that other action would better achieve the purposes of the prompt corrective action regime.  Any of the foregoing regulatory actions could have a direct material effect on an institution’s or its holding company’s financial statements.  The Bank’s capital ratios exceed the levels necessary to meet the definition of “well capitalized” for regulatory purposes as of June 30, 2016.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $0.7 million in 2016 and ($3.5) million in 2015.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended June 30, 2016			Three months ended June 30, 2015
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change
Assets

Securities available for sale:
U. S. government sponsored enterprises	$107,190	404	1.51%	$114,279	366	1.28%	$38	(125)	163
Mortgage backed securities and collateralized mortgage obligations-residential	445,162	2,169	1.95%	441,754	2,276	2.06%	(107)	109	(216)
State and political subdivisions	955	19	7.96%	1,939	36	7.36%	(17)	(35)	18
Corporate bonds	-	-	-%	956	-	-%	-	-	-
Small Business Administration-guaranteed participation securities	87,801	450	2.05%	98,894	503	2.03%	(53)	(85)	32
Mortgage backed securities and collateralized mortgage obligations-commercial	10,321	38	1.47	10,600	38	1.41	-	(5)	5
Other	677	4	2.36%	685	4	2.34%	-	-	-

Total securities available for sale	652,106	3,084	1.89%	669,107	3,223	1.93%	(139)	(141)	2

Federal funds sold and other short-term Investments	668,395	832	0.50%	683,110	423	0.25%	409	(9)	418

Held to maturity securities:
Corporate bonds	9,981	154	6.17%	9,965	154	6.17%	-	-	-
Mortgage backed securities and collateralized mortgage obligations-residential	42,188	374	3.55%	55,509	480	3.46%	(106)	(186)	80

Total held to maturity securities	52,169	528	4.05%	65,474	634	3.87%	(106)	(186)	80

Federal Reserve Bank and Federal Home Loan Bank stock	9,576	118	4.93%	9,466	118	4.99%	-	-	-

Commercial loans	198,938	2,563	5.15%	210,424	2,710	5.15%	(147)	(147)	-
Residential mortgage loans	2,759,024	29,725	4.31%	2,648,320	29,371	4.44%	354	4,257	(3,903)
Home equity lines of credit	354,897	3,179	3.58%	354,053	3,092	3.50%	87	8	79
Installment loans	8,316	191	9.19%	8,226	176	8.60%	15	16	(1)

Loans, net of unearned income	3,321,175	35,658	4.29%	3,221,023	35,349	4.39%	309	4,134	(3,825)

Total interest earning assets	4,703,421	40,220	3.42%	4,648,180	39,747	3.42%	473	3,799	(3,326)

Allowance for loan losses	(44,754)			(46,190)
Cash & non-interest earning assets	136,724			137,329

Total assets	$4,795,391			$4,739,319

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$759,546	116	0.06%	$706,767	111	0.06%	5	5	-
Money market accounts	580,100	467	0.32%	635,347	547	0.35%	(80)	(40)	(40)
Savings	1,273,575	604	0.19%	1,249,865	599	0.19%	5	5	-
Time deposits	1,177,084	2,460	0.84%	1,190,234	2,500	0.84%	(40)	(40)	-

Total interest bearing deposits	3,790,305	3,647	0.38%	3,782,213	3,757	0.40%	(110)	(70)	(40)
Short-term borrowings	181,247	262	0.58%	182,829	300	0.66%	(38)	(3)	(35)

Total interest bearing liabilities	3,971,552	3,909	0.39%	3,965,042	4,057	0.41%	(148)	(73)	(75)

Demand deposits	370,781			344,982
Other liabilities	27,121			25,591
Shareholders' equity	425,937			403,704

Total liabilities and shareholders' equity	$4,795,391			$4,739,319

Net interest income , tax equivalent		36,311			35,690		$621	3,871	(3,250)

Net interest spread			3.03%			3.01%

Net interest margin (net interest income
to total interest earning assets)			3.09%			3.07%

Tax equivalent adjustment		(12)			(19)

Net interest income		36,299			35,671

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($0.5) million in 2016 and  ($3.1) million in 2015.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended June 30, 2016			Six months ended June 30, 2015
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$91,111	659	1.45%	$96,172	578	1.20%	$81	(81)	162
Mortgage backed securities and collateralized mortgage obligations-residential	428,831	4,285	2.00%	459,980	4,669	2.03%	(384)	(315)	(69)
State and political subdivisions	1,034	41	7.93%	2,015	74	7.31%	(33)	(49)	16
Corporate bonds	-	-	-%	1,226	1	0.16%	(1)	(1)	(1)
Small Business Administration-guaranteed participation securities	89,206	926	2.08%	100,270	1,025	2.05%	(99)	(141)	42
Mortgage backed securities and collateralized mortgage obligations-commercial	10,357	74	1.43%	10,635	75	1.41%	(1)	(3)	2
Other	682	8	2.35%	685	8	2.34%	-	-	-

Total securities available for sale	621,221	5,993	1.93%	670,983	6,430	1.92%	(437)	(590)	153

Federal funds sold and other short-term Investments	671,990	1,677	0.50%	668,269	823	0.25%	854	5	849

Held to maturity securities:
Corporate bonds	9,979	308	6.17%	9,964	308	6.17%	-	-	-
Mortgage backed securities and collateralized mortgage obligations-residential	43,650	775	3.55%	57,419	958	3.34%	(183)	(336)	153

Total held to maturity securities	53,629	1,083	4.04%	67,383	1,266	3.76%	(183)	(336)	153

Federal Reserve Bank and Federal Home Loan Bank stock	9,527	238	5.00%	9,348	234	5.01%	4	4	(0)

Commercial loans	200,152	5,180	5.18%	214,713	5,506	5.13%	(326)	(473)	147
Residential mortgage loans	2,742,918	59,348	4.33%	2,621,417	58,329	4.46%	1,019	4,810	(3,791)
Home equity lines of credit	356,857	6,358	3.56%	353,161	6,153	3.51%	205	410	(205)
Installment loans	8,488	383	9.02%	8,011	351	8.84%	32	5	27

Loans, net of unearned income	3,308,415	71,269	4.31%	3,197,302	70,339	4.41%	930	4,752	(3,822)

Total interest earning assets	4,664,782	80,260	3.44%	4,613,285	79,092	3.44%	1,168	3,836	(2,668)

Allowance for loan losses	(45,013)			(46,392)
Cash & non-interest earning assets	136,138			138,319

Total assets	$4,755,907			$4,705,212

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$747,322	230	0.06%	$692,445	216	0.06%	14	14	-
Money market accounts	591,937	962	0.33%	636,596	1,164	0.37%	(202)	(79)	(123)
Savings	1,268,021	1,208	0.19%	1,239,737	1,257	0.20%	(49)	62	(111)
Time deposits	1,155,773	4,833	0.84%	1,185,363	4,934	0.84%	(101)	(101)	-

Total interest bearing deposits	3,763,053	7,233	0.38%	3,754,141	7,571	0.41%	(338)	(104)	(234)
Short-term borrowings	178,683	519	0.58%	187,560	646	0.69%	(127)	(29)	(98)

Total interest bearing liabilities	3,941,736	7,752	0.39%	3,941,701	8,217	0.42%	(465)	(133)	(332)

Demand deposits	364,503			336,741
Other liabilities	27,019			25,817
Shareholders' equity	422,649			400,953

Total liabilities and shareholders' equity	$4,755,907			$4,705,212

Net interest income , tax equivalent		72,508			70,875		$1,633	3,969	(2,336)

Net interest spread			3.05%			3.02%

Net interest margin (net interest income to total interest earning assets)			3.11%			3.08%

Tax equivalent adjustment		(26)			(39)

Net interest income		72,482			70,836

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2015, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended June 30, 2016 and 2015, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2016, the Company had an average balance of Federal Funds sold and other short-term investments of $668.4 million compared to $683.1 million in the second quarter of 2015.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

TrustCo Bank Corp NY

By: /s/ Robert J. McCormick
Robert J. McCormick
President and Chief Executive Officer

By: /s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President
and Chief Financial Officer

Date: August 5, 2016

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