Form 10-Q
period 2016-09-30
TRUSTCO BANK CORP N Y
filed 2016-11-04
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐No

Indicate  by check mark whether the registrant has submitted electronically and  posted  on  its  corporate  Web  site,  if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)  during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2016
$1 Par Value	95,705,176

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest and dividend income:
Interest and fees on loans	$36,171	35,631	107,428	105,957
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	408	584	1,067	1,162
State and political subdivisions	13	23	40	71
Mortgage-backed securities and collateralized mortgage obligations-residential	1,829	2,230	6,114	6,899
Corporate bonds	97	-	97	1
Small Business Administration-guaranteed participation securities	445	497	1,371	1,522
Mortgage-backed securities and collateralized mortgage obligations-commercial	36	37	110	112
Other securities	4	4	12	12
Total interest and dividends on securities available for sale	2,832	3,375	8,811	9,779

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	347	461	1,123	1,419
Corporate bonds	156	153	464	461
Total interest on held to maturity securities	503	614	1,587	1,880

Federal Reserve Bank and Federal Home Loan Bank stock	131	113	369	347
Interest on federal funds sold and other short-term investments	866	408	2,542	1,231
Total interest income	40,503	40,141	120,737	119,194

Interest expense:
Interest on deposits:
Interest-bearing checking	120	117	350	333
Savings	504	603	1,712	1,860
Money market deposit accounts	463	537	1,426	1,701
Time deposits	2,468	2,544	7,301	7,478
Interest on short-term borrowings	281	290	800	936
Total interest expense	3,836	4,091	11,589	12,308

Net interest income	36,667	36,050	109,148	106,886
Provision for loan losses	750	800	2,350	2,400
Net interest income after provision for loan losses	35,917	35,250	106,798	104,486

Noninterest income:
Trustco financial services income	1,347	1,351	4,464	4,482
Fees for services to customers	2,664	2,770	8,062	7,985
Net gain on securities transactions	-	-	668	249
Other	718	244	1,306	726
Total noninterest income	4,729	4,365	14,500	13,442

Noninterest expenses:
Salaries and employee benefits	8,995	7,834	26,932	24,479
Net occupancy expense	3,887	3,929	11,893	11,915
Equipment expense	1,596	1,596	4,950	5,341
Professional services	1,959	2,238	6,203	5,811
Outsourced services	1,465	1,425	4,441	4,275
Advertising expense	489	668	1,788	2,001
FDIC and other insurance	1,127	2,202	5,066	4,284
Other real estate expense, net	895	806	1,837	1,431
Other	2,636	2,766	7,352	7,915
Total noninterest expenses	23,049	23,464	70,462	67,452

Income before taxes	17,597	16,151	50,836	50,476
Income taxes	6,667	5,535	19,033	18,418

Net income	$10,930	10,616	31,803	32,058

Net income per share:
- Basic	$0.114	0.112	0.333	0.337

- Diluted	$0.114	0.111	0.333	0.337

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$10,930	10,616	31,803	32,058

Net unrealized holding (loss) gain on securities available for sale	(125)	7,855	12,475	5,682
Reclassification adjustments for net gain recognized in income	-	-	(668)	(249)
Tax effect	50	(3,142)	(4,723)	(2,171)

Net unrealized (loss) gain on securities available for sale, net of tax	(75)	4,713	7,084	3,262

Amortization of net actuarial (gain) loss	(8)	43	(25)	53
Amortization of prior service cost	22	23	67	68
Tax effect	(6)	(26)	(17)	(48)
Amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans, net of tax	8	40	25	73

Other comprehensive (loss) income, net of tax	(67)	4,753	7,109	3,335
Comprehensive income	$10,863	15,369	38,912	35,393

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$42,296	41,698

Federal funds sold and other short term investments	622,132	676,458
Total cash and cash equivalents	664,428	718,156

Securities available for sale	654,502	601,037

Held to maturity securities (fair value 2016 $50,991; 2015 $59,439)	48,030	56,465

Federal Reserve Bank and Federal Home Loan Bank stock	9,579	9,480

Loans, net of deferred net costs	3,387,631	3,293,304
Less:
Allowance for loan losses	43,950	44,762
Net loans	3,343,681	3,248,542

Bank premises and equipment, net	36,110	37,643
Other assets	56,519	63,669

Total assets	$4,812,849	4,734,992

LIABILITIES:
Deposits:
Demand	$380,090	365,081
Interest-bearing checking	785,118	754,347
Savings accounts	1,277,734	1,262,194
Money market deposit accounts	566,097	610,826
Time deposits	1,159,199	1,107,930
Total deposits	4,168,238	4,100,378

Short-term borrowings	179,204	191,226
Accrued expenses and other liabilities	29,799	30,078

Total liabilities	$4,377,241	4,321,682

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 99,121,082 and 98,973,452 shares issued at September 30, 2016 and December 31, 2015, respectively	99,121	98,973
Surplus	171,093	171,443
Undivided profits	197,013	184,009
Accumulated other comprehensive income (loss), net of tax	2,328	(4,781)
Treasury stock at cost - 3,506,797 and 3,711,228 shares at September 30, 2016 and December 31, 2015, respectively	(33,947)	(36,334)

Total shareholders' equity	435,608	413,310

Total liabilities and shareholders' equity	$4,812,849	4,734,992

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2015	$98,945	172,353	166,745	(4,509)	(40,090)	393,444
Net income	-	-	32,058	-	-	32,058
Other comprehensive income, net of tax	-	-	-	3,335	-	3,335
Cash dividend declared, $.1969 per share	-	-	(18,710)	-	-	(18,710)
Stock options exercised and related tax benefits (19,429 shares)	19	80	-	-	-	99
Purchase of treasury stock (14,881 shares)	-	-	-	-	(99)	(99)
Sale of treasury stock (286,844 shares)	-	(789)	-	-	2,810	2,021
Stock based compensation expense	-	144	-	-	-	144

Ending balance, September 30, 2015	$98,964	171,788	180,093	(1,174)	(37,379)	412,292

Beginning balance, January 1, 2016	$98,973	171,443	184,009	(4,781)	(36,334)	413,310
Net income	-	-	31,803	-	-	31,803
Other comprehensive income, net of tax	-	-	-	7,109	-	7,109
Cash dividend declared, $.1969 per share	-	-	(18,799)	-	-	(18,799)
Stock options exercised and related tax benefits (147,630 shares)	148	612	-	-	-	760
Purchase of treasury stock (111,906 shares)	-	-	-	-	(701)	(701)
Sale of treasury stock (316,337 shares)	-	(1,130)	-	-	3,088	1,958
Stock based compensation expense	-	168	-	-	-	168

Ending balance, September 30, 2016	$99,121	171,093	197,013	2,328	(33,947)	435,608

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$31,803	32,058

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,071	3,469
Net gain on sale of other real estate owned	(281)	(354)
Writedown of other real estate owned	911	781
Provision for loan losses	2,350	2,400
Deferred tax expense	3,899	2,832
Net amortization of securities	3,702	4,134
Stock based compensation expense	168	144
Net gain on sale of bank premises and equipment	(480)	-
Net gain on sales of securities	(668)	(249)
Decrease in taxes receivable	2,320	3,599
(Increase) decrease in interest receivable	(610)	453
Decrease in interest payable	(5)	(40)
Increase in other assets	(4,844)	(3,400)
(Decrease) increase in accrued expenses and other liabilities	(297)	2,713
Total adjustments	9,236	16,482
Net cash provided by operating activities	41,039	48,540

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	205,312	185,159
Proceeds from calls and maturities of held to maturity securities	8,435	10,948
Purchases of securities available for sale	(250,554)	(132,898)
Proceeds from maturities of securities available for sale	550	1,499
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(99)	(252)
Net increase in loans	(101,292)	(132,594)
Proceeds from dispositions of other real estate owned	4,860	5,464
Proceeds from dispositions of bank premises and equipment	674	107
Purchases of bank premises and equipment	(1,732)	(2,517)
Net cash used in investing activities	(133,846)	(65,084)

Cash flows from financing activities:

Net increase in deposits	67,860	64,552
Net decrease in short-term borrowings	(12,022)	(4,711)
Proceeds from exercise of stock options and related tax benefits	760	99
Proceeds from sale of treasury stock	1,958	2,021
Purchases of treasury stock	(701)	(99)
Dividends paid	(18,776)	(18,694)
Net cash provided by financing activities	39,079	43,168
Net increase in cash and cash equivalents	(53,728)	26,624
Cash and cash equivalents at beginning of period	718,156	671,448
Cash and cash equivalents at end of period	$664,428	698,072

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$11,594	12,348
Income taxes paid	16,944	14,859
Other non cash items:
Transfer of loans to other real estate owned	3,803	5,343
Increase in dividends payable	23	16
Change in unrealized gain on securities available for sale-gross of deferred taxes	11,807	5,433
Change in deferred tax effect on unrealized gain on securities available for sale	(4,723)	(2,171)
Amortization of net actuarial loss and prior service credit on pension and postretirement plans	42	121
Change in deferred tax effect of amortization of net actuarial loss and prior service credit	(17)	(48)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months and nine months ended September 30, 2016 is not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2016, the results of operations and cash flows for the three months and nine months ended September 30, 2016 and 2015.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company's 2015 Annual Report on Form 10-K for the year ended December 31, 2015.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three months and nine months ended September 30, 2016 and 2015 is as follows:

(in thousands, except per share data)	For the three months ended September 30:		For the nine months ended September 30:
	2016	2015	2016	2015
Net income	$10,930	10,616	$31,803	32,058
Weighted average common shares	95,603	95,149	95,486	95,051
Stock Options	119	85	86	116
Weighted average common shares including potential dilutive shares	95,722	95,234	95,572	95,167

Basic EPS	$0.114	0.112	$0.333	0.337

Diluted EPS	$0.114	0.111	$0.333	0.337

For the three months and nine months ended September 30, 2016, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.6 million.  For the three and nine months ended September 30, 2015 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.4 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three months and nine months ended September 30, 2016 and 2015 for its pension and other postretirement benefit plans:

	For the three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015

Service cost	$15	15	32	47
Interest cost	343	337	61	72
Expected return on plan assets	(669)	(684)	(180)	(182)
Amortization of net loss (gain)	46	77	(54)	(34)
Amortization of prior service cost	-	-	22	23
Net periodic benefit	$(265)	(255)	(119)	(74)

	For the nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2016	2015	2016	2015

Service cost	$46	45	96	125
Interest cost	1,029	997	184	201
Expected return on plan assets	(1,994)	(2,052)	(540)	(543)
Amortization of net loss (gain)	138	158	(163)	(105)
Amortization of prior service cost	-	-	67	68
Net periodic benefit	$(781)	(852)	(356)	(254)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2016.  As of September 30, 2016, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$116,285	46	4	116,327
State and political subdivisions	953	17	-	970
Corporate bonds	41,127	-	102	41,025
Mortgage backed securities and collateralized mortgage obligations - residential	396,647	4,072	144	400,575
Small Business Administration-guaranteed participation securities	84,268	531	112	84,687
Mortgage backed securities and collateralized mortgage obligations - commercial	10,214	19	-	10,233
Other	650	-	-	650
Total debt securities	650,144	4,685	362	654,467
Equity securities	35	-	-	35
Total securities available for sale	$650,179	4,685	362	654,502

(dollars in thousands)	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$86,899	19	181	86,737
State and political subdivisions	1,270	20	-	1,290
Mortgage backed securities and collateralized mortgage obligations - residential	416,625	430	5,326	411,729
Small Business Administration-guaranteed participation securities	92,620	-	2,204	90,416
Mortgage backed securities and collateralized mortgage obligations - commercial	10,422	-	242	10,180
Other	650	-	-	650
Total debt securities	608,486	469	7,953	601,002
Equity securities	35	-	-	35
Total securities available for sale	$608,521	469	7,953	601,037

Index
The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2016, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,406	1,408
Due in one year through five years	142,461	142,415
Due after five years through ten years	15,139	15,140
Due after ten years	9	9
Mortgage backed securities and collateralized mortgage obligations - residential	396,647	400,575
Small Business Administration-guaranteed participation securities	84,268	84,687
Mortgage backed securities and collateralized mortgage obligations - commercial	10,214	10,233
	$650,144	654,467

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	September 30, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$14,996	4	-	-	14,996	4
Mortgage backed securities and collateralized mortgage obligations - residential	29,252	116	5,138	28	34,390	144
Corporate bonds	41,025	102	-	-	41,025	102
Small Business Administration -guaranteed participation securities	-	-	15,332	112	15,332	112
Total	$85,273	222	20,470	140	105,743	362

Index
(dollars in thousands)	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$41,786	113	9,932	68	51,718	181
Mortgage backed securities and collateralized mortgage obligations - residential	187,605	2,147	167,549	3,179	355,153	5,326
Small Business Administration-guaranteed participation securities	7,529	111	82,888	2,093	90,417	2,204
Mortgage backed securities and collateralized mortgage obligations - commercial	5,553	130	4,627	112	10,180	242
Total	$242,473	2,501	264,996	5,452	507,468	7,953

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months and nine months ended September 30, 2016 and 2015 are as follows:

(dollars in thousands)	Three months ended September 30,
	2016	2015

Proceeds from sales	$-	-
Proceeds from calls	70,762	106,555
Gross realized gains	-	-
Gross realized losses	-	-

(dollars in thousands)	Nine months ended September 30,
	2016	2015

Proceeds from sales	$44,829	22,945
Proceeds from calls	160,483	162,214
Gross realized gains	668	249
Gross realized losses	-	-

For the nine months ended September 30, 2016, income tax expense recognized on net gains on sales of securities available for sale was approximately $267 thousand.  For the nine months ended September 30, 2015, income tax expense recognized on net gains on sales of securities available for sale was approximately $100 thousand.  There were no sales of securities available for sale during the three months ended September 30, 2016 and 2015.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	September 30, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$38,044	2,547	-	40,591
Corporate bonds	9,986	414	-	10,400
Total held to maturity	$48,030	2,961	-	50,991

(dollars in thousands)	December 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$46,490	2,308	-	48,798
Corporate bonds	9,975	666	-	10,641
Total held to maturity	$56,465	2,974	-	59,439

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2016, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year through five years	$9,986	10,400
Mortgage backed securities and collateralized mortgage obligations - residential	38,044	40,591
	$48,030	50,991

There were no held to maturity securities in an unrecognized loss position as of September 30, 2016 or December 31, 2015.

There were no sales or transfers of held to maturity securities during the three months and nine months ended September 30, 2016 and 2015.

(c) Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are evaluated for OTTI under ASC 320 “Investments – Debt and Equity Securities.”

Index
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

As of September 30, 2016, the Company’s security portfolio included certain securities which were in an unrealized loss position.  The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2016
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$154,747	12,505	167,252
Other	22,543	-	22,543
Real estate mortgage - 1 to 4 family:
First mortgages	2,138,783	636,753	2,775,536
Home equity loans	59,512	10,828	70,340
Home equity lines of credit	293,459	49,986	343,445
Installment	6,849	1,666	8,515
Total loans, net	$2,675,893	711,738	3,387,631
Less: Allowance for loan losses			43,950
Net loans			$3,343,681

	December 31, 2015
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$160,965	14,908	175,873
Other	27,449	93	27,542
Real estate mortgage - 1 to 4 family:
First mortgages	2,093,957	566,715	2,660,672
Home equity loans	52,251	8,250	60,501
Home equity lines of credit	308,165	51,160	359,325
Installment	8,000	1,391	9,391
Total loans, net	$2,650,787	642,517	3,293,304
Less: Allowance for loan losses			44,762
Net loans			$3,248,542

*Includes New York, New Jersey, Vermont and Massachusetts

At September 30, 2016 and December 31, 2015, the Company had approximately $23.5 million and $26.6 million of real estate construction loans, respectively.  Of the $23.5 million in real estate construction loans at September 30, 2016, approximately $14.0 million are secured by second mortgages to residential borrowers while approximately $9.5 million were to commercial borrowers for residential construction projects. Of the $26.6 million in real estate construction loans at December 31, 2015, approximately $16.0 million are secured by second mortgages to residential borrowers while approximately $10.6 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following table presents the recorded investment in non-accrual loans by loan class:

	September 30, 2016
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$2,366	-	2,366
Real estate mortgage - 1 to 4 family:
First mortgages	18,361	1,503	19,864
Home equity loans	94	45	139
Home equity lines of credit	3,223	296	3,519
Installment	70	-	70
Total non-accrual loans	24,114	1,844	25,958
Restructured real estate mortgages - 1 to 4 family	44	-	44
Total nonperforming loans	$24,158	1,844	26,002

	December 31, 2015
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$3,024	-	3,024
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,488	1,488	20,976
Home equity loans	212	-	212
Home equity lines of credit	3,573	329	3,902
Installment	90	8	98
Total non-accrual loans	26,387	1,825	28,212
Restructured real estate mortgages - 1 to 4 family	48	-	48
Total nonperforming loans	$26,435	1,825	28,260

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2016 and December 31, 2015, other estate owned included $4.1 million and $5.4 million of residential foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $12.8 million and $13.2 million as of September 30, 2016 and December 31, 2015, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of September 30, 2016 and December 31, 2015:

New York and other states:
	September 30, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$301	-	2,323	2,624	152,123	154,747
Other	-	-	-	-	22,543	22,543
Real estate mortgage - 1 to 4 family:
First mortgages	3,415	2,243	10,629	16,287	2,122,496	2,138,783
Home equity loans	71	30	42	143	59,369	59,512
Home equity lines of credit	672	182	1,476	2,330	291,129	293,459
Installment	18	10	48	76	6,773	6,849
Total	$4,477	2,465	14,518	21,460	2,654,433	2,675,893

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	12,505	12,505
Other	-	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	608	-	1,085	1,693	635,060	636,753
Home equity loans	-	-	-	-	10,828	10,828
Home equity lines of credit	50	-	180	230	49,756	49,986
Installment	25	1	-	26	1,640	1,666
Total	$683	1	1,265	1,949	709,789	711,738

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$301	-	2,323	2,624	164,628	167,252
Other	-	-	-	-	22,543	22,543
Real estate mortgage - 1 to 4 family:
First mortgages	4,023	2,243	11,714	17,980	2,757,556	2,775,536
Home equity loans	71	30	42	143	70,197	70,340
Home equity lines of credit	722	182	1,656	2,560	340,885	343,445
Installment	43	11	48	102	8,413	8,515
Total	$5,160	2,466	15,783	23,409	3,364,222	3,387,631

Index
New York and other states:
	December 31, 2015
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	2,340	2,340	158,625	160,965
Other	-	-	-	-	27,449	27,449
Real estate mortgage - 1 to 4 family:
First mortgages	4,321	2,037	12,529	18,887	2,075,070	2,093,957
Home equity loans	43	-	149	192	52,059	52,251
Home equity lines of credit	572	204	1,418	2,194	305,971	308,165
Installment	34	19	88	141	7,859	8,000
Total	$4,970	2,260	16,524	23,754	2,627,033	2,650,787

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$10	-	-	10	14,898	14,908
Other	-	-	-	-	93	93
Real estate mortgage - 1 to 4 family:
First mortgages	665	271	851	1,787	564,928	566,715
Home equity loans	-	-	-	-	8,250	8,250
Home equity lines of credit	159	-	240	399	50,761	51,160
Installment	1	21	-	22	1,369	1,391
Total	$835	292	1,091	2,218	640,299	642,517

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$10	-	2,340	2,350	173,523	175,873
Other	-	-	-	-	27,542	27,542
Real estate mortgage - 1 to 4 family:
First mortgages	4,986	2,308	13,380	20,674	2,639,998	2,660,672
Home equity loans	43	-	149	192	60,309	60,501
Home equity lines of credit	731	204	1,658	2,593	356,732	359,325
Installment	35	40	88	163	9,228	9,391
Total	$5,805	2,552	17,615	25,972	3,267,332	3,293,304

At September 30, 2016 and December 31, 2015, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended September 30, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$5,046	38,589	429	44,064
Loans charged off:
New York and other states*	356	549	57	962
Florida	-	2	3	5
Total loan chargeoffs	356	551	60	967

Recoveries of loans previously charged off:
New York and other states*	3	78	20	101
Florida	-	2	-	2
Total recoveries	3	80	20	103
Net loans charged off	353	471	40	864
Provision for loan losses	505	(51)	296	750
Balance at end of period	$5,198	38,067	685	43,950

(dollars in thousands)	For the three months ended September 30, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,022	41,087	462	45,571
Loans charged off:
New York and other states*	3	1,300	50	1,353
Florida	-	35	4	39
Total loan chargeoffs	3	1,335	54	1,392

Recoveries of loans previously charged off:
New York and other states*	-	141	24	165
Florida	3	2	-	5
Total recoveries	3	143	24	170
Net loans charged off	-	1,192	30	1,222
Provision (credit) for loan losses	34	752	14	800
Balance at end of period	$4,056	40,647	446	45,149

Index
(dollars in thousands)	For the nine months ended September 30, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,491	39,753	518	44,762
Loans charged off:
New York and other states*	688	2,528	230	3,446
Florida	-	103	20	123
Total loan chargeoffs	688	2,631	250	3,569

Recoveries of loans previously charged off:
New York and other states*	44	313	46	403
Florida	-	4	-	4
Total recoveries	44	317	46	407
Net loans charged off	644	2,314	204	3,162
Provision for loan losses	1,351	628	371	2,350
Balance at end of period	$5,198	38,067	685	43,950

(dollars in thousands)	For the nine months ended September 30, 2015
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,071	42,088	168	46,327
Loans charged off:
New York and other states*	103	3,480	126	3,709
Florida	-	313	4	317
Total loan chargeoffs	103	3,793	130	4,026

Recoveries of loans previously charged off:
New York and other states*	16	384	39	439
Florida	5	4	-	9
Total recoveries	21	388	39	448
Net loans charged off	82	3,405	91	3,578
Provision for loan losses	67	1,964	369	2,400
Balance at end of period	$4,056	40,647	446	45,149

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	5,198	38,067	685	43,950

Total ending allowance balance	$5,198	38,067	685	43,950

Loans:
Individually evaluated for impairment	$2,638	22,190	-	24,828
Collectively evaluated for impairment	187,157	3,167,131	8,515	3,362,803

Total ending loans balance	$189,795	3,189,321	8,515	3,387,631

	December 31, 2015
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,491	39,753	518	44,762

Total ending allowance balance	$4,491	39,753	518	44,762

Loans:
Individually evaluated for impairment	$3,306	22,575	-	25,881
Collectively evaluated for impairment	200,109	3,057,923	9,391	3,267,423

Total ending loans balance	$203,415	3,080,498	9,391	3,293,304

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at September 30, 2016 and December 31, 2015 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of September 30, 2016 and December 31, 2015:

New York and other states:
	September 30, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,638	4,016	-	2,764
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,391	18,135	-	16,641
Home equity loans	276	312	-	248
Home equity lines of credit	1,945	2,108	-	1,800

Total	$22,250	24,571	-	21,453

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,913	2,004	-	1,742
Home equity loans	96	96	-	76
Home equity lines of credit	569	641	-	600

Total	$2,578	2,741	-	2,418

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,638	4,016	-	2,764
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,304	20,139	-	18,383
Home equity loans	372	408	-	324
Home equity lines of credit	2,514	2,749	-	2,400

Total	$24,828	27,312	-	23,871

Index
New York and other states:
	December 31, 2015
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,306	3,996	-	3,608
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,460	18,602	-	18,127
Home equity loans	359	417	-	382
Home equity lines of credit	2,306	2,569	-	2,238

Total	$23,431	25,584	-	24,355

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,760	1,852	-	1,489
Home equity loans	53	53	-	54
Home equity lines of credit	637	720	-	654

Total	$2,450	2,625	-	2,197

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,306	3,996	-	3,608
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,220	20,454	-	19,616
Home equity loans	412	470	-	436
Home equity lines of credit	2,943	3,289	-	2,892

Total	$25,881	28,209	-	26,552

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three months and nine months ended September 30, 2016 and 2015.

Index
As of September 30, 2016 and December 31, 2015 impaired loans included approximately $11.4 million and $10.6 million of 1 to 4 family residential real estate loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of September 30, 2016 and December 31, 2015, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 9/30/2016			Three months ended 9/30/2015
New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Real estate mortgage - 1 to 4 family:
First mortgages	7	$655	$655	8	$1,055	$1,055
Home equity loans	1	44	44	-	-	-
Home equity lines of credit	2	183	183	3	115	115

Total	10	$882	$882	11	$1,170	$1,170

Florida:
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	$-	4	$524	$524
Home equity lines of credit	-	-	-	2	57	57

Total	-	$-	$-	6	$581	$581

	Nine months ended 9/30/2016			Nine months ended 9/30/2015
New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Real estate mortgage - 1 to 4 family:
First mortgages	27	$2,383	2,383	28	$4,042	4,042
Home equity loans	1	44	44	1	139	139
Home equity lines of credit	10	316	316	5	159	159

Total	38	$2,743	$2,743	34	$4,340	$4,340

Florida:
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	2	$408	$408	5	$681	$681
Home equity loans	1	45	45	-	-	-
Home equity lines of credit	1	6	6	4	107	107

Total	4	$459	$459	9	$788	$788

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

The following table presents, by class, TDR’s that defaulted during the three months and nine months ended September 30, 2016 and 2015 which had been modified within the last twelve months:

	Three months ended 9/30/2016		Three months ended 9/30/2015
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	1	$121

Total	-	$-	1	$121

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	$-

Total	-	$-	-	$-

	Nine months ended 9/30/2016		Nine months ended 9/30/2015
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$107	1	$121

Total	1	$107	1	$121

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
Home equity lines of credit	1	$46	1	$50

Total	1	$46	1	$50

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

Index
As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2016
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$143,529	11,218	154,747
Other	21,372	1,171	22,543

	$164,901	12,389	177,290

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$12,505	-	12,505
Other	-	-	-

	$12,505	-	12,505

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$156,034	11,218	167,252
Other	21,372	1,171	22,543

	$177,406	12,389	189,795

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

Included in classified loans in the above tables are impaired loans of $2.4 million and $3.0 million at September 30, 2016 and December 31, 2015, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of September 30, 2016 and December 31, 2015 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of September 30, 2016 and December 31, 2015 is presented in the non-accrual loans table.

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$116,327	$-	$116,327	$-
State and political subdivisions	970	-	970	-
Corporate bonds	41,025	-	41,025	-
Mortgage backed securities and collateralized mortgage obligations - residential	400,575	-	400,575	-
Small Business Administration- guaranteed participation securities	84,687	-	84,687	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,233	-	10,233	-
Other securities	685	35	650	-
Total securities available for sale	$654,502	$35	$654,467	$-

	Fair Value Measurements at December 31, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$86,737	$-	$86,737	$-
State and political subdivisions	1,290	-	1,290	-
Mortgage backed securities and collateralized mortgage obligations - residential	411,729	-	411,729	-
Small Business Administration- guaranteed participation securities	90,416	-	90,416	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,180	-	10,180	-
Other securities	685	35	650	-
Total securities available for sale	$601,037	$35	$601,002	$-

Index
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2016 and 2015.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$4,768	$-	$-	$4,768	Sales comparison approach	Adjustments for differences between comparable sales	1% - 12% (7%)
Impaired loans:
Commercial real estate	1,290	-	-	1,290	Sales comparison approach	Adjustments for differences between comparable sales	0% - 35% (26%)

Real estate mortgage - 1 to 4 family	107	-	-	107	Sales comparison approach	Adjustments for differences between comparable sales	1% - 8% (5%)

	Fair Value Measurements at December 31, 2015 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$6,455	$-	$-	$6,455	Sales comparison approach	Adjustments for differences between comparable sales	1% - 10% (4%)
Impaired loans:
Commercial real estate	878	-	-	878	Sales comparison approach	Adjustments for differences between comparable sales	3% - 22% (11%)

Real estate mortgage - 1 to 4 family	3,109	-	-	3,109	Sales comparison approach	Adjustments for differences between comparable sales	0% - 9% (4%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $4.8 million at September 30, 2016 and consisted of approximately $700 thousand of commercial real estate and $4.1 million of residential real estate properties. Valuation charges of $305 thousand and $911 thousand are included in earnings for the three months and nine months ended September 30, 2016, respectively.

Of the total impaired loans of $24.8 million at September 30, 2016, $1.4 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2016.  Gross charge offs related to commercial impaired loans included in the table above were $406 thousand for the three months and nine months ended September 30, 2016 while gross charge offs related to residential impaired loans included in the table above amounted to $0 and $4 thousand for the three months and nine months ended September 30, 2016, respectively.

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

Index
In accordance with ASC 825, the carrying amounts and estimated fair values of financial instruments, at September 30, 2016 and December 31, 2015 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at September 30, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$664,428	664,428	-	-	664,428
Securities available for sale	654,502	35	654,467	-	654,502
Held to maturity securities	48,030	-	50,991	-	50,991
Federal Reserve Bank and Federal
Home Loan Bank stock	9,579	N/A	N/A	N/A	N/A
Net loans	3,343,681	-	-	3,414,401	3,414,401
Accrued interest receivable	10,872	25	2,695	8,152	10,872
Financial liabilities:
Demand deposits	380,090	380,090	-	-	380,090
Interest bearing deposits	3,788,148	2,628,949	1,160,918	-	3,789,867
Short-term borrowings	179,204	-	179,204	-	179,204
Accrued interest payable	496	72	424	-	496

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2015 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$718,156	718,156	-	-	718,156
Securities available for sale	601,037	35	601,002	-	601,037
Held to maturity securities	56,465	-	59,439	-	59,439
Federal Reserve Bank and Federal
Home Loan Bank stock	9,480	N/A	N/A	N/A	N/A
Net loans	3,248,542	-	-	3,279,167	3,279,167
Accrued interest receivable	10,262	80	2,370	7,812	10,262
Financial liabilities:
Demand deposits	365,081	365,081	-	-	365,081
Interest bearing deposits	3,735,297	2,627,367	1,111,240	-	3,738,607
Short-term borrowings	191,226	-	191,226	-	191,226
Accrued interest payable	501	74	427	-	501

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

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 9/30/16
(dollars in thousands)	Balance at 7/1/2016	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/16	Balance at 9/30/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$2,667	(75)	-	(75)	2,592
Net change in net actuarial loss (gain) and prior service cost on pension and postretirement benefit plans, net of tax	(272)	-	8	8	(264)

Accumulated other comprehensive income (loss), net of tax	2,395	(75)	8	(67)	2,328

	Three months ended 9/30/2015
(dollars in thousands)	Balance at 7/1/2015	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/15	Balance at 9/30/2015

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(5,144)	4,713	-	4,713	(431)
Net change in net actuarial loss (gain) and prior service cost on pension and postretirement benefit plans, net of tax	(783)	-	40	40	(743)

Accumulated other comprehensive income (loss), net of tax	(5,927)	4,713	40	4,753	(1,174)

	Nine months ended 9/30/16
(dollars in thousands)	Balance at 1/1/2016	Other Comprehensive Loss- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income (loss)- Six months ended 9/30/16	Balance at 9/30/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(4,492)	7,484	(401)	7,084	2,592
Net change in net actuarial loss (gain) and prior service cost on pension and postretirement benefit plans, net of tax	(289)	-	25	25	(264)

Accumulated other comprehensive income (loss), net of tax	(4,781)	7,484	(376)	7,109	2,328

	Nine months ended 9/30/15
(dollars in thousands)	Balance at 1/1/2015	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Six months ended 9/30/15	Balance at 9/30/2015

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(3,693)	3,411	(149)	3,262	(431)
Net change in net actuarial loss (gain) and prior service cost on pension and postretirement benefit plans, net of tax	(816)	-	73	73	(743)

Accumulated other comprehensive income (loss), net of tax	(4,509)	3,411	(76)	3,335	(1,174)

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months and nine months ended September 30, 2016 and 2015:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	Affected Line Item in Statements
Net unrealized holding gains (losses) on securities available for sale

Realized gain on securities transactions	$-	-	$668	249	Net gain on securities transactions
Income tax expense	-	-	(267)	(100)	Income taxes
Net of tax	-	-	401	149

Amortization of pension and postretirement benefit items

Amortization of net actuarial loss	8	(43)	25	(53)	Salaries and employee benefits
Amortization of prior service credit	(22)	(23)	(67)	(68)	Salaries and employee benefits
Income tax benefit	6	26	17	48	Income taxes
Net of tax	(8)	(40)	(25)	(73)

Total reclassifications, net of tax	$(8)	(40)	$376	76

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

Index

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and the related changes in shareholders’ equity and cash flows for the nine-month period ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company's management.

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
November 4, 2016

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

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2015, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

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

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2016 and 2015.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three and nine month periods ended September 30, 2016, with comparisons to the corresponding periods in 2015, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2015 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 4, 2016, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Index
Equity markets ended the third quarter up, with most of the gain coming early in the quarter.  Volatility was relatively subdued for most of the quarter but increased somewhat over the last month.  For the full third quarter, the S&P 500 Index was up 3.3% and the Dow Jones Industrial Average was up 2.1%.  Credit markets continue to be driven by worldwide economic news and decreasing liquidity in some segments of the bond market.  The shape of the curve continued to flatten during the quarter, with average yields declining for the third quarter as compared to the second quarter.  The 10 year Treasury bond averaged 1.56% during Q3 compared to 1.75% in Q2, a decrease of 19 basis points.  However, the 2 year Treasury bond average rate declined just 4 basis points to 0.77%, resulting in the flattening of the curve.  The spread between the 10 year and the 2 year Treasury bonds decreased from 0.98% on average in Q2 to 0.84% in Q3.  This spread has declined in nine of the last ten quarters, and is significantly less than half the 2.42% level averaged at its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained unchanged at 0.25% to 0.50% during the third quarter of 2016, unchanged since the 25 basis point increase in the fourth quarter of 2015.  Spreads of most asset classes, including agency securities and mortgage-backed securities, increased slightly compared to recent quarters.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of any actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate, although, as noted, spreads did increase marginally in the third quarter.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q1/15	Beg of Q1	0.02	0.66	1.61	2.12	1.46
	Peak	0.05	0.73	1.70	2.24	1.51
	Trough	0.01	0.44	1.18	1.68	1.19
	End of Q1	0.03	0.56	1.37	1.94	1.38
	Average in Q1	0.02	0.60	1.46	1.97	1.36

Q2/15	Beg of Q2	0.03	0.55	1.32	1.87	1.32
	Peak	0.03	0.75	1.80	2.50	1.77
	Trough	0.01	0.49	1.26	1.85	1.32
	End of Q2	0.01	0.64	1.63	2.35	1.71
	Average in Q2	0.02	0.61	1.53	2.16	1.55

Q3/15	Beg of Q3	0.01	0.69	1.70	2.43	1.74
	Peak	0.12	0.82	1.72	2.44	1.77
	Trough	0.00	0.55	1.37	2.01	1.40
	End of Q3	0.00	0.64	1.37	2.06	1.42
	Average in Q3	0.04	0.69	1.56	2.22	1.53

Q4/15	Beg of Q4	0.00	0.64	1.37	2.05	1.41
	Peak	0.29	1.09	1.81	2.36	1.47
	Trough	0.00	0.57	1.29	1.99	1.19
	End of Q4	0.16	1.06	1.76	2.27	1.21
	Average in Q4	0.13	0.84	1.59	2.19	1.35

Q1/16	Beg of Q1	0.16	1.06	1.76	2.27	1.21
	Peak	0.36	1.06	1.76	2.27	1.23
	Trough	0.16	0.64	1.11	1.63	0.95
	End of Q1	0.21	0.73	1.21	1.78	1.05
	Average in Q1	0.29	0.84	1.37	1.92	1.08

Q2/16	Beg of Q2	0.21	0.73	1.21	1.78	1.05
	Peak	0.35	0.92	1.41	1.94	1.08
	Trough	0.19	0.58	1.00	1.46	0.85
	End of Q2	0.26	0.58	1.01	1.49	0.91
	Average in Q2	0.26	0.77	1.24	1.75	0.98

Q3/16	Beg of Q3	0.26	0.58	1.01	1.49	0.91
	Peak	0.37	0.84	1.26	1.73	0.89
	Trough	0.18	0.56	0.94	1.37	0.81
	End of Q3	0.29	0.77	1.14	1.60	0.83
	Average in Q3	0.30	0.73	1.13	1.56	0.84

The United States economy continues to show some modest improvements in some areas, but continues to face challenges. Employment metrics have generally improved, but remain inconsistent and not particularly robust. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008 will eventually be reversed. Economic activity in Europe, China and elsewhere has also been mixed, contributing to global economic issues and leading to additional government stimulation efforts in those areas.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and have fundamentally changed the way banks conduct business.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at September 30, 2016, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $10.9 million, or $0.114 of diluted earnings per share for the three months ended September 30, 2016, compared to net income of $10.6 million, or $0.111 of diluted earnings per share, in the same period in 2015.  Return on average assets was 0.90% and 0.88%, respectively, for the three months ended September 30, 2016 and 2015.  Return on average equity was 10.05% and 10.35%, respectively, for the three months ended September 30, 2016 and 2015.

For the nine months ended September 30, 2016, net income was $31.8 million or $0.333 of diluted earnings per share, compared to $32.1 million and $0.337 per share, respectively, in the same period in 2015.  Return on average assets was 0.89% and 0.91%, respectively, for the nine months ended September 30, 2016 and 2015.  Return on average equity was 9.97% and 10.64%, respectively, for the nine months ended September 30, 2016 and 2015.

The primary factors accounting for the change in net income for the three months ended September 30, 2016 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $70.5 million to $4.75 billion for the third quarter of 2016 compared to the same period in 2015.

•
An increase in taxable equivalent net interest margin for the third quarter of 2016 to 3.09% from 3.08% in the prior year period.  The increase in the margin, coupled with the increase in average earning assets, resulted in an increase of $612 thousand in taxable equivalent net interest income in the third quarter of 2016 compared to the third quarter of 2015.

•	An increase of $474 thousand in other income for the third quarter of 2016 as compared to the prior year period, primarily attributable to the sale of a former branch site.

•	An increase of $1.2 million in salaries and benefits expense for the third quarter of 2016 compared to the third quarter of 2015.

Index
•	A decrease of $1.1 million in Federal Deposit Insurance Corporation (FDIC) and other insurance expense for the third quarter of 2016 compared to the third quarter of 2015.

•
An increase of $1.1 million in income taxes in the third quarter of 2016 compared to the prior year due to higher pre-tax earnings and a slightly higher effective tax rate in the 2016 period (See section titled “Income Taxes”).

The primary factors accounting for the change in net income for the nine months ended September 30, 2016 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $57.8 million to $4.69 billion for the first nine months of 2016 compared to the same period in 2015.

•
An increase in taxable equivalent net interest margin for the first nine months of 2016 to 3.10% from 3.08% in the prior year period.  The increase in the margin coupled with the increase in average earning assets, resulted in an increase of $2.2 million in taxable equivalent net interest income in the first nine months of 2016 compared to the same period in 2015.

•	An increase of $419 thousand in securities gains for the first nine months of 2016 as compared to the prior year period.

•	An increase of $580 thousand in other income for the third quarter of 2016 as compared to the prior year period, primarily attributable to the sale of a former branch site.

•	An increase of $2.5 million in salaries and benefits for the first nine months of 2016 compared to the same period in 2015.

•	An increase of $782 thousand in FDIC and other insurance for the first nine months of 2016 compared to the same period in 2015.

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

Index
The Formal Agreement requires the Bank to take various actions, within prescribed time frames, with respect to certain activities of the Bank.  These include, among others, (i) establishment of a committee of at least three Directors to monitor and coordinate the Bank’s response to the Formal Agreement; (ii) adoption of compliance plans to respond to the Formal Agreement with the assistance of an independent qualified consultant; (iii) evaluation and implementation of improvements in corporate governance with the assistance of an independent qualified consultant; (iv) evaluation and implementation of improvements in internal audit; (v) development of a strategic plan; (vi) development of a revised capital plan, including dividends, consistent with the strategic plan; (vii) development and implementation of improvements to the Bank’s loan review system; and (viii) such other necessary steps to address the issues and questions noted by the OCC in the Formal Agreement.  The costs to implement the recommendations in the agreement are expected to remain elevated, reflecting the Company’s investment in additional personnel and systems within the retail loan, deposit and regulatory compliance areas.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and more generally in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2015 is a description of the effect interest rates had on the results for the year 2015 compared to 2014.  Many of the same market factors discussed in the 2015 Annual Report continued to have a significant impact on results through the third quarter of 2016.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. In December 2015, the target increased to a range of 0.25% to 0.50%.  FRB officials have not been completely consistent or clear in regard to expectations for the future and have generally stressed the need to be accommodative given economic conditions, but have noted in their September statement that the “Committee will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. In light of the current shortfall of inflation from 2 percent, the Committee will carefully monitor actual and expected progress toward its inflation goal. The Committee expects that economic conditions will evolve in a manner that will warrant only gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.”

Index
Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 3 basis points lower in the third quarter of 2016 relative to the prior year period.  Relative to the year ago period, lower rates on money market deposits, savings deposits and CDs accounted for the overall reduction in the cost of interest bearing deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

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

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10 year Treasury.  The 10 year Treasury yield was down significantly, on average, during the third quarter of 2016 compared to the third quarter of 2015.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  As a portfolio lender, TrustCo does not sell loans into the secondary market in the normal course of business and is able to establish rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.  Very low interest rates in many markets around the world have also increased demand for US fixed income assets, which has also contributed to the decline of rates on these assets.

Index
The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Interest rates generally remained below historic norms on both short term and longer term investments during the third quarter of 2016.

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

For the third quarter of 2016, the net interest margin was 3.09%, up 1 basis point versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments increased by $31.5 million while the average yield was 50 basis points in the third quarter of 2016 compared to 25 basis points in the same period in 2015.  The increase in the average balance reflects a decline in investments and growth of funding sources, partly offset by continued growth of the loan portfolio.

•
The average balance of securities available for sale decreased by $57.9 million while the average yield decreased to 1.79% for the third quarter of 2016 compared to 1.96% for the same period in 2015.  The average balance of held to maturity securities decreased by $11.9 million and the average yield increased to 4.03% for the third quarter of 2016 compared to 3.97% for the same period in 2015.

Index
•
The average loan portfolio grew by $108.7 million to $3.37 billion and the average yield decreased 8 basis points to 4.29% in the third quarter of 2016 compared to the same period in 2015.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $32.9 million and the average rate paid decreased 3 basis points to 0.38% in the third quarter of 2016 compared to the same period in 2015.

During the third quarter of 2016, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.68 billion in the third quarter of 2015 to $4.75 billion in the same period of 2016 with an average yield of 3.41% in the third quarter of 2016 and 3.43% in the third quarter of 2015.  The shift in the mix of assets towards a higher proportion of loans, along with the increase in yield on cash, partly offset the declining yields on securities available for sale and loans.  Interest income on average earning assets increased from $40.2 million in the third quarter of 2015 to $40.5 million in the third quarter of 2016, on a tax equivalent basis. The increase was the result of higher volume more than offsetting the decline in yield.

Loans
The average balance of loans was $3.37 billion in the third quarter of 2016 and $3.26 billion in the comparable period in 2015.  The yield on loans decreased 8 basis points to 4.29%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $35.6 million in the third quarter of 2015 to $36.2 million in the third quarter of 2016.

Compared to the third quarter of 2015, the average balance of residential mortgage loans increased, however other loan categories decreased.  The average balance of residential mortgage loans was $2.82 billion in 2016 compared to $2.69 billion in 2015, an increase of 4.8%.  The average yield on residential mortgage loans decreased by 13 basis points to 4.28% in the third quarter of 2016 compared to 2015.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $13.4 million to an average balance of $195.1 million in the third quarter of 2016 compared to the same period in the prior year.  The average yield on this portfolio was up 17 basis points to 5.32%, compared to 5.15% in the prior year period.  The Company has been selective in underwriting commercial loans in 2016 as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 17 basis points to 3.70% during the third quarter of 2016 compared to 3.53% in the year earlier period.  The average balances of home equity lines decreased 2.2% to $346.7 million in the third quarter of 2016 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2016 was $633.9 million compared to $691.8 million for the comparable period in 2015.  The decreased balances reflect routine paydowns, calls, maturities and sales, partly offset by new investment purchases.  During the quarter, continued low market yields on securities eligible to be added to the portfolio resulted in loans being a more attractive option for the deployment of cash.  The average yield was 1.79% for the third quarter of 2016 and 1.96% for the third quarter of 2015 for the available for sale portfolio.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized gain in the available for sale securities portfolio was $4.3 million as of September 30, 2016 compared to a net unrealized loss of $7.5 million as of December 31, 2015.  The unrealized gain or loss in the portfolio is primarily the result of changes in market interest rate levels.

Index
Held to Maturity Securities
The average balance of held to maturity securities was $50.0 million for the third quarter of 2016 compared to $61.9 million in the third quarter of 2015.  The decrease in balances reflects routine paydowns, calls and maturities and follows the overall decline in securities with a shift towards cash for more flexibility and loans for greater yield.  The average yield was 4.03% for the third quarter of 2016 compared to 3.97% for the year earlier period.  The higher yield reflects a modest change in mix and slower prepayments on mortgage-backed securities (MBS), which reduced premium amortization.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2016, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2016 third quarter average balance of Federal Funds sold and other short-term investments was $683.8 million, a $31.5 million increase from the $652.3 million average for the same period in 2015.  The yield was 0.50% for the third quarter of 2016 and 0.25% for the comparable period in 2015.  Interest income from this portfolio increased $458 thousand from $408 thousand in 2015 to $866 thousand in 2016, reflecting the target rate increase that took effect in December of 2015 and the increased balances.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $20.2 million to $3.81 billion for the third quarter of 2016 versus the third quarter in the prior year, and the average rate paid decreased from 0.40% for 2015 to 0.37% for 2016.  Total interest expense on these deposits decreased $246 thousand to $3.6 million in the third quarter of 2016 compared to the year earlier period.  From the third quarter of 2015 to the third quarter of 2016, interest bearing demand account average balances were up 7.2%, certificates of deposit average balances were down 1.1%, non-interest demand average balances were up 4.8%, average savings balances increased 2.7% and money market balances were down 8.3%.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY) and is an eligible borrower at the Federal Reserve Bank of New York (FRBNY) and has the ability to borrow utilizing securities and/or loans as collateral in regard to the FHLBNY and against securities in regard to the FRBNY.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

Index
At September 30, 2016, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,066,556
1 to 2 years	34,268
2 to 3 years	50,803
3 to 4 years	5,712
4 to 5 years	1,660
Over 5 years	200
$1,159,199

Average short-term borrowings for the quarter were $189.9 million in 2016 compared to $177.2 million in 2015.  The average rate decreased during this time period from 0.65% in 2015 to 0.59% in 2016.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $612 thousand to $36.7 million in the third quarter of 2016 compared to the same period in 2015.  The net interest spread was up 1 basis point to 3.03% in the third quarter of 2016 compared to the same in 2015. As previously noted, the net interest margin was up 1 basis points to 3.09% for the third quarter of 2016 compared to the same period in 2015.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of September 30, 2016:

Nonperforming loans and foreclosed real estate: Total NPLs were $26.0 million at September 30, 2016, compared to $28.3 million at December 31, 2015 and $31.9 million at September 30, 2015.  There were $26.0 million of non-accrual loans at September 30, 2016 compared to $28.2 million at December 31, 2015 and $31.9 million at September 30, 2015.  There were no loans at September 30, 2016 and 2015 and December 31, 2015 that were past due 90 days or more and still accruing interest.

At September 30, 2016, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $26.0 million at September 30, 2016, $23.6 million were residential real estate loans, $2.4 million were commercial mortgages and $70 thousand were installment loans, compared to $25.1 million, $3.0 million and $98 thousand, respectively at December 31, 2015.

Index
A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Annualized net chargeoffs were 0.06% of average residential real estate loans (including home equity lines of credit) for the third quarter of 2016 compared to 0.16% for the third quarter of 2015.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At September 30, 2016, 79.0% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 21.0% were in Florida.  Those figures compare to 80.5% and 19.5%, respectively at December 31, 2015.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 6.6% and 1.8%, respectively, as of September 30, 2016.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Consequently, nonperforming loans (NPLs as a percentage of the portfolio) had generally been more heavily weighted towards Florida in recent years.  However, as of September 30, 2016, NPLs were roughly in line with regional outstandings, as 7.1% of nonperforming loans were to Florida borrowers, compared to 92.9% in New York and surrounding areas.  The level of Florida based NPLs was 6.5% of total NPLs as of December 31, 2015.  For the three months ended September 30, 2016, New York and surrounding areas experienced net charge-offs of approximately $861 thousand, compared to $3 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2016, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Index
TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $2.6 million of commercial mortgages and commercial loans classified as impaired as of September 30, 2016 compared to $3.3 million at December 31, 2015.  There were $22.2 million of impaired residential loans at September 30, 2016 and $22.6 million at December 31, 2015.  The average balances of all impaired loans were $23.9 million for the nine months of 2016 and $26.6 million for the full year 2015.

As of September 30, 2016 and December 31, 2015, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2016 there was $4.8 million of foreclosed real estate compared to $6.5 million at December 31, 2015.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of September 30, 2016		As of December 31, 2015
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$5,074	5.32%	$4,347	5.85%
Real estate - construction	$307	0.69%	365	0.81%
Real estate mortgage - 1 to 4 family	$31,990	83.60%	33,167	82.14%
Home equity lines of credit	$5,894	10.14%	6,365	10.91%
Installment Loans	$685	0.25%	518	0.29%
	$43,950	100.00%	$44,762	100.00%

At September 30, 2016, the allowance for loan losses was $44.0 million, compared to $45.1 million at September 30, 2015 and $44.8 million at December 31, 2015.  The allowance represents 1.30% of the loan portfolio as of September 30, 2016 compared to 1.38% at September 30, 2015 and 1.36% at December 31, 2015.

The provision for loan losses was $750 thousand for the quarter ended September 30, 2016 and $800 thousand for the quarter ended September 30, 2015.  Net chargeoffs for the three-month period ended September 30, 2016 were $864 thousand and were $1.2 million in the prior year period.

During the third quarter of 2016, there were $356 thousand of gross commercial loan chargeoffs and $611 thousand of gross residential mortgage and consumer loan chargeoffs as compared with $3 thousand of gross commercial loan charge-offs and $1.4 million of residential mortgage and consumer loan chargeoffs in the third quarter of 2015.  Gross recoveries during the third quarter of 2016 were $3 thousand for commercial loans and $100 thousand for residential mortgage and consumer loans, compared to $3 thousand for commercial loans and $167 thousand for residential and consumer in the third quarter of 2015.

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

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.  As noted, the Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY) and is an eligible borrower at the Federal Reserve Bank of New York (FRBNY) and has the ability to borrow utilizing securities and/or loans as collateral in regard to the FHLBNY and against securities in regard to the FRBNY.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

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

Using this model, the fair value of capital projections as of September 30, 2016 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2016. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Index
As of September 30, 2016	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.45%
+300 BP	20.80
+200 BP	22.12
+100 BP	23.22
Current rates	21.88
-100 BP	22.10

Noninterest Income
Total noninterest income for the third quarter of 2016 was $4.7 million, compared to $4.4 million in the prior year period.  The increase of $364 thousand was primarily due to a gain on sale of a former branch site of $469 thousand in the third quarter of 2016.  For the nine months ended September 30, 2016 and 2015 total noninterest income was $14.5 million and $13.4 million, respectively.  The increase was primarily due to a $419 thousand increase in securities gains and the gain noted for the third quarter of 2016.

Trustco Financial Services income decreased $4 thousand to $1.3 million for the third quarter of 2016 compared to the third quarter of 2015.  The fair value of assets under management was $863 million at September 30, 2016 compared to $842 million at December 31, 2015 and $895 million at September 30, 2015.  The fluctuation in assets was due to market value changes and net account acquisitions/closures.  For both the nine months ended September 30, 2016 and 2015, Financial Services income was $4.5 million.

The total of fees for other services to customers plus other income was $2.7 million in the third quarter of 2016, down $106 thousand versus the prior year quarter.

Noninterest Expenses
Total noninterest expenses were $23.0 million for the three months ended September 30, 2016, compared to $23.5 million for the three months ended September 30, 2015.  The largest cause of the decrease in expenses was a $1.1 million decrease in FDIC and other insurance expenses, due to a change in the premium charged by the FDIC.  Going forward we expect that the quarterly FDIC expense will approximate the level recorded in the third quarter of 2016, excluding the impact of balance sheet growth.  The only expense category to see a meaningful increase was the salaries and benefits line, which was up $1.2 million.  This increase was primarily due to the increase in full time equivalent headcount from 778 as of September 30, 2015 to 790 as of September 30, 2016.  Other expense categories were mostly flat or down modestly.

Total noninterest expenses were $70.5 million for the nine months ended September 30, 2016 compared to $67.5 million for the nine months ended September 30, 2015.  The largest cause of the increase in expenses was a $2.5 million increase in salaries and benefits and a $782 thousand increase in FDIC and other insurance costs.  The increase in salaries and benefits was primarily due to the noted increase in full time equivalent headcount.  The only significant decreases were declines of $563 thousand in other expense and $391 thousand in equipment expense.

Index
Income Taxes
In the third quarter of 2016, TrustCo recognized income tax expense of $6.7 million compared to $5.5 million for the third quarter of 2015.  The effective tax rates were 37.9% and 34.3% for the third quarters of 2016 and 2015, respectively.  For the first nine months of 2016, the effective tax rate was 37.4% compared to 36.5% in the year earlier period.  The lower effective rates in the 2015 periods resulted from the final 2014 tax obligations, as reported on the 2014 income tax returns filed in the third quarter of 2015, being slightly lower than the amounts reflected in the 2014 financial statements.

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

Total shareholders’ equity at September 30, 2016 was $435.6 million compared to $412.3 million at September 30, 2015. TrustCo declared a dividend of $0.065625 per share in the third quarter of 2016.  This results in a dividend payout ratio of 57.40% based on third quarter 2016 earnings of $10.9 million.

The Bank reported the following capital ratios as of September 30, 2016 and December 31, 2015:

Index
(dollars in thousands)	As of September 30, 2016		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage capital	$419,714	8.678%	5.000%	4.000%
Common equity tier 1 capital	419,714	17.110	6.500	5.125
Tier 1 risk-based capital	419,714	17.110	8.000	6.625
Total risk-based capital	450,546	18.367	10.000	8.625

(dollars in thousands)	As of December 31, 2015		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)

Tier 1 (core) capital	$405,506	8.600%	5.000%	4.000%
Common equity tier 1 capital	405,506	17.210	6.500	4.500
Tier 1 risk-based capital	405,506	17.210	8.000	6.000
Total risk-based capital	435,149	18.470	10.000	8.000

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The September 30, 2016 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 0.625 percent

The following is a summary of actual capital amounts and ratios as of September 30, 2016 and December 31, 2015 for TrustCo on a consolidated basis:

(dollars in thousands)	As of September 30, 2016
	Amount	Ratio

Tier 1 leverage capital	$432,726	8.946%
Common equity tier 1 capital	432,726	17.633
Tier 1 risk-based capital	432,726	17.633
Total risk-based capital	463,570	18.890

(dollars in thousands)	As of December 31, 2015
	Amount	Ratio

Leverage capital	$417,538	8.850%
Common equity tier 1 capital	417,538	17.710
Tier 1 risk-based capital	417,538	17.710
Total risk-based capital	447,193	18.970

In addition, at September 30, 2016, the consolidated equity to total assets ratio was 9.05%, compared to 8.73% at December 31, 2015 and 8.72% at September 30, 2015.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company and the Bank on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule and fully phased in by January 1, 2019.  The Basel III capital rules will require the Company and the Bank to meet a capital conservation buffer requirement in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement will be phased in over a four year period, starting January 1, 2016, when the amount of such capital must exceed the buffer level of 0.625%. Accordingly, the required minimum conservation buffer will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets more than 10.5%.  The final capital rules impose restrictions on capital distributions and certain discretionary cash bonus payments if the minimum capital conservation buffer is not met.  Prior to January 1, 2015, the Company had not been subject to express regulatory capital requirements.  The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes as of September 30, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject, including the currently applicable capital conservation buffer of 0.625%.

Index
Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  Adequately capitalized institutions must obtain prior regulatory approval to accept brokered deposits.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  If an institution is classified as undercapitalized, it is required to submit a capital restoration plan to its federal banking regulators and is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the institution.  Furthermore, if an institution is classified as undercapitalized, the federal banking regulators may take certain actions to correct the capital position of the institution; if it is classified as significantly undercapitalized or critically undercapitalized, the federal banking regulators would be required to take one or more prompt corrective actions.  These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers.  If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determines that other action would better achieve the purposes of the prompt corrective action regime.  Any of the foregoing regulatory actions could have a direct material effect on an institution’s or its holding company’s financial statements.  The Bank’s capital ratios exceed the levels necessary to meet the definition of “well capitalized” for regulatory purposes as of September 30, 2016.

Critical Accounting Policies:
Pursuant to Securities and Exchange Commission (SEC) guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $2.1 million in 2016 and ($3.5) million in 2015.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended September 30, 2016			Three months ended September 30, 2015
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$109,488	408	1.49%	$157,454	584	1.48%	$(176)	(205)	29
Mortgage backed securities and collateralized mortgage obligations-residential	400,103	1,829	1.83%	425,092	2,230	2.10%	(401)	(1,590)	1,189
State and political subdivisions	953	20	8.39%	1,937	34	7.02%	(14)	(49)	35
Corporate bonds	27,161	97	1.43%	-	-	-%	97	97	-
Small Business Administration-guaranteed participation securities	85,305	445	2.09%	96,109	497	2.07%	(52)	(78)	26
Mortgage backed securities and collateralized mortgage obligations-commercial	10,247	36	1.41	10,532	37	1.41	(1)	(0)	(1)
Other	685	4	2.34%	685	4	2.34%	-	-	-

Total securities available for sale	633,942	2,839	1.79%	691,809	3,386	1.96%	(547)	(1,825)	1,278

Federal funds sold and other short-term Investments	683,777	866	0.50%	652,274	408	0.25%	458	21	437

Held to maturity securities:
Corporate bonds	10,644	156	5.86%	9,969	153	6.17%	3	11	(8)
Mortgage backed securities and collateralized mortgage obligations-residential	39,307	347	3.53%	51,928	461	3.55%	(114)	(97)	(17)

Total held to maturity securities	49,951	503	4.03%	61,897	614	3.97%	(111)	(86)	(25)

Federal Reserve Bank and Federal Home Loan Bank stock	9,579	131	5.47%	9,480	113	4.77%	18	1	17

Commercial loans	195,115	2,597	5.32%	208,492	2,688	5.15%	(91)	(535)	444
Residential mortgage loans	2,819,343	30,175	4.28%	2,689,072	29,617	4.41%	558	4,671	(4,113)
Home equity lines of credit	346,744	3,211	3.70%	354,552	3,151	3.53%	60	(48)	108
Installment loans	8,331	195	9.36%	8,678	183	8.33%	12	(41)	53

Loans, net of unearned income	3,369,533	36,178	4.29%	3,260,794	35,639	4.37%	539	4,047	(3,508)

Total interest earning assets	4,746,782	40,517	3.41%	4,676,254	40,160	3.43%	357	2,158	(1,801)

Allowance for loan losses	(44,473)			(45,829)
Cash & non-interest earning assets	137,462			133,241

Total assets	$4,839,771			$4,763,666

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$780,058	120	0.06%	$727,693	117	0.06%	3	2	1
Money market accounts	571,333	463	0.32%	623,381	537	0.34%	(74)	(47)	(27)
Savings	1,284,533	504	0.16%	1,251,031	603	0.19%	(99)	97	(196)
Time deposits	1,176,115	2,468	0.84%	1,189,763	2,544	0.85%	(76)	(1,969)	1,893

Total interest bearing deposits	3,812,039	3,555	0.37%	3,791,868	3,801	0.40%	(246)	(1,917)	1,671
Short-term borrowings	189,910	281	0.59%	177,230	290	0.65%	(9)	36	(45)

Total interest bearing liabilities	4,001,949	3,836	0.38%	3,969,098	4,091	0.41%	(255)	(1,881)	1,626

Demand deposits	377,455			360,080
Other liabilities	27,496			27,524
Shareholders' equity	432,871			406,964

Total liabilities and shareholders' equity	$4,839,771			$4,763,666

Net interest income , tax equivalent		36,681			36,069		$612	4,039	(3,427)

Net interest spread			3.03%			3.02%

Net interest margin (net interest income to total interest earning assets)			3.09%			3.08%

Tax equivalent adjustment		(14)			(19)

Net interest income		36,667			36,050

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of $16 thousand in 2016 and  ($3.1) million in 2015.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$97,281	1,067	1.46%	$116,824	1,162	1.33%	$(95)	(254)	159
Mortgage backed securities and collateralized mortgage obligations-residential	419,185	6,114	1.94%	448,223	6,899	2.05%	(785)	(438)	(347)
State and political subdivisions	1,007	60	7.94%	1,989	108	7.32%	(48)	(62)	14
Corporate bonds	9,120	97	1.42%	813	1	0.16%	96	54	42
Small Business Administration-guaranteed participation securities	87,896	1,371	2.08%	98,868	1,522	2.05%	(151)	(186)	35
Mortgage backed securities and collateralized mortgage obligations-commercial	10,320	110	1.42%	10,600	112	1.41%	(2)	(3)	1
Other	683	12	2.34%	685	12	2.34%	-	-	-

Total securities available for sale	625,492	8,831	1.88%	678,002	9,816	1.93%	(985)	(888)	(97)

Federal funds sold and other short-term Investments	675,948	2,542	0.50%	662,879	1,231	0.25%	1,311	25	1,286

Held to maturity securities:
Corporate bonds	10,202	464	6.06%	9,965	461	6.17%	3	14	(11)
Mortgage backed securities and collateralized mortgage obligations-residential	42,192	1,123	3.55%	55,569	1,419	3.41%	(296)	(385)	89

Total held to maturity securities	52,394	1,587	4.04%	65,534	1,880	3.83%	(293)	(371)	78

Federal Reserve Bank and Federal Home Loan Bank stock	9,545	369	5.15%	9,392	347	4.93%	22	6	16

Commercial loans	198,461	7,777	5.22%	212,617	8,194	5.14%	(417)	(623)	206
Residential mortgage loans	2,768,579	89,523	4.31%	2,644,216	87,946	4.44%	1,577	5,185	(3,608)
Home equity lines of credit	353,461	9,569	3.61%	353,630	9,304	3.52%	265	(7)	272
Installment loans	8,435	579	9.15%	8,236	534	8.66%	45	27	18

Loans, net of unearned income	3,328,936	107,448	4.30%	3,218,699	105,978	4.39%	1,470	4,582	(3,112)

Total interest earning assets	4,692,315	120,777	3.43%	4,634,506	119,252	3.43%	1,525	3,353	(1,828)

Allowance for loan losses	(44,832)			(46,203)
Cash & non-interest earning assets	136,584			136,906

Total assets	$4,784,067			$4,725,209

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$758,314	350	0.06%	$704,323	333	0.06%	17	13	4
Money market accounts	585,019	1,426	0.33%	632,143	1,701	0.36%	(275)	(119)	(156)
Savings	1,273,565	1,712	0.18%	1,243,544	1,860	0.20%	(148)	70	(218)
Time deposits	1,162,603	7,301	0.84%	1,186,846	7,478	0.84%	(177)	(153)	(24)

Total interest bearing deposits	3,779,501	10,789	0.38%	3,766,856	11,372	0.40%	(583)	(190)	(393)
Short-term borrowings	182,453	800	0.58%	184,079	936	0.68%	(136)	(8)	(128)

Total interest bearing liabilities	3,961,954	11,589	0.39%	3,950,935	12,308	0.42%	(719)	(198)	(521)

Demand deposits	368,852			344,606
Other liabilities	27,179			26,689
Shareholders' equity	426,082			402,979

Total liabilities and shareholders' equity	$4,784,067			$4,725,209

Net interest income , tax equivalent		109,188			106,944		$2,244	3,552	(1,308)

Net interest spread			3.04%			3.01%

Net interest margin (net interest income to total interest earning assets)			3.10%			3.08%

Tax equivalent adjustment		(40)			(58)

Net interest income		109,148			106,886

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2015, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended September 30, 2016 and 2015, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2016, the Company had an average balance of Federal Funds sold and other short-term investments of $683.8 million compared to $652.3 million in the third quarter of 2015.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Date: November 4, 2016

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