Form 10-K
period 2016-12-31
TRUSTCO BANK CORP N Y
filed 2017-03-03
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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

Registrant’s telephone number, including area code: (518) 377-3311

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
 Yes.☐  No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒  No.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes.☒  No.☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 was approximately $591,961,513 (based upon the closing price of $6.41 on June 30, 2016, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 1, 2017 was 95,862,943.

Documents Incorporated by Reference: Portions of registrant’s Proxy Statement filed for its 2017 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

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

A discussion of certain non-GAAP financial measures, including taxable equivalent net interest income and net interest margin and efficiency ratio, used in this report and in the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K, as well as a reconciliation of these measures to the closest comparable GAAP financial measures, is set forth in the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 808 full-time equivalent employees of TrustCo at year-end 2016. TrustCo had 12,203 shareholders of record as of December 31, 2016 and the closing price of the TrustCo common stock on that date was $8.75.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. At year-end 2016, the Bank operated 157 automatic teller machines and 145 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends. Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2016 consolidated net income and average assets. The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2016 and 2015. On July 21, 2015 Trustco Bank, entered into a formal agreement with the OCC. The agreement relates to the findings of the OCC following an examination of the Bank; additional information regarding the agreement is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, which is filed as Exhibit 13 hereto and incorporated herein by reference, under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in the accompanying consolidated financial statements and the notes thereto.

Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $845.7 million as of December 31, 2016.

Index
The daily operations of the Bank remain the responsibility of its officers, subject to the oversight of its Board of Directors and overall supervision by TrustCo. The activities of the Bank are included in TrustCo’s consolidated financial statements.

ORE Subsidiary Corp.

In 1993, TrustCo created ORE Subsidiary Corp., a New York corporation, to hold and manage certain foreclosed properties acquired by the Bank. The accounts of this subsidiary are included in TrustCo’s consolidated financial statements.

Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas, the Capital District area of New York State and Central Florida, TrustCo’s principal competitors are local branch operations of super-regional banks, branch offices of money center banks, and locally based commercial banks and savings institutions. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities mutual funds.

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. While loan demand has moderated over the last several years, competition for loans has remained strong. Commercial banks, savings institutions, traditional mortgage brokers affiliated with local offices and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers.

Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company, TrustCo and its non-bank subsidiaries are supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The OCC is the Bank’s primary federal regulator and supervises and examines the Bank.  Under the Home Owners’ Loan Act of 1934 and OCC regulations, Trustco Bank must obtain prior OCC approval for acquisitions, and its business operations and activities are restricted. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank’s primary federal regulator.

The following summary of laws and regulations applicable to the Company or the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010 and has created, and will likely continue to create, dramatic changes across the financial regulatory system.  Implementation of the Dodd-Frank Act required many new rules to be made by various federal regulatory agencies, including TrustCo’s and the Bank’s regulatory agencies, and the effect of many of the Dodd-Frank Act’s provisions has been, and will continue to be, determined through the rulemaking process.  Further, President Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and that some of the provisions of the Dodd-Frank Act and the rules promulgated thereunder may be revised, repealed, or amended.  We cannot predict the ultimate effect of the Dodd-Frank Act, or any changes to it or its implementing rules, on TrustCo or the Bank at this time, including the extent to which the act or changes to it could affect costs, our ability to efficiently pursue business opportunities, or our business, financial condition or results of operations.

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

Index
Dividends

Most of TrustCo’s revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. The payment of dividends by the Bank to TrustCo is subject to continued compliance with minimum regulatory capital requirements, the Bank’s compliance with the capital plan required under the terms of the Bank’s July 21, 2015 formal agreement with the OCC, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators. Under the agreement with the OCC, the Bank may declare or pay a dividend or make a capital distribution only (a) when the Bank is in compliance with its approved written capital plan, and would remain in compliance with such Capital Plan immediately following the declaration or payment of any dividend or capital distribution and (b) following OCC approval under OCC capital distribution rules.

OCC regulations impose limitations upon all capital distributions by the Bank, including cash dividends, payments to repurchase Bank stock, and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC and the Federal Reserve Board of the capital distribution if, like the Bank, it is a subsidiary of a holding company. The OCC may disapprove a dividend if the institution would be undercapitalized following the distribution, the proposed capital distribution raises safety and soundness concerns, or the capital distribution would violate a prohibition contained in any statue, regulation or agreement between the bank and a regulator or a condition imposed in a previously approved application or notice.

As noted above, a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must also submit written notice to the Federal Reserve Board prior to such distribution, and Federal Reserve Board may object to the distribution based on safety and soundness or other concerns. The Federal Reserve Board has stated that it expects to issue regulations implementing review standards for dividend notices and that the applicable regulation will provide that a dividend notice may be denied by the Federal Reserve Board if following the dividend, the savings association will be less than adequately capitalized, the proposed dividend raises safety or soundness concerns or the proposed dividend violates a prohibition contained in any statute, regulation, enforcement action or agreement between the thrift or holding company and an appropriate federal banking agency, a condition imposed on the savings association or holding company in an application or notice approved by an appropriate federal banking agency or any formal or informal enforcement action involving the savings association or holding company.

Compliance with regulatory standards regarding capital distributions could also limit the amount of dividends that TrustCo may pay to its shareholders.

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016 for information concerning the Bank’s regulatory capital requirements.

Regulatory Capital Requirements and Prompt Corrective Action.

Regulatory Capital Rules. The Company and the Bank are subject to regulatory capital requirements. In July 2013, the Federal Reserve Board, FDIC and OCC published final rules establishing a new comprehensive capital framework for all U.S. banking organizations that were designed to implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules were effective for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements being phased in over a multi-year schedule. Calendar year 2016 was the second year of implementation of the new capital rules. Prior to January 2015, the Company was not subject to consolidated regulatory capital requirements.

The new capital rules, among other things, introduced a new capital measure, “Common Equity Tier 1” (“CET1”). CET1 capital is generally defined as common stock instruments that meet the eligibility criteria in the final capital rule (generally, instruments representing the most subordinated claim upon liquidation, having no maturity date and being redeemable via discretionary purchases only with regulatory approval, not being subject to any expectations that the stock will be repurchased, redeemed or cancelled and not being secured by the banking organization or any related entity), retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interests, subject to certain limitations. Tier 1 capital for the Company and the Bank consists of CET1 capital plus “additional Tier 1 capital,” which generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Also under the capital rules, total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Company has made this opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

Index
The new capital rules also increased the Tier 1 capital ratio requirement, changed the total assets utilized in the Tier 1 leverage ratio calculation from total assets at quarter end to average total assets during the quarter, changed the risk-weightings of certain assets for purposes of risk-based capital ratios, created an additional “capital conservation buffer” over the required capital ratios, and changed what qualifies as capital for purposes of meeting the various capital requirements.

Under the new capital rules, the minimum capital ratios, which took effect January 1, 2015, are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets;

•	8.0% Total capital to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

At December 31, 2016, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 8.83, CET1 capital ratio (CET1 capital to risk-weighted assets) of 17.24, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 17.24, and a total capital ratio (total capital to risk-weighted assets) of 18.49. Also at December 31, 2016, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.11, CET1 capital ratio (CET1 capital to risk-weighted assets) of 17.78, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 17.78, and a total capital ratio (total capital to risk-weighted assets) of 19.04.

As noted above, the new capital rules require the Company’s and the Bank’s capital to exceed the regulatory standards plus a capital conservation buffer in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement is being phased in over a four-year period, which started January 1, 2016, when the amount of such capital was required to exceed the buffer level of 0.625%. The buffer level to 1.25% as of January 1, 2017, and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets of more than 7.0%, (ii) Tier 1 capital to risk-weighted assets of more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets of more than 10.5%.

As of December 31, 2016, the minimum capital ratios including the capital conservation buffer are:

•	5.125% CET1 to risk-weighted assets;

•	6.625% Tier 1 capital to risk-weighted assets;

•	8.625% Total capital to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

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

The new capital rules modify the calculation of risk-weighted assets, although they generally continue the treatment of residential mortgages under the prior rules. Under the rules, a bank may assign a 50% risk weight to a first-lien residential mortgage exposure that:

•	Is secured by property that is owner-occupied or rented,

•	Is made in accordance with “prudent underwriting standards,” including loan-to-value ratios,

•	Is not 90 days or more past due or in nonaccrual status, and

•	Is not restructured or modified.

Index
Other first-lien residential exposures, as well as junior-lien exposures if the bank does not hold the first lien, are assigned a 100% risk weight.

The exposure amount for on-balance sheet assets is generally the carrying value of the exposure as determined under GAAP. If a banking organization has elected to opt out of the accumulated other comprehensive income provisions discussed above, the exposure amount for available for sale or held-to-maturity debt securities is the carrying value (including accrued but unpaid interest and fees) of the exposure, less any net unrealized gains plus any unrealized losses. Further, the new rules retain the prior risk-weighting rules for exposures to debt directly and unconditionally guaranteed by the U.S. federal government and its agencies. Such exposures receive a 0% risk weight. Exposures conditionally guaranteed by the federal government, Federal Reserve Board or a federal government agency would receive a 20% risk weight. Further, the capital rules assign a 20% risk weight to non-equity exposures to government-sponsored entities (“GSEs”) and a 100% risk weight to preferred stock issued by a GSE. The new rules define a GSE as an entity established or chartered by the federal government to serve public purposes but whose debt obligations are not “explicitly guaranteed” by the full faith and credit of the federal government. Banking organizations must assign a 20% risk weight to general obligations of a public sector entity (for example, a state, local authority or other governmental subdivision below the sovereign level) that is organized under U.S. law and a 50% risk weight for a revenue obligation of such an entity.

Prompt Corrective Action. Federal banking regulations also establish a “prompt corrective action” capital framework for the classification of insured depository institutions, such as Trustco Bank, into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial condition and activities. Under the prompt corrective action rules currently in effect, an institution is deemed to be (a) ”well-capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 8.0% or more, has a CET1 risk based capital ratio of 6.5% or more, and has leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (b) ”adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more and has a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well-capitalized; (c) ”undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a CET1 capital ratio less than 4.5% or a Tier 1 leverage capital ratio that is less than 4.0%; (d) ”significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, a CET1 capital ratio less than 3% or a Tier 1 leverage capital ratio that is less than 3.0%; and (e) ”critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.

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

At December 31, 2016 and 2015, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and FRB regulations.

Holding Company Activities

The activities of savings and loan holding companies are governed, and limited, by the Home Owners’ Loan Act and the Federal Reserve Board’s regulations. In general, TrustCo’s activities are limited to those permissible for “multiple” savings and loan holding companies (that is, savings and loan holding companies owning more than one savings association subsidiary) as of March 5, 1987, activities permitted for bank holding companies as of November 12, 1999, and activities permissible for “financial holding companies” (which are described below). Activities permitted to multiple savings and loan holding companies include certain real estate investment activities, and other activities permitted to bank holding companies under the Bank Holding Company Act. Activities permissible for a financial holding company are those considered financial in nature (including securities and insurance activities) or those incidental or complementary to financial activities.

Index
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

Like other issuers of publicly traded securities, the Company must also comply with provisions of the Dodd-Frank Act that require publicly traded companies to give stockholders a non-binding vote on executive compensation, and the Company will also be subject to the Dodd-Frank Act provisions that authorize the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.

Further, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented legislative reforms intended to address corporate and accounting fraud and contained reforms of various business practices and numerous aspects of corporate governance. For example, Sarbanes-Oxley addresses accounting oversight and corporate governance matters, including the creation of a five-member oversight board appointed by the Securities and Exchange Commission to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company’s public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan “blackout” periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

Although the Company has and will continue to incur additional expense in complying with the corporate governance provisions of the Dodd-Frank Act and Sarbanes-Oxley and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

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

Index
Insurance of Deposit Accounts. Deposits of Trustco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, as revised effective July 1, 2016, insured institutions with less than $10 billion in assets, such as the Bank, are assigned to one of three categories based on their composite examination ratings, with higher-rated, less risky institutions paying lower assessments. A range of initial base assessment rates applies to each category, adjusted downward based on unsecured debt issued by the institution to produce total base assessment rates. Total base assessment rates currently range from 1.5 to 16 basis points banks in the least risky category to 11 to 30 basis points for banks in the most risky category, all subject to further adjustment upward if the institution holds more than a limited amount of unsecured debt issued by another FDIC-insured institution.

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

FDIC deposit insurance expense totaled $4.7 million, $5.0 million, and $2.6 million in 2016, 2015, and 2014, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until the bonds mature in 2017 to 2019.

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

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2016 totaled approximately $1.3 million.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess an institution’s performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OCC assigns CRA ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

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

Index
Under the QTL test, the savings institution must hold qualified thrift investments equal to at least 65% of the institution’s portfolio assets. The savings institution’s actual thrift investment percentage is the ratio of its qualified thrift investments divided by its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and liquid assets not exceeding 20% of total assets. An institution ceases to meet the QTL test when its actual thrift investment percentage falls below 65% of portfolio assets for four months within any 12-month period. To be a qualified thrift lender under the DBLA test, a savings association must meet a “business operations test” and a “60% of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings accounts in conformity with OCC rules and regulations and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that thrifts normally hold, except for consumer loans that are not educational loans.

These are significant consequences for failing the QTL Test, including activities limitations and branching restrictions. In addition, an institution that fails the QTL test would be prohibited from paying dividends, except under circumstances that are permissible for a national bank, that are necessary to meet the obligations of the institution’s holding company, and that are specifically approved by both the OCC and Federal Reserve Bank after a written request submitted by the thrift at least 30 days in advance of the proposed payment. Finally, failure of the QTL Test will subject the institution to enforcement action. If the Bank fails the qualified thrift lender test, within one year of such failure the Company must register as, and will become subject to, the activities restrictions applicable to bank holding companies, unless the Bank requalifies within the year. The activities authorized for a bank holding company are generally more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. The Bank is currently, and expects to remain, in compliance with the qualified thrift lender test.

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

The definition of “covered transactions” as used in Section 23A includes credit exposure on derivatives transactions and securities lending and borrowing transactions, as well as the acceptance of affiliate-issued debt obligations as collateral for a loan or an extension of credit. The Dodd-Frank Act revised Section 23A to require that collateral must be maintained at all times for covered transactions, rather than only at the time of the transaction, and restricted the use of debt obligations issued by an affiliate to satisfy collateral obligations. Finally, the Dodd-Frank Act also authorizes the OCC (with respect to federal savings associations such as the Bank), in conjunction with the Federal Reserve, to grant exemptions under Section 23A, subject to the FDIC’s determination (or non-objection within a 60-day notice period) that the exemption does not present an unacceptable risk to the DIF.

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

Certain non-credit transactions between an insured depository institution and its insiders, such as asset purchase and sales, are prohibited unless the transaction is on market terms and, if the transaction represents more than 10% of the capital stock and surplus of the institution, has been approved in advance by a majority of the disinterested members of the board of directors of the institution. The Dodd-Frank Act also imposed new limits on loans to insiders with respect to derivatives transactions, repurchase and reverse-repurchase agreements and securities lending and borrowing transactions.

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

The CFPB has adopted rules related to mortgage loan origination and mortgage loan servicing. In particular, the CFPB has issued a rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective in January 2014.

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

Consumer Privacy. The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) generally provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States. Among other matters, the GLB Act established a federal rule regarding the confidential treatment of nonpublic personal information about consumers. These provisions of the GLB Act require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy rules affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Because the Company does not sell customer information or give customer information to outside third parties or its affiliates except under limited circumstances (e.g., providing customer information to the Company’s data processing provider), the rules have not had a significant impact on the Company’s results of operations or financial condition.

Index
Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts effective as of January 19, 2017 was as follows:

Amount of transaction accounts	Reserve Requirement

$0 to $15.5 million	0% of amount.

Over $15.5 million and up to $115.1 million	3% of amount.

Over $115.1 million	10% of amount over $115.1 million

The Bank is in compliance with these requirements.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2016, the Bank owned $5.5 million in FHLB of New York stock, which was in compliance with its obligations.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo’s operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Availability of Reports

TrustCo’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge from its Internet site, www.trustcobank.com under the “Investor Relations” tab. These reports are available on the Internet site as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC. These reports are also available on the SEC’s website at http://www.sec.gov.

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

Index
TrustCo’s 2016 Annual Report to Shareholders, which is included as Exhibit 13 hereto, contains a list of certain important factors, in addition to the factors described under Item 1A. Risk Factors, that in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. The list should not be construed as exhaustive, and TrustCo disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. Interest rates have in recent years hit historical low levels. From December 2008 through December 2015, the U.S. Federal Reserve has held its target for the federal funds rate at a range of 0.00% to 0.25%. On December 14, 2016, the FRB increased the target range by 0.25% to a range of 0.50% to 0.75%, although the likelihood of further increases in the rate is uncertain.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities, and short-term investments. If and when the Federal Reserve begins raising rates further, our cost of funds may rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on Trustco Bank’s profitability.

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

Index
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

The regulatory capital rules, when fully phased in, will effectively increase our capital requirements and could slow our growth, cause us to seek to raise additional capital, or both.

As discussed under “Regulation and Supervision – Regulatory Capital Requirements and Prompt Corrective Action,” the Company and the Bank became subject to new capital requirements in 2015. The new capital rules impose more stringent capital requirements on the Company and the Bank and generally require banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increases the required minimum capital ratios for all banking organizations and introduces a “capital conservation buffer” that is in addition to each capital ratio. Further, savings and loan holding companies such as the Company had not previously been subject to capital requirements but have now become subject to the same capital requirements as bank holding companies.

The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require us to limit the growth we may otherwise seek, require the raising of additional capital, and result in regulatory actions such as prohibitions on the payment of dividends, the payment of bonuses to employees or the repurchase of shares if we were unable to comply with such requirements.

If Trustco Bank fails to comply with the new capital standards, the OCC will have the authority to take “prompt corrective action,” depending on the Bank’s capital level. Currently, the Bank is considered “well-capitalized” for prompt corrective action purposes. If it were to be designated by the OCC in one of the lower capital levels - “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” – the Bank would be required to raise additional capital and also would be subject to progressively more severe restrictions on operations, management, and capital distributions; replacement of senior executive officers and directors; and, if it became “critically undercapitalized,” to the appointment of a conservator or receiver.

Although we continue to evaluate the impact the new capital rules will have on us, we currently anticipate that we will continue to be well-capitalized in accordance with the regulatory standards.

The Dodd-Frank Act resulted, and will continue to result, in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act significantly changed bank regulatory structure and affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies and will continue to do so. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies were given significant discretion in drafting the implementing rules and regulations, and many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Index
These new and revised rules have and may continue to increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers. Moreover, states may now adopt stricter consumer protection laws, and state attorney generals may enforce consumer protection rules issued by the CFPB. Compliance with new consumer protection rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

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

Although many of regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or the full extent to which implementing regulations and supervisory policies may affect us. Further, President Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and that some of the provisions of the Dodd-Frank Act and the rules promulgated thereunder may be revised, repealed, or amended. We cannot predict the ultimate effect of the Dodd-Frank Act, or any changes to it or its implementing rules, on TrustCo or the Bank at this time, including the extent to which the act or changes to it could affect costs, our ability to efficiently pursue business opportunities, or our business, financial condition or results of operations.

The financial services industry, as well as the broader economy, may be subject to new legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from the combination of a new President of the United States and the first year since 2010 in which both Houses of Congress and the White House have majority memberships from the same political party. In recent years, however, both the new President and senior members of the House of Representatives have advocated for significant reduction of financial services regulation, to include amendments to the Dodd-Frank Act and structural changes to the CFPB. The new Administration and Congress also may cause broader economic changes due to changes in governing ideology and governing style. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts and government agencies.

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

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 78.5% of our loan portfolio is comprised of loans secured by property located in our markets in and around of New York, and approximately 21.5% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws, regulations and tax policies.

As described above, the Bank is subject to extensive regulation, supervision and examination by the OCC, its primary federal regulator, and by the FDIC, as insurer of our deposits. In addition, the Company is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the deposit insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets, and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on operations.

Index
Likewise, the Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies.

The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions, deferred compensation deductions and unrealized losses on available-for-sale securities. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2016, the Company’s net deferred tax asset was $12.1 million.

The President of the United States and some members of Congress have announced plans to introduce legislation that would lower the federal corporate income tax rate from its current level of 35%. If this tax rate reduction is enacted, it will result in an immediate impairment of the recorded net deferred tax asset because the future tax benefit of these deferrals would need to be re-measured for the impact of the lower tax rate. Any such impairment would be recorded as a charge to the Company’s earnings and would be recognized in the quarter during which the lower rate is enacted.

Our ability to pay dividends is subject to regulatory limitations and other limitations which may affect our ability to pay dividends to our stockholders or to repurchase our common stock.

TrustCo is a separate legal entity from its subsidiary, Trustco Bank, and does not have significant operations of its own. The availability of dividends from Trustco Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors that the OCC or the Federal Reserve Board could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, TrustCo is subject to consolidated capital requirements and will be required to serve as a source of strength to Trustco Bank. If the Bank is unable to pay dividends to TrustCo, or if TrustCo is required to retain capital or contribute capital to the Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s loss allowances, and determine the level of deposit insurance premiums assessed. Any change in these regulations and oversight, and the regulation of other agencies, such as the CFPB and the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.

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

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles ("GAAP"), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Index
The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Our business could be adversely affected by third-party service providers, data breaches and cyber-attacks.

We face the risk of operational disruption, failure, or capacity constraints due to our dependency on third-party vendors for components of our business infrastructure. While we have selected these third-party vendors through our vendor management process, we do not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations.

Our assets that are at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. We employ many preventive and detective controls to protect our assets and provide recurring information security training to all employees. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses, in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement Internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.

As part of our financial institution business, we collect, process, and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.

We could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.

We rely heavily on information systems to conduct our business and to process, record, and monitor our transactions. Risks to the systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. We are also at risk for the impact of natural disasters, terrorism, and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which we deal.

Potential adverse consequences of attacks on our computer systems or other threats include damage to our reputation, loss of customer business, litigation, and increased regulatory scrutiny, which might also result in financial loss and require additional efforts and expense to attempt to prevent such adverse consequences in the future.

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations

Technology and other changes are allowing consumers and businesses to complete financial transactions that historically have involved banks through alternative methods. For example, the wide acceptance of Internet-based commerce has resulted in a number of alternative payment processing systems and lending platforms in which banks play only minor roles. Customers can now maintain funds in prepaid debit cards or digital currencies, and pay bills and transfer funds directly without the direct assistance of banks. The diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the potential loss of lower cost deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

Index
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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, banks, investment banks, mutual funds, and other institutional entities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations.

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

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of Trustco Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits have been established by our board of directors, and our management monitors the overall liquidity position of Trustco Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Trustco Bank is also a member of the Federal Reserve System and Federal Home Loan Bank System, each of which provides funding to members through advances and other extensions of credit that are typically collateralized with securities or mortgage-related assets. Our securities portfolio can be used as a secondary source of liquidity, and additional liquidity could be obtained from securities sold under repurchase agreements, non-core deposits, and debt or equity securities issuances in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely affect our financial condition, our results of operations, cash flows and our level of regulatory capital.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may develop and grow new lines of business or offer new products and services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. All service offerings, including current offerings and those which may be provided in the future, may become more risky due to changes in economic, competitive and market conditions beyond our control.

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

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2016, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2016, Trustco Realty had met the two annual income tests and the distribution test.

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

Index
The Company’s risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include: interest-rate, credit, liquidity, operations, reputation, compliance and litigation. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program, or if its controls break down, the performance and value of its business could be adversely affected.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 145 offices, of which 24 are owned and 121 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

In the opinion of management, the physical properties of TrustCo and the Bank are suitable and adequate and are being fully utilized.

Item 3.	Legal Proceedings

The nature of TrustCo’s business generates a certain amount of litigation against TrustCo and its subsidiaries involving matters arising in the ordinary course of business. In the opinion of management of TrustCo, there are no proceedings pending to which TrustCo or any of its subsidiaries is a party, or of which its property is the subject which, if determined adversely to TrustCo or such subsidiaries, would be material in relation to TrustCo’s consolidated shareholders’ equity and financial condition.

Item 4.	Mine Safety Disclosure

Not applicable.

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 53, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2001

Robert T. Cushing, Age 61, Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer of TrustCo since December 2014, Executive Vice President and Chief Financial Officer of TrustCo from January 2004 to December 2014, President and Chief Executive Officer of TrustCo from November 2002 to December 2003; Executive Officer of TrustCo and Trustco Bank since 1994. Joined Trustco Bank in 1994.	1994

Index
Scot R. Salvador, Age 50, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 54, Executive Vice President and Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Executive Vice President of TrustCo and Trustco Bank since 2013. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 42, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since December 2014. Administrative Vice President of TrustCo and Trustco Bank from June 2010 to December 2014. Vice President of Trustco Bank from 2004 to June 2010.	2014

Eric W. Schreck Age 50, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Michael Hall Age 51, Vice President, Counsel and Secretary	Secretary of TrustCo and Trustco Bank since 2016. Vice President of Trustco Bank since 2015. Joined Trustco Bank in 2015. Prior to 2015, attorney in private practice.	2016

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, which is filed as Exhibit 13 hereto and incorporated by reference herein. TrustCo had approximately 12,129 shareholders of record as of March 1, 2017, and the closing price of TrustCo’s common stock on that date was $8.50.

The following table provides information, as of December 31, 2016, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,084,041	$7.57	1,061,000
Total	2,084,041	$7.57	1,061,000

Index
The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2016.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2016	—	—	—	—
November 1 to November 30, 2016	43,660	$5.35	—	—
December 1 to December 31, 2016	32,474	$5.93	—	—
Total	76,134	$5.59	—	—
*Purchase relates to an employee exercise of incentive stock options.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2016, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this this Item 6 is incorporated herein by reference from the table captioned “FIVE YEAR SUMMARY OF FINANCIAL DATA” in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, which is filed as Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this this Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe Horwath LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, which is filed as Exhibit 13 hereto and incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe Horwath LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Index
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Executive Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Executive Officers of TrustCo.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2016 and 2015.

Consolidated Statements of Income -- Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Index
Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2016 and 2015.

Exhibits

See the Exhibit Index that appears at the end of this document and is incorporated herein.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 3, 2017	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	President and Chief Executive Officer (principal executive officer)	March 3, 2017

/s/ Michael M. Ozimek
Michael M. Ozimek	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 3, 2017

*
Dennis A. DeGennaro	Chairman	March 3, 2017

*
Brian C. Flynn	Director	March 3, 2017

*
Thomas O. Maggs	Director	March 3, 2017

*
Dr. Anthony J. Marinello	Director	March 3, 2017

*
William D. Powers	Director	March 3, 2017

*
William J. Purdy	Director	March 3, 2017

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney

Index
Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended, incorporated by reference to Exhibit 3(i) to TrustCo Bank Corp NY’s Report on Form 10-K, filed March 4 2016.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated September 16, 2008, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Report on Form 8-K, filed September 16, 2008.

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

10(g)*
Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated September 18, 2001 incorporated by reference to, Exhibit 10(l) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(h)*
Amendment No. 1 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(z) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(i)*
Amendment No. 2 to Amended and Restated TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(j)*
Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.4 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(k)*
Amendment No. 1, Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(f) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(l)*
Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008, incorporated by reference to Exhibit 99.3 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(m)*
Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to, Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(n)*
Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.

10(o)*	2004 TrustCo Directors Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115689), filed May 20, 2004.

Index
10(p)*
Amendment No. 1 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(aa) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(q)*
Amendment No. 2 to 2004 TrustCo Bank Corp NY Directors Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(r)*	2004 TrustCo Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-115674), filed May 20, 2004.

10(s)*
Amendment No. 1 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 20, 2005, incorporated by reference to Exhibit 10(x) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(t)*
Amendment No. 2 to 2004 TrustCo Bank Corp NY Stock Option Plan, dated December 28, 2005, incorporated by reference to Exhibit 10(y) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2005.

10(u)*
Amendment No. 3 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(v)*
Amendment No. 4 to 2004 TrustCo Bank Corp NY Stock Option Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(w)*
Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.9 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(x)*
Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 17, 2009.

10(y)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(z)*	Amended and Restated 2010 Equity Incentive Plan dated March 17, 2015, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 23, 2015.

10(aa)*	Amended and Restated 2010 Directors Equity Incentive Plan dated March 17, 2015, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 23, 2015

10(bb)*
Form of Incentive Stock Option Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(cc)*	Director Incentive Stock Option Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(dd)*	Director Restricted Stock Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(d) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(ee)*
Form of 2013-2015 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(ff)*
Form of Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

10(gg)*
Form of Directors Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

Index
10(hh)*
Employment Agreement among Trustco Bank, TrustCo Bank Corp NY And Robert M. Leonard, effective November 19, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 25, 2013.

10(ii)*
Amendment No. 1 to 2011 Restatement of Trustco Bank Executive Officer Incentive Plan, effective as of December 17, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 23, 2013.

10(jj)*
Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

10(kk)	Formal Agreement by and between Trustco Bank and the OCC dated July 21, 2015, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s first current report on Form 8-K filed July 21, 2015.

10(ll)*
Form of Consent and Waiver of officers of TrustCo Bank Corp NY and Trustco Bank, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(mm)*	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Form 8-K filed February 17, 2016.

10(nn)*
Form of 2016 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

11**	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2016 is incorporated herein by reference.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2016

21**	List of Subsidiaries of TrustCo

23**	Consent of Independent Registered Public Accounting Firm

24**	Power of Attorney

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.