Form 10-Q
period 2017-03-31
TRUSTCO BANK CORP N Y
filed 2017-05-05
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

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
☒Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        ☐Yes   ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2017
$1 Par Value	95,997,082

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Interest and dividend income:
Interest and fees on loans	$36,044	35,605
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	595	255
State and political subdivisions	12	14
Mortgage-backed securities and collateralized mortgage obligations-residential	1,958	2,116
Corporate bonds	151	-
Small Business Administration-guaranteed participation securities	415	476
Mortgage-backed securities and collateralized mortgage obligations-commercial	23	36
Other securities	4	4
Total interest and dividends on securities available for sale	3,158	2,901

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	316	402
Corporate bonds	154	154
Total interest on held to maturity securities	470	556

Federal Reserve Bank and Federal Home Loan Bank stock	134	120
Interest on federal funds sold and other short-term investments	1,246	844
Total interest income	41,052	40,026

Interest expense:
Interest on deposits:
Interest-bearing checking	124	114
Savings	430	604
Money market deposit accounts	466	496
Time deposits	2,283	2,373
Interest on short-term borrowings	349	257
Total interest expense	3,652	3,844

Net interest income	37,400	36,182
Provision for loan losses	600	800
Net interest income after provision for loan losses	36,800	35,382

Noninterest income:
Trustco financial services income	1,858	1,605
Fees for services to customers	2,637	2,661
Other	232	306
Total noninterest income	4,727	4,572

Noninterest expenses:
Salaries and employee benefits	10,210	9,003
Net occupancy expense	4,109	4,088
Equipment expense	1,556	1,514
Professional services	1,928	2,146
Outsourced services	1,500	1,551
Advertising expense	713	729
FDIC and other insurance	1,047	1,990
Other real estate expense, net	499	519
Other	2,457	1,899
Total noninterest expenses	24,019	23,439

Income before taxes	17,508	16,515
Income taxes	6,561	6,106

Net income	$10,947	10,409

Net income per share:
- Basic	$0.114	0.109

- Diluted	$0.114	0.109

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended March 31
	2017	2016

Net income	$10,947	10,409

Net unrealized holding gain on securities available for sale	1,179	8,035
Tax effect	(472)	(3,214)

Net unrealized gain on securities available for sale, net of tax	707	4,821

Amortization of net actuarial (gain) loss	(63)	33
Amortization of prior service cost	23	23
Tax effect	16	(23)
Amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans, net of tax	(24)	33

Other comprehensive income, net of tax	683	4,854
Comprehensive income	$11,630	15,263

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$41,352	48,719

Federal funds sold and other short term investments	641,839	658,555
Total cash and cash equivalents	683,191	707,274

Securities available for sale	647,560	620,360

Held to maturity securities (fair value 2017 $45,015; 2016 $47,526)	43,270	45,490

Federal Reserve Bank and Federal Home Loan Bank stock	9,579	9,579

Loans, net of deferred net costs	3,448,936	3,430,586
Less:
Allowance for loan losses	44,048	43,890
Net loans	3,404,888	3,386,696

Bank premises and equipment, net	35,175	35,466
Other assets	63,080	63,941

Total assets	$4,886,743	4,868,806

LIABILITIES:
Deposits:
Demand	$373,930	377,755
Interest-bearing checking	838,936	815,534
Savings accounts	1,287,802	1,271,449
Money market deposit accounts	583,909	571,962
Time deposits	1,113,892	1,159,463
Total deposits	4,198,469	4,196,163

Short-term borrowings	220,946	209,406
Accrued expenses and other liabilities	28,628	30,551

Total liabilities	$4,448,043	4,436,120

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 99,492,882 and 99,214,382 shares issued at March 31, 2017 and December 31, 2016, respectively	99,493	99,214
Surplus	172,628	171,425
Undivided profits	206,173	201,517
Accumulated other comprehensive loss, net of tax	(5,568)	(6,251)
Treasury stock at cost - 3,575,636 and 3,434,205 shares at March 31, 2017 and December 31, 2016, respectively	(34,026)	(33,219)

Total shareholders' equity	438,700	432,686

Total liabilities and shareholders' equity	$4,886,743	4,868,806

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
Beginning balance, January 1, 2016	$98,973	171,443	184,009	(4,781)	(36,334)	413,310
Net income	-	-	10,409	-	-	10,409
Other comprehensive income, net of tax	-	-	-	4,854	-	4,854
Cash dividend declared, $.0656 per share	-	-	(6,259)	-	-	(6,259)
Sale of treasury stock (106,351 shares)	-	(386)	-	-	1,041	655
Stock based compensation expense	-	56	-	-	-	56

Ending balance, March 31, 2016	$98,973	171,113	188,159	73	(35,293)	423,025

Beginning balance, January 1, 2017	$99,214	171,425	201,517	(6,251)	(33,219)	432,686
Net income	-	-	10,947	-	-	10,947
Other comprehensive income, net of tax	-	-	-	683	-	683
Cash dividend declared, $.0656 per share	-	-	(6,291)	-	-	(6,291)
Stock options exercised (278,500 shares)	279	1,224	-	-	-	1,503
Purchase of treasury stock (213,356 shares)	-	-	-	-	(1,503)	(1,503)
Sale of treasury stock (71,925 shares)	-	(63)	-	-	696	633
Stock based compensation expense	-	42	-	-	-	42

Ending balance, March 31, 2017	$99,493	172,628	206,173	(5,568)	(34,026)	438,700

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$10,947	10,409

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946	1,061
Net gain on sale of other real estate owned	(191)	-
Writedown of other real estate owned	188	346
Provision for loan losses	600	800
Deferred tax expense (benefit)	368	(179)
Net amortization of securities	1,114	1,152
Stock based compensation expense	42	56
Net loss on sale of bank premises and equipment	-	3
(Increase) decrease in taxes receivable	(411)	4,703
Decrease in interest receivable	328	264
(Decrease) increase in interest payable	(16)	48
Increase in other assets	(997)	(632)
Decrease in accrued expenses and other liabilities	(1,602)	(1,912)
Total adjustments	369	5,710
Net cash provided by operating activities	11,316	16,119

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	20,770	48,913
Proceeds from calls and maturities of held to maturity securities	2,220	2,891
Purchases of securities available for sale	(47,905)	(31,121)
Net increase in loans	(19,579)	(10,275)
Proceeds from dispositions of other real estate owned	1,867	1,461
Proceeds from dispositions of bank premises and equipment	-	18
Purchases of bank premises and equipment	(655)	(799)
Net cash (used in) provided by investing activities	(43,282)	11,088

Cash flows from financing activities:

Net increase in deposits	2,306	42,110
Net increase (decrease) in short-term borrowings	11,540	(21,698)
Proceeds from exercise of stock options	1,503	-
Stock based award tax withholding payments	(312)	-
Proceeds from sale of treasury stock	633	655
Purchases of treasury stock	(1,503)	-
Dividends paid	(6,284)	(6,252)
Net cash provided by financing activities	7,883	14,815
Net (decrease) increase in cash and cash equivalents	(24,083)	42,022
Cash and cash equivalents at beginning of period	707,274	718,156
Cash and cash equivalents at end of period	$683,191	760,178

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$3,668	3,796
Income taxes paid	6,150	1,360
Other non cash items:
Transfer of loans to other real estate owned	787	1,036
Increase in dividends payable	7	7
Change in unrealized gain on securities available for sale-gross of deferred taxes	1,179	8,035
Change in deferred tax effect on unrealized gain on securities available for sale	(472)	(3,214)
Amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	(40)	56
Change in deferred tax effect of amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	16	(23)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1)	Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2017 is not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2017, the results of operations and cash flows for the three months ended March 31, 2017 and 2016.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

Effective January 1, 2017, the Company adopted FASB issued ASU No. 2016-09, “Improvement to Employee Share-Based Payment Accounting” which amended existing guidance to simplify aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of these amendments did not have a material impact on the Consolidated Interim Financial Statements.

(2)	Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three months ended March 31, 2017 and 2016 is as follows:

(in thousands,except per share data)	For the three months ended March 31:
	2017	2016
Net income	$10,947	10,409
Weighted average common shares	95,879	95,365
Stock Options	108	47
Weighted average common shares including potential dilutive shares	95,987	95,412

Basic EPS	$0.114	0.109

Diluted EPS	$0.114	0.109

Index
For the three months ended March 31, 2017, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 553 thousand.  For the three months ended March 31, 2016 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.6 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3)	Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three months ended March 31, 2017 and 2016 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016

Service cost	$11	15	28	32
Interest cost	329	337	56	61
Expected return on plan assets	(686)	(644)	(191)	(181)
Amortization of net loss (gain)	23	87	(86)	(54)
Amortization of prior service cost	-	-	23	23
Net periodic benefit	$(323)	(205)	(170)	(119)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2017.  As of March 31, 2017, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4)	Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$165,026	4	2,689	162,341
State and political subdivisions	873	14	-	887
Corporate bonds	40,785	-	173	40,612
Mortgage backed securities and collateralized mortgage obligations - residential	362,665	132	5,114	357,683
Small Business Administration-guaranteed participation securities	77,567	-	2,138	75,429
Mortgage backed securities and collateralized mortgage obligations - commercial	10,045	-	122	9,923
Other	650	-	-	650
Total debt securities	657,611	150	10,236	647,525
Equity securities	35	-	-	35
Total securities available for sale	$657,646	150	10,236	647,560

(dollars in thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$119,887	-	2,621	117,266
State and political subdivisions	873	13	-	886
Mortgage backed securities and collateralized mortgage obligations - residential	378,068	123	5,883	372,308
Corporate bonds	40,956	-	251	40,705
Small Business Administration-guaranteed participation securities	81,026	-	2,527	78,499
Mortgage backed securities and collateralized mortgage obligations - commercial	10,130	-	119	10,011
Other	650	-	-	650
Total debt securities	631,590	136	11,401	620,325
Equity securities	35	-	-	35
Total securities available for sale	$631,625	136	11,401	620,360

Index
The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2017, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$30,044	29,980
Due in one year through five years	142,230	140,094
Due after five years through ten years	35,060	34,416
Due after ten years	-	-
Mortgage backed securities and collateralized mortgage obligations - residential	362,665	357,683
Small Business Administration-guaranteed participation securities	77,567	75,429
Mortgage backed securities and collateralized mortgage obligations - commercial	10,045	9,923
	$657,611	647,525

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$142,187	2,689	-	-	142,187	2,689
Mortgage backed securities and collateralized mortgage obligations - residential	345,977	5,004	4,466	110	350,443	5,114
Corporate bonds	40,612	173	-	-	40,612	173
Small Business Administration-guaranteed participation securities	61,474	1,590	13,955	548	75,429	2,138
Mortgage backed securities and collateralized mortgage obligations - commercial	9,923	122	-	-	9,923	122
Total	$600,173	9,578	18,421	658	618,594	10,236

Index
(dollars in thousands)	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$102,266	2,621	-	-	102,266	2,621
Mortgage backed securities and collateralized mortgage obligations - residential	359,622	5,766	4,713	117	364,335	5,883
Corporate bonds	40,705	251	-	-	40,705	251
Small Business Administration-guaranteed participation securities	64,560	1,960	13,940	567	78,500	2,527
Mortgage backed securities and collateralized mortgage obligations - commercial	10,011	119	-	-	10,011	119
Total	$577,164	10,717	18,653	684	595,817	11,401

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2017 and 2016 are as follows:

(dollars in thousands)	Three months ended March 31,
	2017	2016
Proceeds from sales	$-	-
Proceeds from calls	20,770	48,913
Gross realized gains	-	-
Gross realized losses	-	-

There were no sales of securities available for sale during the three months ended March 31, 2017 and 2016.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	March 31, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$33,276	1,557	-	34,833
Corporate bonds	9,994	188	-	10,182
Total held to maturity	$43,270	1,745	-	45,015

(dollars in thousands)	December 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$35,500	1,736	-	37,236
Corporate bonds	9,990	300	-	10,290
Total held to maturity	$45,490	2,036	-	47,526

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2017, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,994	10,182
Mortgage backed securities and collateralized mortgage obligations - residential	33,276	34,833
	$43,270	45,015

There were no held to maturity securities in an unrecognized loss position as of March 31, 2017 or December 31, 2016.

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2017 and 2016.

Index
(c) Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are evaluated for OTTI under FASB ASC Topic 320, Investments – Debt and Equity Securities (“ASC 320”).

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether any other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of March 31, 2017, the Company’s security portfolio included certain securities which were in an unrealized loss position.  The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

Index
(5)	Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	March 31, 2017
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$150,683	11,375	162,058
Other	22,048	345	22,393
Real estate mortgage - 1 to 4 family:
First mortgages	2,167,971	688,426	2,856,397
Home equity loans	61,913	11,618	73,531
Home equity lines of credit	279,986	46,294	326,280
Installment	6,447	1,830	8,277
Total loans, net	$2,689,048	759,888	3,448,936
Less: Allowance for loan losses			44,048
Net loans			$3,404,888

	December 31, 2016
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$151,366	12,243	163,609
Other	27,539	46	27,585
Real estate mortgage - 1 to 4 family:
First mortgages	2,158,904	665,183	2,824,087
Home equity loans	60,892	10,754	71,646
Home equity lines of credit	286,586	48,255	334,841
Installment	7,048	1,770	8,818
Total loans, net	$2,692,335	738,251	3,430,586
Less: Allowance for loan losses			43,890
Net loans			$3,386,696

*Includes New York, New Jersey, Vermont and Massachusetts

At March 31, 2017 and December 31, 2016, the Company had approximately $23.9 million and $24.8 million of real estate construction loans, respectively.  Of the $23.9 million in real estate construction loans at March 31, 2017, approximately $14.3 million are secured by second mortgages to residential borrowers while approximately $9.6 million were to commercial borrowers for residential construction projects. Of the $24.8 million in real estate construction loans at December 31, 2016, approximately $16.3 million are secured by second mortgages to residential borrowers while approximately $8.5 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	March 31, 2017
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,758	-	1,758
Other	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	19,445	1,440	20,885
Home equity loans	46	-	46
Home equity lines of credit	3,281	272	3,553
Installment	41	-	41
Total non-accrual loans	24,671	1,712	26,383
Restructured real estate mortgages - 1 to 4 family	41	-	41
Total nonperforming loans	$24,712	1,712	26,424

	December 31, 2016
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,843	-	1,843
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,727	1,659	19,386
Home equity loans	95	-	95
Home equity lines of credit	3,376	270	3,646
Installment	48	-	48
Total non-accrual loans	23,089	1,929	25,018
Restructured real estate mortgages - 1 to 4 family	42	-	42
Total nonperforming loans	$23,131	1,929	25,060

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2017 and December 31, 2016, other estate owned included $2.5 million and $3.5 million of residential foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $12.6 million and $12.5 million as of March 31, 2017 and December 31, 2016, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of March 31, 2017 and December 31, 2016 :

New York and other states:

	March 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$270	-	1,626	1,896	148,787	150,683
Other	-	-	100	100	21,948	22,048
Real estate mortgage - 1 to 4 family:
First mortgages	2,614	1,185	10,573	14,372	2,153,599	2,167,971
Home equity loans	5	3	22	30	61,883	61,913
Home equity lines of credit	402	179	1,684	2,265	277,721	279,986
Installment	20	8	22	50	6,397	6,447
Total	$3,311	1,375	14,027	18,713	2,670,335	2,689,048

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	11,375	11,375
Other	-	-	-	-	345	345
Real estate mortgage - 1 to 4 family:
First mortgages	1,656	393	571	2,620	685,806	688,426
Home equity loans	-	10	-	10	11,608	11,618
Home equity lines of credit	50	20	90	160	46,134	46,294
Installment	12	7	-	19	1,811	1,830
Total	$1,718	430	661	2,809	757,079	759,888

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$270	-	1,626	1,896	160,162	162,058
Other	-	-	100	100	22,293	22,393
Real estate mortgage - 1 to 4 family:
First mortgages	4,270	1,578	11,144	16,992	2,839,405	2,856,397
Home equity loans	5	13	22	40	73,491	73,531
Home equity lines of credit	452	199	1,774	2,425	323,855	326,280
Installment	32	15	22	69	8,208	8,277
Total	$5,029	1,805	14,688	21,522	3,427,414	3,448,936

Index
New York and other states:

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$50	43	1,706	1,799	149,567	151,366
Other	-	-	-	-	27,539	27,539
Real estate mortgage - 1 to 4 family:
First mortgages	6,379	2,924	9,643	18,946	2,139,958	2,158,904
Home equity loans	50	3	74	127	60,765	60,892
Home equity lines of credit	685	111	1,839	2,635	283,951	286,586
Installment	34	32	15	81	6,967	7,048
Total	$7,198	3,113	13,277	23,588	2,668,747	2,692,335

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	12,243	12,243
Other	-	-	-	-	46	46
Real estate mortgage - 1 to 4 family:
First mortgages	1,942	69	1,255	3,266	661,917	665,183
Home equity loans	19	-	-	19	10,735	10,754
Home equity lines of credit	-	-	156	156	48,099	48,255
Installment	30	6	-	36	1,734	1,770
Total	$1,991	75	1,411	3,477	734,774	738,251

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$50	43	1,706	1,799	161,810	163,609
Other	-	-	-	-	27,585	27,585
Real estate mortgage - 1 to 4 family:
First mortgages	8,321	2,993	10,898	22,212	2,801,875	2,824,087
Home equity loans	69	3	74	146	71,500	71,646
Home equity lines of credit	685	111	1,995	2,791	332,050	334,841
Installment	64	38	15	117	8,701	8,818
Total	$9,189	3,188	14,688	27,065	3,403,521	3,430,586

Index
At March 31, 2017 and December 31, 2016, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended March 31, 2017
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,929	38,231	730	43,890
Loans charged off:
New York and other states*	72	430	41	543
Florida	-	84	2	86
Total loan chargeoffs	72	514	43	629

Recoveries of loans previously charged off:
New York and other states*	8	169	10	187
Florida	-	-	-	-
Total recoveries	8	169	10	187
Net loans charged off	64	345	33	442
Provision for loan losses	(55)	695	(40)	600
Balance at end of period	$4,810	38,581	657	44,048

(dollars in thousands)	For the three months ended March 31, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,491	39,753	518	44,762
Loans charged off:
New York and other states*	264	889	81	1,234
Florida	-	84	16	100
Total loan chargeoffs	264	973	97	1,334

Recoveries of loans previously charged off:
New York and other states*	40	118	11	169
Florida	-	1	-	1
Total recoveries	40	119	11	170
Net loans charged off	224	854	86	1,164
Provision for loan losses	652	118	30	800
Balance at end of period	$4,919	39,017	462	44,398

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,810	38,581	657	44,048

Total ending allowance balance	$4,810	38,581	657	44,048

Loans:
Individually evaluated for impairment	$2,422	22,964	-	25,386
Collectively evaluated for impairment	182,029	3,233,244	8,277	3,423,550

Total ending loans balance	$184,451	3,256,208	8,277	3,448,936

	December 31, 2016
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,929	38,231	730	43,890

Total ending allowance balance	$4,929	38,231	730	43,890

Loans:
Individually evaluated for impairment	$2,418	21,607	-	24,025
Collectively evaluated for impairment	188,776	3,208,967	8,818	3,406,561

Total ending loans balance	$191,194	3,230,574	8,818	3,430,586

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at March 31, 2017 and December 31, 2016 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of March 31, 2017 and December 31, 2016:

New York and other states:

	March 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,322	3,514	-	2,282
Other	100	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	17,791	18,526	-	16,154
Home equity loans	275	311	-	269
Home equity lines of credit	2,139	2,301	-	2,039

Total	$22,627	24,752	-	20,844

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,077	2,168	-	2,714
Home equity loans	93	93	-	94
Home equity lines of credit	589	661	-	579

Total	$2,759	2,922	-	3,387

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,322	3,514	-	2,282
Other	100	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	19,868	20,694	-	18,868
Home equity loans	368	404	-	363
Home equity lines of credit	2,728	2,962	-	2,618

Total	$25,386	27,674	-	24,231

Index
New York and other states:

	December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,418	3,470	-	2,214
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	16,675	17,439	-	15,665
Home equity loans	269	305	-	251
Home equity lines of credit	1,999	2,160	-	1,806

Total	$21,361	23,374	-	19,936

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,009	2,100	-	1,800
Home equity loans	94	94	-	81
Home equity lines of credit	561	633	-	591

Total	$2,664	2,827	-	2,472

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,418	3,470	-	2,214
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	18,684	19,539	-	17,465
Home equity loans	363	399	-	332
Home equity lines of credit	2,560	2,793	-	2,397

Total	$24,025	26,201	-	22,408

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016 impaired loans included approximately $11.9 million and $11.5 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of March 31, 2017 and December 31, 2016, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 3/31/2017			Three months ended 3/31/2016
New York and other states*: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	11	$1,947	$1,947	12	$1,270	$1,270
Home equity loans	1	13	13	-	-	-
Home equity lines of credit	4	158	158	4	103	103

Total	16	$2,118	$2,118	16	$1,373	$1,373

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$80	$80	2	$245	$245
Home equity lines of credit	1	70	70	-	-	-

Total	2	$150	$150	2	$245	$245

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

Index
The following table presents, by class, TDR’s that defaulted during the three months ended March 31, 2017 and 2016 which had been modified within the last twelve months:

	Three months ended 3/31/2017		Three months ended 3/31/2016
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	2	$101
Home equity lines of credit	-	-	1	48

Total	-	$-	3	$149

Florida:

(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$80	-	$-
Home equity lines of credit	1	$70	-	$-

Total	2	$150	-	$-

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

Index
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “pass” rated loans.

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2017
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$137,482	13,201	150,683
Other	19,915	2,133	22,048

	$157,397	15,334	172,731

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$11,375	-	11,375
Other	345	-	345

	$11,720	-	11,720

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$148,857	13,201	162,058
Other	20,260	2,133	22,393

	$169,117	15,334	184,451

Index
	December 31, 2016
New York and other states:

(dollars in thousands)	Pass	Classified	Total
Commercial:
Commercial real estate	$136,676	14,690	151,366
Other	25,442	2,097	27,539

	$162,118	16,787	178,905

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$12,243	-	12,243
Other	46	-	46

	$12,289	-	12,289

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$148,919	14,690	163,609
Other	25,488	2,097	27,585

	$174,407	16,787	191,194

Included in classified loans in the above tables are impaired loans of $1.8 million at March 31, 2017 and December 31, 2016.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of March 31, 2017 and December 31, 2016 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of March 31, 2017 and December 31, 2016 is presented in the non-accrual loans table.

(6)	Fair Value of Financial Instruments

FASB Topic 820, Fair Value Measurements (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$162,341	$-	$162,341	$-
State and political subdivisions	887	-	887	-
Corporate bonds	40,612	-	40,612	-
Mortgage backed securities and collateralized mortgage obligations - residential	357,683	-	357,683	-
Small Business Administration-guaranteed participation securities	75,429	-	75,429	-
Mortgage backed securities and collateralized mortgage obligations - commercial	9,923	-	9,923	-
Other securities	685	35	650	-
Total securities available for sale	$647,560	$35	$647,525	$-

	Fair Value Measurements at
	December 31, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$117,266	$-	$117,266	$-
State and political subdivisions	886	-	886	-
Mortgage backed securities and collateralized mortgage obligations - residential	372,308	-	372,308	-
Corporate bonds	40,705	-	40,705	-
Small Business Administration-guaranteed participation securities	78,499	-	78,499	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,011	-	10,011	-
Other securities	685	35	650	-
Total securities available for sale	$620,360	$35	$620,325	$-

Index
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 and 2016.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2017 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$3,191	$-	$-	$3,191	Sales comparison approach	Adjustments for differences between comparable sales	2% - 13% (4%)
Impaired loans:
Commercial real estate	542	-	-	542	Sales comparison approach	Adjustments for differences between comparable sales	11% - 22% (20%)

Real estate mortgage - 1 to 4 family	920	-	-	920	Sales comparison approach	Adjustments for differences between comparable sales	5% - 17% (10%)

	Fair Value Measurements at December 31, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$4,268	$-	$-	$4,268	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)
Impaired loans:
Commercial real estate	1,250	-	-	1,250	Sales comparison approach	Adjustments for differences between comparable sales	7% - 35% (23%)

Real estate mortgage - 1 to 4 family	458	-	-	458	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $3.2 million at March 31, 2017 and consisted of $729 thousand of commercial real estate and $2.5 million of residential real estate properties. Valuation charges of $188 thousand are included in earnings for the three months ended March 31, 2017.

Of the total impaired loans of $25.4 million at March 31, 2017, $1.5 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2017.  Gross charge offs related to commercial impaired loans included in the table above were $72 thousand for the three months ended March 31, 2017 while gross charge offs related to residential impaired loans included in the table above were $59 thousand for the three months ended March 31, 2017.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $4.3 million at December 31, 2016 and consisted of $756 thousand of commercial real estate and $3.5 million of residential real estate properties. A valuation charge of $1.2 million is included in earnings for the year ended December 31, 2016.

Of the total impaired loans of $24.0 million at December 31, 2016, $1.7 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2016. Gross charge offs related to commercial impaired loans included in the table above were $482 thousand for the year ended December 31, 2016, while gross charge offs related to residential impaired loans included in the table above amounted to $226 thousand.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at March 31, 2017 and December 31, 2016 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at March 31, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$683,191	683,191	-	-	683,191
Securities available for sale	647,560	35	647,525	-	647,560
Held to maturity securities	43,270	-	45,015	-	45,015
Federal Reserve Bank and Federal Home Loan Bank stock	9,579	N/A	N/A	N/A	N/A
Net loans	3,404,888	-	-	3,399,832	3,399,832
Accrued interest receivable	10,742	34	2,855	7,853	10,742
Financial liabilities:
Demand deposits	373,930	373,930	-	-	373,930
Interest bearing deposits	3,824,539	2,710,647	1,108,640	-	3,819,287
Short-term borrowings	220,946	-	220,946	-	220,946
Accrued interest payable	510	91	419	-	510

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$707,274	707,274	-	-	707,274
Securities available for sale	620,360	35	620,325	-	620,360
Held to maturity securities	45,490	-	47,526	-	47,526
Federal Reserve Bank and Federal Home Loan Bank stock	9,579	N/A	N/A	N/A	N/A
Net loans	3,386,696	-	-	3,370,976	3,370,976
Accrued interest receivable	11,070	145	2,654	8,271	11,070
Financial liabilities:
Demand deposits	377,755	377,755	-	-	377,755
Interest bearing deposits	3,818,408	2,658,945	1,156,025	-	3,814,970
Short-term borrowings	209,406	-	209,406	-	209,406
Accrued interest payable	526	82	444	-	526

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

(7)	Accumulated Other Comprehensive (Loss) Income

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 3/31/17
(dollars in thousands)	Balance at 12/31/2016	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2017	Balance at 3/31/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,762)	707	-	707	(6,055)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	511	-	(24)	(24)	487
Accumulated other comprehensive (loss) income, net of tax	(6,251)	707	(24)	683	(5,568)

	Three months ended 3/31/2016
(dollars in thousands)	Balance at 12/31/2015	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2016	Balance at 3/31/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(4,492)	4,821	-	4,821	329
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	(289)	-	33	33	(256)
Accumulated other comprehensive (loss) income, net of tax	(4,781)	4,821	33	4,854	73

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	Three months ended March 31,
	2017	2016	Affected Line Item in Statements

Amortization of pension and postretirement benefit items

Amortization of net actuarial (gain) loss	(63)	33	Salaries and employee benefits
Amortization of prior service cost	23	23	Salaries and employee benefits
Income tax expense (benefit)	16	(23)	Income taxes
Net of tax	(24)	33

Total reclassifications, net of tax	$(24)	33

(8)	Agreement with the Office of the Comptroller of the Currency

On July 21, 2015 Trustco Bank (the “Bank”), the wholly owned subsidiary of the Company, entered into a formal agreement (the “Agreement”) with the Comptroller of the Currency of the United States (the “OCC”).

The Agreement relates to the findings of the OCC following an examination of the Bank. Since the completion of the examination and entry into the Agreement, the Bank believes it has been working diligently to address the findings of the examination and to develop and implement appropriate formal action plans.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing and ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients. The ASU is not expected to significantly impact the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” which amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The ASU is not expected to significantly impact the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which amended existing guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is evaluating the impact of ASU No. 2016-02 on its consolidated financial statements.

In June 2016, the FASB released ASU No. 2016-13, “Financial Instruments – Credit Losses” which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. The ASU represents a significant departure from current GAAP and the Company is evaluating the impact of the ASU on its consolidated financial statements, which includes developing a roadmap for implementation of the new standard.

Index
In January 2017, the FASB issued ASU No.2017-04, “Intangibles-Goodwill and Other (Topic 350)” which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The ASU is not expected to significantly impact the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No.2017-07, “Compensation-Retirement Benefits (Topic 715)”.  The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The ASU is not expected to significantly impact the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No.2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)”.  The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is evaluating the impact of ASU No. 2017-08 on its consolidated financial statements.

Index

Crowe Horwath LLP
Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of March 31, 2017, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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
May 5, 2017

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

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2016, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

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

•
the results of supervisory monitoring or examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;

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

•	adverse conditions in the securities markets that lead to impairment in the value of securities in TrustCo’s investment portfolio;
•	changes in law and policy accompanying the new presidential administration and uncertainty or speculation pending the enactment of such changes;
•
the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;

•	changes in consumer spending, borrowing and savings habits;
•
the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry, including new regulatory capital requirements that took effect for 2016;

•	changes in management personnel;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	technological changes and electronic, cyber and physical security breaches;
•	changes in local market areas and general business and economic trends, as well as changes in consumer spending and saving habits;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2016.

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

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2017 and 2016.

Index
Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2017, with comparisons to the corresponding period in 2016, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2016 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 3, 2017, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

During the first quarter of 2017 financial markets were influenced by both underlying economic conditions and by political developments, in particular expectations arising from initiatives expected to be pursued by the Trump administration.  Equity markets ended the first quarter up, with most of the gain coming early in the quarter.  For the full first quarter, the S&P 500 Index was up 5.5% and the Dow Jones Industrial Average was up 4.6%.  Credit markets continue to be driven by worldwide economic news and decreasing liquidity in some segments of the bond market.  The shape of the yield curve continued to flatten during the quarter, with average yields declining for the first quarter as compared to the second quarter.  The 10-year Treasury bond averaged 2.45% during Q1 compared to 2.14% in Q4, an increase of 31 basis points.  The 2-year Treasury bond average rate increased 23 basis points to 1.24%, resulting in a modest steepening of the curve.  The spread between the 10-year and the 2-year Treasury bonds increased from 1.13% on average in Q4 to 1.20% in Q1.  This spread had been declining over most of the last three years.  Even with the modest improvement in Q1, the spread remains at only half of the 2.42% level averaged during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range was increased by 25 basis points on March 15, 2017 to a range of 0.75% to 1.00%.  This increase follows a similar 25 basis point increase announced on December 14, 2016.  Spreads of most asset classes, including agency securities, corporates, municipals and mortgage-backed securities, were flat to down by the end of the quarter as compared to the levels seen at the end of 2016.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of any actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q1/16	Beg of Q1	0.16	1.06	1.76	2.27	1.21
	Peak	0.36	1.06	1.76	2.27	1.23
	Trough	0.16	0.64	1.11	1.63	0.95
	End of Q1	0.21	0.73	1.21	1.78	1.05
	Average in Q1	0.29	0.84	1.37	1.92	1.08

Q2/16	Beg of Q2	0.23	0.76	1.24	1.78	1.03
	Peak	0.35	0.92	1.41	1.94	1.08
	Trough	0.19	0.58	1.00	1.46	0.85
	End of Q2	0.26	0.58	1.01	1.49	0.91
	Average in Q2	0.26	0.77	1.24	1.75	0.98

Q3/16	Beg of Q3	0.28	0.59	1.00	1.46	0.87
	Peak	0.37	0.84	1.26	1.73	0.97
	Trough	0.18	0.56	0.94	1.37	0.76
	End of Q3	0.29	0.77	1.14	1.60	0.83
	Average in Q3	0.30	0.73	1.13	1.56	0.84

Q4/16	Beg of Q4	0.32	0.80	0.91	1.63	0.83
	Peak	0.55	1.29	1.61	2.60	1.34
	Trough	0.30	0.80	0.91	1.63	0.83
	End of Q4	0.51	1.20	1.47	2.45	1.25
	Average in Q4	0.43	1.01	1.24	2.14	1.13

Q1/17	Beg of Q1	0.16	1.06	1.76	2.27	1.21
	Peak	0.79	1.40	2.14	2.62	1.30
	Trough	0.50	1.12	1.80	2.31	1.11
	End of Q1	0.76	1.27	1.93	2.40	1.13
	Average in Q1	0.60	1.24	1.95	2.45	1.20

The United States economy continues to show some modest improvements in some areas, but continues to face challenges. Employment metrics have generally improved, but remain inconsistent and not particularly robust. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008, will eventually be reversed. How the Federal Reserve resolves its own balance sheet expansion has become an increasing focus of economists and market participants.  Economic activity in Europe, China and elsewhere has also improved in some aspects, but remains mixed.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and have fundamentally changed the way banks conduct business.  The new presidential administration has set policy initiatives that include attempts to reduce the regulatory burden; the timing and extent of any success on that front is yet to be determined.  Fiscal policy initiatives, particularly a plan to significantly reduce corporate tax rates could have a major impact on the economy and on TrustCo, but there is no certainty that those initiatives will take effect at all or will result in any timely and/or significant change.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at March 31, 2017, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $10.9 million, or $0.114 of diluted earnings per share, for the three months ended March 31, 2017, compared to net income of $10.4 million, or $0.109 of diluted earnings per share, in the same period in 2016.  Return on average assets was 0.91% and 0.89%, respectively, for the three months ended March 31, 2017 and 2016.  Return on average equity was 10.17% and 9.98%, respectively, for the three months ended March 31, 2017 and 2016.

The primary factors accounting for the change in net income for the three months ended March 31, 2017 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $149.3 million to $4.78 billion for the first quarter of 2017 compared to the same period in 2016.

•
An increase in taxable equivalent net interest margin for the first quarter of 2017 to 3.14% from 3.13% in the prior year period.  The increase in the margin, coupled with the increase in average earning assets, resulted in an increase of $1.2 million in taxable equivalent net interest income in the first quarter of 2017 compared to the first quarter of 2016.

•	An increase of $1.2 million in salaries and benefits expense for the first quarter of 2017 compared to the first quarter of 2016.

•	A decrease of $943 thousand in Federal Deposit Insurance Corporation (FDIC) and other insurance expense for the first quarter of 2017 compared to the first quarter of 2016.

•	A decrease of $218 thousand in Professional Services expense for the first quarter of 2017 compared to the first quarter of 2016 due to increased staffing and benefits costs.

Index
•	An increase of $558 thousand in Other expense for the first quarter of 2017 compared to the first quarter of 2016.

•	An increase of $455 thousand in income taxes in the first quarter of 2017 compared to the prior year due primarily to higher pre-tax earnings.

Regulatory Agreement
On July 21, 2015 Trustco Bank, the wholly owned subsidiary of the Company, entered into a formal agreement with the OCC (the “Agreement”).

The Agreement relates to the findings of the OCC following its regularly scheduled examination of the Bank in January 2015.  Since the completion of the examination and entry into the Agreement, the Bank believes it has been working diligently to address the findings of the examination and to develop and implement appropriate formal action plans.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2016 is a description of the effect interest rates had on the results for the year 2016 compared to 2015.  Many of the same market factors discussed in the 2016 Annual Report continued to have a significant impact on results through the first quarter of 2017.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. In December 2015, the target increased to a range of 0.25% to 0.50%, and  25 basis point increases in the target range were also announced in December of 2016 and March of 2017, producing the current range of 0.75% to 1.00%.  While FRB officials have pointed repeatedly to additional increases in 2017, the comments have not been completely consistent or clear in regard to expectations; any increases are likely to be supported only if economic conditions continue to improve.  In the March statement from the Federal Open Market Committee, it was noted that, “In determining the timing and size of future adjustments to the target range for the federal funds rate, the Committee will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The Committee will carefully monitor actual and expected inflation developments relative to its symmetric inflation goal. The Committee expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.”

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 4 basis points lower in the first quarter of 2017 relative to the prior year period.  Rates were flat or lower on all deposit categories as compared to the same period in 2016.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  In recent periods this includes the reinvestment of principal payments received on its holdings of agency securities, agency mortgage-backed securities and Treasury securities. While no longer increasing its holdings of these securities, the reinvestment of principal means that the existing holdings are not being unwound.  Eventually, management believes, the FRB will have to unwind these positions, which would likely put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  As noted, the 10-year Treasury yield was up 31 basis points, on average, during the first quarter of 2017 compared to the fourth quarter of 2016 and by 53 basis points as compared to the first quarter of 2016.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the first quarter of 2017 despite the increases seen during the quarter.

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

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has significant capacity to grow its balance sheet given its existing infrastructure.  The Company expects that growth to be profitable.  The current interest rate environment, however, has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial.

Index
For the first quarter of 2017, the net interest margin was 3.14%, up 1 basis point versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $34.5 million while the average yield increased 28 basis points in the first quarter of 2017 compared to the same period in 2016.  The decrease in the average balance helped to fund increases in investments and loans.

•
The average balance of securities available for sale increased by $51.9 million while the average yield remained flat at 1.97%.  The average balance of held to maturity securities decreased by $10.8 million and the average yield increased to 4.24% for the first quarter of 2017 compared to 4.03% for the same period in 2016, with the increase due to a combination of slower prepayment speeds on mortgage-backed securities and the fact that corporate securities, which have higher yields, comprised a larger component of the portfolio in the 2017 period than in the 2016 period.

•
The average loan portfolio grew by $142.5 million to $3.44 billion and the average yield decreased 14 basis points to 4.19% in the first quarter of 2017 compared to the same period in 2016.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off, as well as declines in higher yielding commercial and installment loans.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $115.5 million and the average rate paid decreased 4 basis points to 0.36% in the first quarter of 2017 compared to the same period in 2016.

During the first quarter of 2017, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.63 billion in the first quarter of 2016 to $4.78 billion in the same period of 2017 with an average yield of 3.44% in the first quarter of 2017 and 3.47% in the first quarter of 2016.  The shift in the mix of assets towards a higher proportion of loans, along with the increase in yield on cash, partly offset the declining yields on loans.  Interest income on average earning assets increased from $40.0 million in the first quarter of 2016 to $41.1 million in the first quarter of 2017, on a tax equivalent basis. The increase was the result of higher volume more than offsetting the decline in yield.

Index
Loans
The average balance of loans was $3.44 billion in the first quarter of 2017 and $3.30 billion in the comparable period in 2016.  The yield on loans decreased 14 basis points to 4.19%.  The higher average balances more than offset the lower yield, leading to an increase in the interest income on loans from $35.6 million in the first quarter of 2016 to $36.1 million in the first quarter of 2017.

Compared to the first quarter of 2016, the average balance of residential mortgage loans increased, however other loan categories decreased.  The average balance of residential mortgage loans was $2.91 billion in 2017 compared to $2.73 billion in 2016, an increase of 6.8%.  The average yield on residential mortgage loans decreased by 18 basis points to 4.17% in the first quarter of 2017 compared to 2016.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $13.8 million to an average balance of $187.6 million in the first quarter of 2017 compared to the same period in the prior year.  The average yield on this portfolio was down 2 basis points to 5.18%, compared to 5.20% in the prior year period.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 18 basis points to 3.74% during the first quarter of 2017 compared to 3.56% in the year earlier period.  The increase in yield is the result of prime rate increases which impacted some loans and a smaller proportion of lower yielding initial rate balances.  The average balances of home equity lines decreased 7.9% to $330.3 million in the first quarter of 2017 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2017 was $642.3 million compared to $590.3 million for the comparable period in 2016.  The increased balances reflect routine paydowns, calls, maturities and sales, offset by new investment purchases.  The average yield was 1.97% for the first quarter of 2017 and 2016 for the available for sale portfolio.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

Index
The net unrealized loss in the available for sale securities portfolio was $6.1 million as of March 31, 2017 compared to a net unrealized loss of $6.8 million as of December 31, 2016.  The unrealized loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $44.3 million for the first quarter of 2017 compared to $55.1 million in the first quarter of 2016.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 4.24% for the first quarter of 2017 compared to 4.03% for the year earlier period.  The higher yield reflects a modest change in mix and slower prepayments on mortgage-backed securities (MBS), which reduced premium amortization.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2017, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2017 first quarter average balance of Federal Funds sold and other short-term investments was $641.1 million, a $34.5 million decrease from the $675.6 million average for the same period in 2016.  The yield was 0.78% for the first quarter of 2017 and 0.50% for the comparable period in 2016.  Interest income from this portfolio increased $402 thousand from $844 thousand in 2016 to $1.2 million in 2017, reflecting the target rate increase that took effect in December of 2016 and the partial impact of the March 2017 target rate increase, partly offset by the decreased in balances.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $61.9 million to $3.80 billion for the first quarter of 2017 versus the first quarter in the prior year, and the average rate paid decreased from 0.39 for 2016 to 0.35% for 2017.  Total interest expense on these deposits decreased $284 thousand to $3.3 million in the first quarter of 2017 compared to the year earlier period.  From the first quarter of 2016 to the first quarter of 2017, interest bearing demand account average balances were up 10.1%, certificates of deposit average balances were flat, non-interest demand average balances were up 3.4%, average savings balances increased 1.0% and money market balances were down 3.9%.

Index
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

At March 31, 2017, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$933,108
1 to 2 years	126,530
2 to 3 years	50,320
3 to 4 years	2,768
4 to 5 years	950
Over 5 years	216
$1,113,892

Average short-term borrowings for the quarter were $229.7 million in 2017 compared to $176.1 million in 2016.  The average rate increased during this time period from 0.59% in 2016 to 0.61% in 2017.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $1.2 million to $37.4 million in the first quarter of 2017 compared to the same period in 2016.  The net interest spread was up 1 basis point to 3.08% in the first quarter of 2017 compared to the same in 2016. As previously noted, the net interest margin was up 1 basis points to 3.14% for the first quarter of 2017 compared to the same period in 2016.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

Index
The following describes the nonperforming assets of TrustCo as of March 31, 2017:

Nonperforming loans and foreclosed real estate: Total NPLs were $26.4 million at March 31, 2017, compared to $25.1 million at December 31, 2016 and $30.4 million at March 31, 2016.  There were $26.4 million of non-accrual loans at March 31, 2017 compared to $25.0 million at December 31, 2016 and $30.3 million at March 31, 2016.  There were no loans at March 31, 2017 and 2016 and December 31, 2016 that were past due 90 days or more and still accruing interest.

At March 31, 2017, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $26.4 million at March 31, 2017, $24.5 million were residential real estate loans, $1.9 million were commercial mortgages and $41 thousand were installment loans, compared to $23.1 million, $1.8 million and $48 thousand, respectively at December 31, 2016.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Annualized net chargeoffs were 0.04% of average residential real estate loans (including home equity lines of credit) for the first quarter of 2017 compared to 0.11% for the first quarter of 2016.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At March 31, 2017, 78.0% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 22.0% were in Florida.  Those figures compare to 78.5% and 21.5%, respectively at December 31, 2016.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 6.4% and 1.5%, respectively, as of March 31, 2017.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession.  Consequently, nonperforming loans (NPLs as a percentage of the portfolio) had generally been more heavily weighted towards Florida in recent years.  However conditions in Florida have improved more than in New York in recent periods and as of March 31, 2017, 6.5% of nonperforming loans were to Florida borrowers, compared to 93.5% in New York and surrounding areas.  For the three months ended March 31, 2017, New York and surrounding areas experienced net chargeoffs of approximately $356 thousand, compared to $86 thousand in Florida.

Index
Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2017, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $2.4 million of commercial mortgages and commercial loans classified as impaired as of March 31, 2017 compared to $2.4 million at December 31, 2016.  There were $23.0 million of impaired residential loans at March 31, 2017 and $21.6 million at December 31, 2016.  The average balances of all impaired loans were $24.2 million for the three months of 2017 and $22.4 million for the full year 2016.

As of March 31, 2017 and December 31, 2016, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At March 31, 2017 there was $3.2 million of foreclosed real estate compared to $4.3 million at December 31, 2016.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of March 31, 2017		As of December 31, 2016
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,687	5.07%	$4,820	5.32%
Real estate - construction	$307	0.69%	318	0.72%
Real estate mortgage - 1 to 4 family	$32,924	84.54%	32,452	83.94%
Home equity lines of credit	$5,473	9.46%	5,570	9.76%
Installment Loans	$657	0.24%	730	0.26%
	$44,048	100.00%	$43,890	100.00%

At March 31, 2017, the allowance for loan losses was $44.0 million, compared to $44.4 million at March 31, 2016 and $43.9 million at December 31, 2016.  The allowance represents 1.28% of the loan portfolio as of March 31, 2017 compared to 1.34% at March 31, 2016 and 1.28% at December 31, 2016.

The provision for loan losses was $600 thousand for the quarter ended March 31, 2017 and $800 thousand for the quarter ended March 31, 2016.  Net chargeoffs for the three-month period ended March 31, 2017 were $442 thousand and were $1.2 million in the prior year period.

Index
During the first quarter of 2017, there were $72 thousand of gross commercial loan chargeoffs and $557 thousand of gross residential mortgage and consumer loan chargeoffs as compared with $264 thousand of gross commercial loan chargeoffs and $1.1 million of residential mortgage and consumer loan chargeoffs in the first quarter of 2016.  Gross recoveries during the first quarter of 2017 were $8 thousand for commercial loans and $179 thousand for residential mortgage and consumer loans, compared to $40 thousand for commercial loans and $130 thousand for residential and consumer in the first quarter of 2016.

In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

•	The magnitude and nature of recent loan chargeoffs and recoveries;
•	The growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and;
•	The economic environment in the Upstate New York and Florida territories over the last several years, as well as in the Company’s other market areas.

Management continues to monitor these factors in determining the provision for loan losses in relation to loan chargeoffs, recoveries, the level and trends of nonperforming loans and overall economic conditions in the Company’s market territories.

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.  As noted, the Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  As previously stated, the Bank is a member of the FHLBNY and is an eligible borrower at the FRBNY and has the ability to borrow utilizing securities and/or loans as collateral in regard to the FHLBNY and against securities in regard to the FRBNY.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

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

Index
Using this model, the fair value of capital projections as of March 31, 2017 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2017. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of March 31, 2017	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.90%
+300 BP	21.11
+200 BP	22.27
+100 BP	23.28
Current rates	23.53
-100 BP	22.02

Noninterest Income
Total noninterest income for the first quarter of 2017 was $4.7 million, compared to $4.6 million in the prior year period.  The increase of $364 thousand was due to an increase in Trustco Financial Services income.  There were no securities gains in either quarter.  The increase in Trustco Financial Services income was primarily due to higher tax preparation fees.  The fair value of assets under management was $846 million at both March 31, 2017 and December 31, 2016 and $844 million at March 31, 2016.  The total of fees for other services to customers plus other income was $2.9 million in the first quarter of 2017, down $98 thousand versus the prior year quarter.

Noninterest Expenses
Total noninterest expenses were $24.0 million for the three months ended March 31, 2017, compared to $23.4 million for the three months ended March 31, 2016.  The largest cause of the increase in expenses was a $1.2 million increase in salaries and benefits, which was mostly offset by a $943 thousand decrease in FDIC and other insurance expenses.  The latter change was due to a change in the premium charged by the FDIC.  Going forward we expect that the quarterly FDIC expense will approximate the level recorded in the first quarter of 2017, excluding the impact of balance sheet growth.  The only expense category to see a meaningful increase was the “other” line, which was up $558 thousand in the first quarter of 2017 as compared to the year-ago period.  Full time equivalent headcount increased from 784 as of March 31, 2016 to 802 as of March 31, 2017.

Index
Income Taxes
In the first quarter of 2017, TrustCo recognized income tax expense of $6.6 million compared to $6.1 million for the first quarter of 2016.  The effective tax rates were 37.5% and 37.0% for the first quarters of 2017 and 2016, respectively.

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

Trustco Bank’s Agreement with the OCC requires the Bank to develop and comply with a capital plan, and the Bank may declare or pay a dividend or make a capital distribution only (a) when the Bank is in compliance with its approved written capital plan, and would remain in compliance with such capital plan immediately following the declaration or payment of any dividend or capital distribution and (b) following OCC approval under OCC capital distribution rules.

Total shareholders’ equity at March 31, 2017 was $438.7 million compared to $423.0 million at March 31, 2016. TrustCo declared a dividend of $0.065625 per share in the first quarter of 2016.  This results in a dividend payout ratio of 57.47% based on first quarter 2017 earnings of $10.9 million.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2017 and December 31, 2016:

(Bank Only)

(dollars in thousands)	As of March 31, 2017		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage capital	$429,771	8.844%	5.000%	4.000
Common equity tier 1 capital	429,771	17.338	6.500	5.750
Tier 1 risk-based capital	429,771	17.338	8.000	7.250
Total risk-based capital	460,920	18.595	10.000	9.250

(dollars in thousands)	As of December 31, 2016		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$424,802	8.829%	5.000%	4.000%
Common equity tier 1 capital	424,802	17.238	6.500	5.125
Tier 1 risk-based capital	424,802	17.238	8.000	6.625
Total risk-based capital	455,772	18.492	10.000	8.625

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2017 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.25 percent
(3)	The December 31, 2016 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 0.625 percent

(Consolidated)

(dollars in thousands)	As of March 31, 2017
	Amount	Ratio

Tier 1 leverage capital	$443,714	9.117%
Common equity tier 1 capital	443,714	17.891
Tier 1 risk-based capital	443,714	17.891
Total risk-based capital	474,880	19.147

(dollars in thousands)	As of December 31, 2016
	Amount	Ratio

Leverage capital	$438,426	9.110%
Common equity tier 1 capital	438,426	17.782
Tier 1 risk-based capital	438,426	17.782
Total risk-based capital	469,411	19.038

In addition, at March 31, 2017, the consolidated equity to total assets ratio was 8.98%, compared to 8.89% at December 31, 2016 and 8.88% at March 31, 2016.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements. On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk-based capital requirements and, for the first time, subjected the Company to consolidated regulatory capital requirements. Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements. In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses. The new rule will be phased-in over several years and will be fully in effect in 2019.  Calendar year 2016 was the second year of implementation of the new capital rules. Prior to January 2015, the Company had not been subject to consolidated regulatory capital requirements.

As of March 31, 2017, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including if the current (and also if the fully phased-in) capital conservation buffer is taken into account.

Index
Under the OCC’s “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At March 31, 2017 and 2016, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 57.47% of net income for the first quarter of 2017 and 60.1% of net income for the first quarter of 2016. The per-share dividend paid in both the first quarters of 2016 and 2017 was $0.065625. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements and the Bank’s compliance with the capital plan required under the terms of the Bank’s July 21, 2015 Agreement with the OCC. Under the OCC agreement, the Bank may declare or pay a dividend or make a capital distribution only (a) when the Bank is in compliance with its approved written capital plan, and would remain in compliance with such Capital Plan immediately following the declaration or payment of any dividend or capital distribution, and (b) following OCC approval under OCC capital distribution rules. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement. In addition, under the Agreement signed with the OCC in 2015, the payment of dividends by the Bank are subject to prior approval.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 12,000 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Critical Accounting Policies:
Pursuant to Securities and Exchange Commission (SEC) guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of ($5.8) million in 2017 and ($2.2) million in 2016.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended March 31, 2017			Three months ended March 31, 2016
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$142,495	595	1.67%	$75,031	255	1.36%	$340	(168)	508
Mortgage backed securities and collateralized mortgage obligations-residential	367,956	1,958	2.13%	412,499	2,116	2.05%	(158)	(247)	89
State and political subdivisions	873	19	8.71%	1,114	22	7.90%	(3)	(14)	11
Corporate bonds	41,580	151	1.45%	-	-	0.00%	151	151	-
Small Business Administration-guaranteed participation securities	78,591	415	2.11%	90,611	476	2.10%	(61)	(76)	15
Mortgage backed securities and collateralized mortgage obligations-commercial	10,089	23	0.91%	10,394	36	1.40%	(13)	(8)	(5)
Other	685	4	2.34%	685	4	2.34%	-	-	-

Total securities available for sale	642,269	3,165	1.97%	590,334	2,909	1.97%	256	(363)	619

Federal funds sold and other short-term Investments	641,126	1,246	0.78%	675,586	844	0.50%	402	(40)	442

Held to maturity securities:
Corporate bonds	9,992	154	6.16%	9,977	154	6.17%	-	1	(1)
Mortgage backed securities and collateralized mortgage obligations-residential	34,303	316	3.68%	45,112	402	3.56%	(86)	(170)	84

Total held to maturity securities	44,295	470	4.24%	55,089	556	4.03%	(86)	(169)	83

Federal Reserve Bank and Federal Home Loan Bank stock	9,579	134	5.60%	9,480	120	5.06%	14	1	13

Commercial loans	187,590	2,429	5.18%	201,367	2,617	5.20%	(188)	(114)	(74)
Residential mortgage loans	2,911,987	30,367	4.17%	2,726,811	29,622	4.35%	745	6,563	(5,818)
Home equity lines of credit	330,338	3,085	3.74%	358,817	3,179	3.56%	(94)	(846)	752
Installment loans	8,228	169	8.22%	8,659	193	8.94%	(24)	(163)	139

Loans, net of unearned income	3,438,143	36,050	4.19%	3,295,654	35,611	4.33%	439	5,439	(5,000)

Total interest earning assets	4,775,412	41,065	3.44%	4,626,143	40,040	3.47%	1,025	4,868	(3,843)

Allowance for loan losses	(44,236)			(45,271)
Cash & non-interest earning assets	130,186			135,532

Total assets	$4,861,362			$4,716,404

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$809,039	124	0.06%	$735,098	114	0.06%	10	10	-
Money market accounts	580,006	466	0.32%	603,774	496	0.33%	(30)	(17)	(13)
Savings	1,274,757	430	0.13%	1,262,467	604	0.19%	(174)	40	(214)
Time deposits	1,133,942	2,283	0.81%	1,134,459	2,373	0.84%	(90)	(1)	(89)

Total interest bearing deposits	3,797,744	3,303	0.35%	3,735,798	3,587	0.39%	(284)	32	(316)
Short-term borrowings	229,719	349	0.61%	176,119	257	0.59%	92	83	9

Total interest bearing liabilities	4,027,463	3,652	0.36%	3,911,917	3,844	0.40%	(192)	115	(307)

Demand deposits	370,552			358,224
Other liabilities	26,781			26,917
Shareholders' equity	436,566			419,346

Total liabilities and shareholders' equity	$4,861,362			$4,716,404

Net interest income , tax equivalent		37,413			36,196		$1,217	4,753	(3,536)

Net interest spread			3.08%			3.07%

Net interest margin (net interest income to total interest earning assets)			3.14%			3.13%

Tax equivalent adjustment		(13)			(14)

Net interest income		37,400			36,182

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2016, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2017 and 2016, the Company continues to respond to changes in interest rates in a fashion to position the Company to meet short term earning goals and to also allow the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2017, the Company had an average balance of Federal Funds sold and other short-term investments of $641.1 million compared to $675.6 million in the first quarter of 2016.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: May 5, 2017

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