Form 10-Q
period 2017-06-30
TRUSTCO BANK CORP N Y
filed 2017-08-04
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(518) 377‑3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted  on  its  corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2017
$1 Par Value	96,101,978

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest and dividend income:
Interest and fees on loans	$36,662	35,652	72,706	71,257
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	607	404	1,202	659
State and political subdivisions	11	13	23	27
Mortgage-backed securities and collateralized mortgage obligations-residential	1,944	2,169	3,902	4,285
Corporate bonds	154	-	305	-
Small Business Administration-guaranteed participation securities	394	450	809	926
Mortgage-backed securities and collateralized mortgage obligations-commercial	21	38	44	74
Other securities	4	4	8	8
Total interest and dividends on securities available for sale	3,135	3,078	6,293	5,979

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	296	374	612	775
Corporate bonds	154	154	308	308
Total interest on held to maturity securities	450	528	920	1,083

Federal Reserve Bank and Federal Home Loan Bank stock	134	118	268	238
Interest on federal funds sold and other short-term investments	1,727	832	2,973	1,677
Total interest income	42,108	40,208	83,160	80,234

Interest expense:
Interest on deposits:
Interest-bearing checking	134	116	258	230
Savings	435	604	865	1,208
Money market deposit accounts	468	467	934	962
Time deposits	2,181	2,460	4,464	4,833
Interest on short-term borrowings	349	262	698	519
Total interest expense	3,567	3,909	7,219	7,752

Net interest income	38,541	36,299	75,941	72,482
Provision for loan losses	550	800	1,150	1,600
Net interest income after provision for loan losses	37,991	35,499	74,791	70,882

Noninterest income:
Trustco financial services income	1,425	1,512	3,283	3,117
Fees for services to customers	2,797	2,737	5,434	5,398
Net gain on securities transactions	-	668	-	668
Other	282	282	514	588
Total noninterest income	4,504	5,199	9,231	9,771

Noninterest expenses:
Salaries and employee benefits	9,559	8,934	19,769	17,937
Net occupancy expense	4,267	3,918	8,376	8,006
Equipment expense	1,428	1,840	2,984	3,354
Professional services	1,963	2,098	3,891	4,244
Outsourced services	1,500	1,425	3,000	2,976
Advertising expense	607	570	1,320	1,299
FDIC and other insurance	1,012	1,949	2,059	3,939
Other real estate (income) expense, net	(4)	423	495	942
Other	2,581	2,817	5,038	4,715
Total noninterest expenses	22,913	23,974	46,932	47,412

Income before taxes	19,582	16,724	37,090	33,241
Income taxes	7,342	6,260	13,903	12,366

Net income	$12,240	10,464	23,187	20,875

Net income per share:
- Basic	$0.127	0.110	0.242	0.219

- Diluted	$0.127	0.109	0.241	0.219

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Net income	$12,240	10,464	23,187	20,875

Net unrealized holding gain on securities available for sale	3,343	4,565	4,522	12,600
Reclassification adjustments for net gain recognized in income	-	(668)	-	(668)
Tax effect	(1,337)	(1,559)	(1,809)	(4,773)

Net unrealized gain on securities available for sale, net of tax	2,006	2,338	2,713	7,159

Amortization of net actuarial gain	(73)	(50)	(136)	(17)
Amortization of prior service cost	22	22	45	45
Tax effect	20	12	36	(11)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(31)	(16)	(55)	17

Other comprehensive income, net of tax	1,975	2,322	2,658	7,176
Comprehensive income	$14,215	12,786	25,845	28,051

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	June, 2017	December 31, 2016
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$43,783	48,719

Federal funds sold and other short term investments	663,360	658,555
Total cash and cash equivalents	707,143	707,274

Securities available for sale	605,457	620,360

Held to maturity securities (fair value 2017 $42,803; 2016 $47,526)	41,208	45,490

Federal Reserve Bank and Federal Home Loan Bank stock	9,723	9,579

Loans, net of deferred net costs	3,507,473	3,430,586
Less:
Allowance for loan losses	44,162	43,890
Net loans	3,463,311	3,386,696

Bank premises and equipment, net	35,174	35,466
Other assets	58,466	63,941

Total assets	$4,920,482	4,868,806

LIABILITIES:
Deposits:
Demand	$390,120	377,755
Interest-bearing checking	871,004	815,534
Savings accounts	1,285,886	1,271,449
Money market deposit accounts	572,580	571,962
Time deposits	1,088,824	1,159,463
Total deposits	4,208,414	4,196,163

Short-term borrowings	233,621	209,406
Accrued expenses and other liabilities	31,081	30,551

Total liabilities	$4,473,116	4,436,120

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 99,510,682 and 99,214,382 shares issued at June 30, 2017 and December 31, 2016, respectively	99,511	99,214
Surplus	172,603	171,425
Undivided profits	212,112	201,517
Accumulated other comprehensive loss, net of tax	(3,593)	(6,251)
Treasury stock at cost - 3,495,799 and 3,434,205 shares at
June 30, 2017 and December 31, 2016, respectively	(33,267)	(33,219)

Total shareholders' equity	447,366	432,686

Total liabilities and shareholders' equity	$4,920,482	4,868,806

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2016	$98,973	171,443	184,009	(4,781)	(36,334)	413,310
Net income	-	-	20,875	-	-	20,875
Other comprehensive income, net of tax	-	-	-	7,176	-	7,176
Cash dividend declared, $.1312 per share	-	-	(12,528)	-	-	(12,528)
Stock options exercised (97,600 shares)	98	404	-	-	-	502
Purchase of treasury stock (80,769 shares)	-	-	-	-	(489)	(489)
Sale of treasury stock (213,748 shares)	-	(785)	-	-	2,092	1,307
Stock based compensation expense	-	112	-	-	-	112

Ending balance,June 30, 2016	$99,071	171,174	192,356	2,395	(34,731)	430,265

Beginning balance, January 1, 2017	$99,214	171,425	201,517	(6,251)	(33,219)	432,686
Net income	-	-	23,187	-	-	23,187
Other comprehensive income, net of tax	-	-	-	2,658	-	2,658
Cash dividend declared, $.1312 per share	-	-	(12,592)	-	-	(12,592)
Stock options exercised (296,300 shares)	297	1,298	-	-	-	1,595
Purchase of treasury stock (213,356 shares)	-	-	-	-	(1,503)	(1,503)
Sale of treasury stock (151,762 shares)	-	(199)	-	-	1,455	1,256
Stock based compensation expense	-	79	-	-	-	79

Ending balance, June 30, 2017	$99,511	172,603	212,112	(3,593)	(33,267)	447,366

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$23,187	20,875

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,898	2,071
Net gain on sale of other real estate owned	(507)	(363)
Writedown of other real estate owned	362	606
Provision for loan losses	1,150	1,600
Deferred tax expense	693	1,211
Net amortization of securities	2,244	2,453
Stock based compensation expense	79	112
Net loss on sale of bank premises and equipment	-	(62)
Net gain on sales of securities	-	(668)
Decrease in taxes receivable	4,087	1,996
Decrease in interest receivable	(213)	(442)
(Decrease) increase in interest payable	(64)	17
Increase in other assets	(1,639)	(1,530)
Increase (decrease) in accrued expenses and other liabilities	910	(599)
Total adjustments	9,000	6,402
Net cash provided by operating activities	32,187	27,277

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	73,569	134,550
Proceeds from calls and maturities of held to maturity securities	4,282	5,781
Purchases of securities available for sale	(56,388)	(144,422)
Proceeds from maturities of securities available for sale	-	550
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(144)	(99)
Net increase in loans	(80,030)	(54,636)
Proceeds from dispositions of other real estate owned	3,093	4,058
Proceeds from dispositions of bank premises and equipment	-	58
Purchases of bank premises and equipment	(1,606)	(1,217)
Net cash (used in) provided by investing activities	(57,224)	(55,377)

Cash flows from financing activities:

Net increase in deposits	12,251	80,249
Net increase (decrease) in short-term borrowings	24,215	(684)
Proceeds from exercise of stock options	1,595	502
Stock based award tax withholding payments	(333)	(32)
Proceeds from sale of treasury stock	1,256	1,307
Purchases of treasury stock	(1,503)	(489)
Dividends paid	(12,575)	(12,513)
Net cash provided by financing activities	24,906	68,340
Net (decrease) increase in cash and cash equivalents	(131)	40,240
Cash and cash equivalents at beginning of period	707,274	718,156
Cash and cash equivalents at end of period	$707,143	758,396

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$7,283	7,735
Income taxes paid	9,808	10,485
Other non cash items:
Transfer of loans to other real estate owned	2,265	2,448
Increase in dividends payable	17	15
Change in unrealized gain on securities available for sale-gross of deferred taxes	4,522	11,932
Change in deferred tax effect on unrealized gain on securities available for sale	(1,809)	(4,773)
Amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	(91)	28
Change in deferred tax effect of amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	36	(11)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2017 is not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary for fair presentation.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2017 and 2016 is as follows:

(in thousands, except per share data)	For the three months ended June 30:		For the six months ended June 30:

	2017	2016	2017	2016
Net income	$12,240	10,464	$23,187	20,875
Weighted average common shares	96,003	95,487	95,944	95,426
Stock Options	70	93	90	70
Weighted average common shares including potential dilutive shares	96,073	95,580	96,034	95,496

Basic EPS	$0.127	0.110	$0.242	0.219

Diluted EPS	$0.127	0.109	$0.241	0.219

Index
For the three and six months ended June 30, 2017, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 412 thousand.  For the three and six months ended June 30, 2016 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.6 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three and six months ended June 30, 2017 and 2016 for its pension and other postretirement benefit plans:

	For the three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016

Service cost	$11	16	23	32
Interest cost	322	349	54	61
Expected return on plan assets	(686)	(681)	(190)	(180)
Amortization of net loss (gain)	10	5	(83)	(55)
Amortization of prior service cost	-	-	22	22
Net periodic benefit	$(343)	(311)	(174)	(120)

	For the six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016

Service cost	$22	31	51	64
Interest cost	651	686	110	123
Expected return on plan assets	(1,372)	(1,325)	(381)	(360)
Amortization of net loss (gain)	33	92	(169)	(109)
Amortization of prior service cost	-	-	45	45
Net periodic benefit	$(666)	(516)	(344)	(237)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2017.  As of June 30, 2017, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$129,939	71	1,624	128,386
State and political subdivisions	523	13	-	536
Corporate bonds	40,613	-	115	40,498
Mortgage backed securities and collateralized mortgage obligations - residential	355,966	177	3,552	352,591
Small Business Administration- guaranteed participation securities	74,514	-	1,656	72,858
Mortgage backed securities and collateralized mortgage obligations - commercial	9,960	-	57	9,903
Other	650	-	-	650
Total debt securities	612,165	261	7,004	605,422
Equity securities	35	-	-	35
Total securities available for sale	$612,200	261	7,004	605,457

(dollars in thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$119,887	-	2,621	117,266
State and political subdivisions	873	13	-	886
Mortgage backed securities and collateralized mortgage obligations - residential	378,068	123	5,883	372,308
Corporate bonds	40,956	-	251	40,705
Small Business Administration- guaranteed participation securities	81,026	-	2,527	78,499
Mortgage backed securities and collateralized mortgage obligations - commercial	10,130	-	119	10,011
Other	650	-	-	650
Total debt securities	631,590	136	11,401	620,325
Equity securities	35	-	-	35
Total securities available for sale	$631,625	136	11,401	620,360

Index
The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2017, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$50,482	50,397
Due in one year through five years	111,183	109,607
Due after five years through ten years	10,060	10,066
Due after ten years	-	-
Mortgage backed securities and collateralized mortgage obligations - residential	355,966	352,591
Small Business Administration- guaranteed participation securities	74,514	72,858
Mortgage backed securities and collateralized mortgage obligations - commercial	9,960	9,903
	$612,165	605,422

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$88,286	1,602	14,978	22	103,264	1,624
Mortgage backed securities and collateralized mortgage obligations - residential	320,377	3,361	11,024	191	331,401	3,552
Corporate bonds	40,498	115	-	-	40,498	115
Small Business Administration- guaranteed participation securities	60,095	1,200	12,763	456	72,858	1,656
Mortgage backed securities and collateralized mortgage obligations - commercial	9,903	57	-	-	9,903	57

Total	$519,159	6,335	38,765	669	557,924	7,004

Index
(dollars in thousands)	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$102,266	2,621	-	-	102,266	2,621
Mortgage backed securities and collateralized mortgage obligations - residential	359,622	5,766	4,713	117	364,335	5,883
Corporate bonds	40,705	251	-	-	40,705	251
Small Business Administration- guaranteed participation securities	64,560	1,960	13,940	567	78,500	2,527
Mortgage backed securities and collateralized mortgage obligations - commercial	10,011	119	-	-	10,011	119

Total	$577,164	10,717	18,653	684	595,817	11,401

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2017 and 2016 are as follows:

(dollars in thousands)	Three months ended June 30,
	2017	2016

Proceeds from sales	$-	44,829
Proceeds from calls	52,799	40,808
Gross realized gains	-	668
Gross realized losses	-	-

(dollars in thousands)	Six months ended June 30,
	2017	2016

Proceeds from sales	$-	44,829
Proceeds from calls	73,569	89,721
Gross realized gains	-	668
Gross realized losses	-	-

There were no sales of securities available for sale during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, income tax expense recognized on net gains on sales of securities available for sale was approximately $267 thousand.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	June 30, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$31,211	1,520	-	32,731
Corporate bonds	9,997	75	-	10,072
Total held to maturity	$41,208	1,595	-	42,803

(dollars in thousands)	December 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$35,500	1,736	-	37,236
Corporate bonds	9,990	300	-	10,290
Total held to maturity	$45,490	2,036	-	47,526

The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2017, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,997	10,072
Mortgage backed securities and collateralized mortgage obligations - residential	31,211	32,731
	$41,208	42,803

There were no held to maturity securities in an unrecognized loss position as of June 30, 2017 or December 31, 2016.

There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the Company’s security portfolios included certain securities which were in an unrealized loss position.  The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2017
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$149,245	11,099	160,344
Other	22,342	349	22,691
Real estate mortgage - 1 to 4 family:
First mortgages	2,208,078	714,360	2,922,438
Home equity loans	64,387	12,481	76,868
Home equity lines of credit	271,480	45,194	316,674
Installment	7,061	1,397	8,458
Total loans, net	$2,722,593	784,880	3,507,473
Less: Allowance for loan losses			44,162
Net loans			$3,463,311

	December 31, 2016
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$151,366	12,243	163,609
Other	27,539	46	27,585
Real estate mortgage - 1 to 4 family:
First mortgages	2,158,904	665,183	2,824,087
Home equity loans	60,892	10,754	71,646
Home equity lines of credit	286,586	48,255	334,841
Installment	7,048	1,770	8,818
Total loans, net	$2,692,335	738,251	3,430,586
Less: Allowance for loan losses			43,890
Net loans			$3,386,696

*Includes New York, New Jersey, Vermont and Massachusetts

At June 30, 2017 and December 31, 2016, the Company had approximately $23.8 million and $24.8 million of real estate construction loans, respectively.  Of the $23.8 million in real estate construction loans at June 30, 2017, approximately $14.6 million are secured by first mortgages to residential borrowers while approximately $9.2 million were to commercial borrowers for residential construction projects. Of the $24.8 million in real estate construction loans at December 31, 2016, approximately $16.3 million are secured by first mortgages to residential borrowers while approximately $8.5 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	June 30, 2017
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,611	-	1,611
Other	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	17,178	1,870	19,048
Home equity loans	48	-	48
Home equity lines of credit	3,413	242	3,655
Installment	25	-	25
Total non-accrual loans	22,375	2,112	24,487
Restructured real estate mortgages - 1 to 4 family	41	-	41
Total nonperforming loans	$22,416	2,112	24,528

	December 31, 2016
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,843	-	1,843
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,727	1,659	19,386
Home equity loans	95	-	95
Home equity lines of credit	3,376	270	3,646
Installment	48	-	48
Total non-accrual loans	23,089	1,929	25,018
Restructured real estate mortgages - 1 to 4 family	42	-	42
Total nonperforming loans	$23,131	1,929	25,060

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of June 30, 2017 and December 31, 2016, other estate owned included $2.9 million and $3.5 million of residential foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $11.1 million and $12.5 million as of June 30, 2017 and December 31, 2016, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of June 30, 2017 and December 31, 2016:

New York and other states:

	June 30, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$133	-	1,523	1,656	147,589	149,245
Other	-	-	100	100	22,242	22,342
Real estate mortgage - 1 to 4 family:
First mortgages	3,997	2,101	9,106	15,204	2,192,874	2,208,078
Home equity loans	107	40	18	165	64,222	64,387
Home equity lines of credit	554	600	2,076	3,230	268,250	271,480
Installment	45	13	22	80	6,981	7,061

Total	$4,836	2,754	12,845	20,435	2,702,158	2,722,593

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	11,099	11,099
Other	-	-	-	-	349	349
Real estate mortgage - 1 to 4 family:
First mortgages	793	72	928	1,793	712,567	714,360
Home equity loans	-	53	-	53	12,428	12,481
Home equity lines of credit	50	-	-	50	45,144	45,194
Installment	7	5	-	12	1,385	1,397

Total	$850	130	928	1,908	782,972	784,880

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$133	-	1,523	1,656	158,688	160,344
Other	-	-	100	100	22,591	22,691
Real estate mortgage - 1 to 4 family:
First mortgages	4,790	2,173	10,034	16,997	2,905,441	2,922,438
Home equity loans	107	93	18	218	76,650	76,868
Home equity lines of credit	604	600	2,076	3,280	313,394	316,674
Installment	52	18	22	92	8,366	8,458

Total	$5,686	2,884	13,773	22,343	3,485,130	3,507,473

Index
New York and other states:

	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$50	43	1,706	1,799	149,567	151,366
Other	-	-	-	-	27,539	27,539
Real estate mortgage - 1 to 4 family:
First mortgages	6,379	2,924	9,643	18,946	2,139,958	2,158,904
Home equity loans	50	3	74	127	60,765	60,892
Home equity lines of credit	685	111	1,839	2,635	283,951	286,586
Installment	34	32	15	81	6,967	7,048

Total	$7,198	3,113	13,277	23,588	2,668,747	2,692,335

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	12,243	12,243
Other	-	-	-	-	46	46
Real estate mortgage - 1 to 4 family:
First mortgages	1,942	69	1,255	3,266	661,917	665,183
Home equity loans	19	-	-	19	10,735	10,754
Home equity lines of credit	-	-	156	156	48,099	48,255
Installment	30	6	-	36	1,734	1,770

Total	$1,991	75	1,411	3,477	734,774	738,251

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$50	43	1,706	1,799	161,810	163,609
Other	-	-	-	-	27,585	27,585
Real estate mortgage - 1 to 4 family:
First mortgages	8,321	2,993	10,898	22,212	2,801,875	2,824,087
Home equity loans	69	3	74	146	71,500	71,646
Home equity lines of credit	685	111	1,995	2,791	332,050	334,841
Installment	64	38	15	117	8,701	8,818

Total	$9,189	3,188	14,688	27,065	3,403,521	3,430,586

Index
At June 30, 2017 and December 31, 2016, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended June 30, 2017
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,810	38,581	657	44,048
Loans charged off:
New York and other states*	-	522	40	562
Florida	-	52	13	65
Total loan chargeoffs	-	574	53	627

Recoveries of loans previously charged off:
New York and other states*	-	188	3	191
Florida	-	-	-	-
Total recoveries	-	188	3	191
Net loans charged off	-	386	50	436
Provision for loan losses	(214)	676	88	550
Balance at end of period	$4,596	38,871	695	44,162

(dollars in thousands)	For the three months ended June 30, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,919	39,017	462	44,398
Loans charged off:
New York and other states*	68	1,090	92	1,250
Florida	-	17	1	18
Total loan chargeoffs	68	1,107	93	1,268

Recoveries of loans previously charged off:
New York and other states*	1	117	15	133
Florida	-	1	-	1
Total recoveries	1	118	15	134
Net loans charged off	67	989	78	1,134
Provision (credit) for loan losses	194	561	45	800
Balance at end of period	$5,046	38,589	429	44,064

Index
(dollars in thousands)	For the six months ended June 30, 2017
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,929	38,231	730	43,890
Loans charged off:
New York and other states*	72	952	81	1,105
Florida	-	136	15	151
Total loan chargeoffs	72	1,088	96	1,256

Recoveries of loans previously charged off:
New York and other states*	8	357	13	378
Florida	-	-	-	-
Total recoveries	8	357	13	378
Net loans charged off	64	731	83	878
Provision for loan losses	(269)	1,371	48	1,150
Balance at end of period	$4,596	38,871	695	44,162

(dollars in thousands)	For the six months ended June 30, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,491	39,753	518	44,762
Loans charged off:
New York and other states*	332	1,979	173	2,484
Florida	-	101	17	118
Total loan chargeoffs	332	2,080	190	2,602

Recoveries of loans previously charged off:
New York and other states*	41	235	26	302
Florida	-	2	-	2
Total recoveries	41	237	26	304
Net loans charged off	291	1,843	164	2,298
Provision for loan losses	846	679	75	1,600
Balance at end of period	$5,046	38,589	429	44,064

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,596	38,871	695	44,162

Total ending allowance balance	$4,596	38,871	695	44,162

Loans:
Individually evaluated for impairment	$4,008	21,782	-	25,790
Collectively evaluated for impairment	179,027	3,294,198	8,458	3,481,683

Total ending loans balance	$183,035	3,315,980	8,458	3,507,473

Index
	December 31, 2016
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,929	38,231	730	43,890

Total ending allowance balance	$4,929	38,231	730	43,890

Loans:
Individually evaluated for impairment	$2,418	21,607	-	24,025
Collectively evaluated for impairment	188,776	3,208,967	8,818	3,406,561

Total ending loans balance	$191,194	3,230,574	8,818	3,430,586

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at June 30, 2017 and December 31, 2016 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of June 30, 2017 and December 31, 2016:

New York and other states:

	June 30, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,908	4,955	-	2,883
Other	100	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	16,350	17,019	-	16,939
Home equity loans	265	301	-	270
Home equity lines of credit	2,042	2,226	-	2,060

Total	$22,665	24,601	-	22,251

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,446	2,538	-	2,177
Home equity loans	92	92	-	93
Home equity lines of credit	587	659	-	579

Total	$3,125	3,289	-	2,849

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$3,908	4,955	-	2,883
Other	100	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	18,796	19,557	-	19,116
Home equity loans	357	393	-	363
Home equity lines of credit	2,629	2,885	-	2,639

Total	$25,790	27,890	-	25,100

Index
New York and other states:

	December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,418	3,470	-	2,214
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	16,675	17,439	-	15,665
Home equity loans	269	305	-	251
Home equity lines of credit	1,999	2,160	-	1,806

Total	$21,361	23,374	-	19,936

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,009	2,100	-	1,800
Home equity loans	94	94	-	81
Home equity lines of credit	561	633	-	591

Total	$2,664	2,827	-	2,472

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,418	3,470	-	2,214
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	18,684	19,539	-	17,465
Home equity loans	363	399	-	332
Home equity lines of credit	2,560	2,793	-	2,397

Total	$24,025	26,201	-	22,408

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016 impaired loans included approximately $14.0 million and $11.5 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of June 30, 2017 and December 31, 2016, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 6/30/2017			Three months ended 6/30/2016
New York and other states*: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	3	$747	747	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	$1,098	$1,098	10	$753	$753
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	1	3	3	5	66	66

Total	11	$1,848	$1,848	15	$819	$819

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	$387	$387	1	$298	$298
Home equity loans	-	-	-	1	46	46
Home equity lines of credit	-	-	-	1	6	6

Total	4	$387	$387	3	$350	$350

Index
	Six months ended 6/30/2017			Six months ended 6/30/2016
New York and other states*: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	3	$747	$747	-	$-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	18	$3,045	3,045	22	$1,807	1,807
Home equity loans	1	13	13	-	-	-
Home equity lines of credit	5	161	161	9	157	157

Total	27	$3,966	$3,966	31	$1,964	$1,964

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	5	$467	$467	3	$525	$525
Home equity loans	-	-	-	1	46	46
Home equity lines of credit	1	70	70	1	6	6

Total	6	$537	$537	5	$577	$577

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

Index
The following table presents, by class, TDR’s that defaulted during the three and six months ended June 30, 2017 and 2016 which had been modified within the last twelve months:

	Three months ended 6/30/2017		Three months ended 6/30/2016
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	1	$107
Home equity lines of credit	1	3	-	-

Total	1	$3	1	$107

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	1	$46

Total	-	$-	1	$46

	Six months ended 6/30/2017		Six months ended 6/30/2016
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	3	$268
Home equity loans	-	-	1	48
Home equity lines of credit	1	3	-	-

Total	1	$3	4	$316

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$77	-	$-
Home equity lines of credit	1	$70	1	$46

Total	2	$147	1	$46

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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2017
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$139,103	10,142	149,245
Other	20,623	1,719	22,342

	$159,726	11,861	171,587

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$11,099	-	11,099
Other	349	-	349

	$11,448	-	11,448

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$150,202	10,142	160,344
Other	20,972	1,719	22,691

	$171,174	11,861	183,035

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

Included in classified loans in the above tables are non-accrual loans of $1.7 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of June 30, 2017 and December 31, 2016 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of June 30, 2017 and December 31, 2016 is presented in the non-accrual loans table.

(6) Fair Value of Financial Instruments

FASB Topic 820, Fair Value Measurement (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2017 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$128,386	$-	$128,386	$-
State and political subdivisions	536	-	536	-
Corporate bonds	40,498	-	40,498	-
Mortgage backed securities and collateralized mortgage obligations - residential	352,591	-	352,591	-
Small Business Administration- guaranteed participation securities	72,858	-	72,858	-
Mortgage backed securities and collateralized mortgage obligations - commercial	9,903	-	9,903	-
Other securities	685	35	650	-
Total securities available for sale	$605,457	$35	$605,422	$-

	Fair Value Measurements at December 31, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$117,266	$-	$117,266	$-
State and political subdivisions	886	-	886	-
Mortgage backed securities and collateralized mortgage obligations - residential	372,308	-	372,308	-
Corporate bonds	40,705	-	40,705	-
Small Business Administration- guaranteed participation securities	78,499	-	78,499	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,011	-	10,011	-
Other securities	685	35	650	-
Total securities available for sale	$620,360	$35	$620,325	$-

Index
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2017 and 2016.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2017 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$3,585	$-	$-	$3,585	Sales comparison approach	Adjustments for differences between comparable sales	2% - 10% (4%)
Impaired loans:

Real estate mortgage - 1 to 4 family	466	-	-	466	Sales comparison approach	Adjustments for differences between comparable sales	2% - 5% (4%)

	Fair Value Measurements at December 31, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$4,268	$-	$-	$4,268	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)
Impaired loans:
Commercial real estate	1,250	-	-	1,250	Sales comparison approach	Adjustments for differences between comparable sales	7% - 35% (23%)

Real estate mortgage - 1 to 4 family	458	-	-	458	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $3.6 million at June 30, 2017 and consisted of $707 thousand of commercial real estate and $2.9 million of residential real estate properties. Valuation charges of $174 thousand and $362 thousand are included in earnings for the three and six months ended June 30, 2017, respectively.

Of the total impaired loans of $25.8 million at June 30, 2017, $466 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2017.  Gross charge offs related to residential impaired loans included in the table above were $10 thousand and $26 thousand for the three and six months ended June 30, 2017, respectively.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $4.3 million at December 31, 2016 and consisted of $756 thousand of commercial real estate and $3.5 million of residential real estate properties. A valuation charge of $1.2 million is included in earnings for the year ended December 31, 2016.

Of the total impaired loans of $25.8 million at December 31, 2016, $1.7 million are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2016. Gross charge offs related to commercial impaired loans included in the table above were $482 thousand for the year ended December 31, 2016, while gross charge offs related to residential impaired loans included in the table above amounted to $226 thousand.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2017 and December 31, 2016 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$707,143	707,143	-	-	707,143
Securities available for sale	605,457	35	605,422	-	605,457
Held to maturity securities	41,208	-	42,803	-	42,803
Federal Reserve Bank and Federal
Home Loan Bank stock	9,723	N/A	N/A	N/A	N/A
Net loans	3,463,311	-	-	3,471,697	3,471,697
Accrued interest receivable	11,283	238	2,811	8,234	11,283
Financial liabilities:
Demand deposits	390,120	390,120	-	-	390,120
Interest bearing deposits	3,818,294	2,729,470	1,082,006	-	3,811,476
Short-term borrowings	233,621	-	233,621	-	233,621
Accrued interest payable	462	76	385	-	462

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$707,274	707,274	-	-	707,274
Securities available for sale	620,360	35	620,325	-	620,360
Held to maturity securities	45,490	-	47,526	-	47,526
Federal Reserve Bank and Federal
Home Loan Bank stock	9,579	N/A	N/A	N/A	N/A
Net loans	3,386,696	-	-	3,370,976	3,370,976
Accrued interest receivable	11,070	145	2,654	8,271	11,070
Financial liabilities:
Demand deposits	377,755	377,755	-	-	377,755
Interest bearing deposits	3,818,408	2,658,945	1,156,025	-	3,814,970
Short-term borrowings	209,406	-	209,406	-	209,406
Accrued interest payable	526	82	444	-	526

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

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended 6/30/17
(dollars in thousands)	Balance at 4/1/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2017	Balance at 6/30/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,055)	2,006	-	2,006	(4,049)
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	487	-	(31)	(31)	456

Accumulated other comprehensive income (loss), net of tax	(5,568)	2,006	(31)	1,975	(3,593)

	Three months ended 6/30/2016
(dollars in thousands)	Balance at 4/1/2016	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2016	Balance at 6/30/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$329	2,739	(401)	2,338	2,667
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(256)	-	(16)	(16)	(272)

Accumulated other comprehensive income (loss), net of tax	73	2,739	(417)	2,322	2,395

	Six months ended 6/30/17
(dollars in thousands)	Balance at 1/1/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income (loss)- Six months ended 6/30/2017	Balance at 6/30/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,762)	2,713	-	2,713	(4,049)
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	511	-	(55)	(55)	456

Accumulated other comprehensive income (loss), net of tax	(6,251)	2,713	(55)	2,658	(3,593)

	Six months ended 6/30/16
(dollars in thousands)	Balance at 1/1/2016	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Six months ended 6/30/2016	Balance at 6/30/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(4,492)	7,560	(401)	7,159	2,667
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(289)	-	17	17	(272)

Accumulated other comprehensive income (loss), net of tax	(4,781)	7,560	(384)	7,176	2,395

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	Affected Line Item in Statements
Net unrealized holding gain on securities available for sale

Realized gain on securities transactions	$-	668	$-	668	Net gain on securities transactions
Income tax effect	-	(267)	-	(267)	Income taxes
Net of tax	-	401	-	401

Amortization of pension and postretirement benefit items

Amortization of net actuarial gain	73	50	136	17	Salaries and employee benefits
Amortization of prior service cost	(22)	(22)	(45)	(45)	Salaries and employee benefits
Income tax effect	(20)	(12)	(36)	11	Income taxes
Net of tax	31	16	55	(17)

Total reclassifications, net of tax	$31	417	$55	384

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

(9) New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing and ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients. The ASU is not expected to significantly impact the Company’s financial position or the results of operations.

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

Index
In February 2016, the FASB issued ASU No. 2016-02, “Leases” which amended existing guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. It is expected that assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date which will impact the financial position and capital ratios of the Company.  As of December 31, 2016, the Company has approximately $69.7 million in minimum lease payments for existing operating leases of branch locations with varying expiration dates from 2017 and after. The Company does not expect the ASU to have a material impact on the Company’s results of operations.

In June 2016, the FASB released ASU No. 2016-13, “Financial Instruments – Credit Losses” which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. The ASU represents a significant departure from current GAAP and the Company is evaluating the impact of the ASU on its consolidated financial statements.  The Company has established a roadmap for implementation and is currently evaluating vendor solutions that will assist in implementing required changes to loan loss estimation model.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350)” which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  The ASU is not expected to significantly impact the Company’s consolidated financial statements.

Index
In March 2017, the FASB issued ASU No. 2017-07, “Compensation-Retirement Benefits (Topic 715)”.  The amendments in this ASU require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendments in this ASU are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The ASU is not expected to significantly impact the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)”.  The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is evaluating the impact of ASU No. 2017-08 on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation – Scope of Modification Accounting (Topic 718)”.  The amendments in this ASU clarifies the application of the guidance in Topic 718, Compensation – Stock Compensation, by providing guidance about which changes in terms or conditions of a share-based payment award require and entity to apply modification accounting.  An entity should account for the effects of a modification unless all the following are met: 1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; 2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; 3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The ASU is not expected to significantly impact the Company’s consolidated financial statements.

Index
Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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
August 4, 2017

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

•
the results of supervisory monitoring or examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowance or to take other actions that reduce capital or income;

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
•
the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry, including new regulatory capital requirements that took effect beginning in 2016;

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

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2017 and 2016.

Index
Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three and six month periods ended June 30, 2017, with comparisons to the corresponding period in 2016, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2016 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 3, 2017, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

During the second quarter of 2017 financial markets were influenced by both underlying economic conditions and by political developments, in particular expectations arising from initiatives expected to be pursued by the Trump administration.  Equity markets ended the second quarter up, with most of the gain coming early in the quarter.  For the full second quarter, the S&P 500 Index was up 2.6% and the Dow Jones Industrial Average was up 3.3%.  Credit markets continue to be driven by worldwide economic news and decreasing liquidity in some segments of the bond market.  The shape of the yield curve continued to flatten during the quarter, with average yields declining for the second quarter as compared to the first quarter.  The 10-year Treasury bond averaged 2.26% during Q2 compared to 2.45% in Q1, a decrease of 19 basis points.  The 2-year Treasury bond average rate increased 6 basis points to 1.30%, resulting in flattening of the curve.  The spread between the 10-year and the 2-year Treasury bonds contracted from 1.20% on average in Q1 to 0.96% in Q2.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range was increased by 25 basis points on June 14, 2017 to a range of 1.00% to 1.25%.  This increase follows a similar 25 basis point increases announced in December of 2016 and March of 2017.  Spreads of most asset classes, including agency securities, corporates, municipals and mortgage-backed securities, were down by the end of the quarter as compared to the levels seen a year earlier, but generally roughly flat with levels seen at the end of the first quarter of 2017.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of any actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q2/16	Beg of Q2	0.23	0.76	1.24	1.78	1.03
	Peak	0.35	0.92	1.41	1.94	1.08
	Trough	0.19	0.58	1.00	1.46	0.85
	End of Q2	0.26	0.58	1.01	1.49	0.91
	Average in Q2	0.26	0.77	1.24	1.75	0.98

Q3/16	Beg of Q3	0.28	0.59	1.00	1.46	0.87
	Peak	0.37	0.84	1.26	1.73	0.97
	Trough	0.18	0.56	0.94	1.37	0.76
	End of Q3	0.29	0.77	1.14	1.60	0.83
	Average in Q3	0.30	0.73	1.13	1.56	0.84

Q4/16	Beg of Q4	0.32	0.80	0.91	1.63	0.83
	Peak	0.55	1.29	1.61	2.60	1.34
	Trough	0.30	0.80	0.91	1.63	0.83
	End of Q4	0.51	1.20	1.47	2.45	1.25
	Average in Q4	0.43	1.01	1.24	2.14	1.13

Q1/17	Beg of Q1	0.16	1.06	1.76	2.27	1.21
	Peak	0.79	1.40	2.14	2.62	1.30
	Trough	0.50	1.12	1.80	2.31	1.11
	End of Q1	0.76	1.27	1.93	2.40	1.13
	Average in Q1	0.60	1.24	1.95	2.45	1.20

Q2/17	Beg of Q2	0.76	1.27	1.93	2.40	1.13
	Peak	1.04	1.38	1.94	2.42	1.11
	Trough	0.79	1.18	1.71	2.14	0.78
	End of Q2	1.03	1.38	1.89	2.31	0.93
	Average in Q2	0.91	1.30	1.81	2.26	0.96

The United States economy continues to show some modest improvements in some areas, but continues to face challenges. Employment metrics have generally improved, but remain inconsistent and not particularly robust. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008, will eventually be reversed. How and when the Federal Reserve resolves its own balance sheet expansion has been an area of significant focus of economists and market participants.  During the second quarter, the FRB provided some insight on plans for shrinking its balance sheet but the start of that program remains uncertain.  Economic activity in Europe, China and elsewhere has also improved in some aspects, but remains mixed.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and have fundamentally changed the way banks conduct business.  The new presidential administration has set policy initiatives that include attempts to reduce the regulatory burden; the timing and extent of any success on that front is yet to be determined.  Fiscal policy initiatives, particularly a plan to significantly reduce corporate tax rates could have a major impact on the economy and on TrustCo, but there is no certainty that those initiatives will take effect at all or will result in any timely and/or significant change.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at June 30, 2017, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $12.2 million, or $0.127 of diluted earnings per share, for the three months ended June 30, 2017, compared to net income of $10.5 million, or $0.109 of diluted earnings per share, in the same period in 2016.  Return on average assets was 1.00% and 0.88%, respectively, for the three months ended June 30, 2017 and 2016.  Return on average equity was 11.05% and 9.88%, respectively, for the three months ended June 30, 2017 and 2016.

For the six months ended June 30, 2017, net income was $23.2 million or $0.241 of diluted earnings per share, compared to $20.9 million and $0.219 per share, respectively, in the same period in 2016.  Return on average assets was 0.96% and 0.88%, respectively, for the six months ended June 30, 2017 and 2016.  Return on average equity was 10.62% and 9.93%, respectively, for the six months ended June 30, 2017 and 2016.

The primary factors accounting for the change in net income for the three months ended June 30, 2017 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $105.7 million to $4.81 billion for the second quarter of 2017 compared to the same period in 2016.

•
An increase in taxable equivalent net interest margin for the second quarter of 2017 to 3.21% from 3.09% in the prior year period.  The increase in the margin, coupled with the increase in average earning assets, resulted in an increase of $2.2 million in taxable equivalent net interest income in the second quarter of 2017 compared to the second quarter of 2016.

•	A decrease of $668 thousand in securities gains for the second quarter of 2017 as compared to the prior year period.

Index
•	An increase of $625 thousand in salaries and benefits expense for the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher staffing levels.

•
A decrease of $937 thousand in Federal Deposit Insurance Corporation (FDIC) and other insurance expense for the second quarter of 2017 compared to the second quarter of 2016 due to a change in premiums charged by the FDIC.

•	A decrease of $412 thousand in Equipment expense for the second quarter of 2017 compared to the second quarter of 2016 due to decreased equipment maintenance and depreciation expense.

•	A decrease of $427 thousand in Other Real Estate expense for the second quarter of 2017 compared to the second quarter of 2016.

•	An increase of $1.1 million in income taxes in the second quarter of 2017 compared to the prior year due primarily to higher pre-tax earnings.

The primary factors accounting for the change in net income for the six months ended June 30, 2017 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $127.6 million to $4.79 billion for the first six months of 2017 compared to the same period in 2016.

•
An increase in taxable equivalent net interest margin for the first six months of 2017 to 3.17% from 3.11% in the prior year period.  The increase in the margin coupled with the increase in average earning assets, resulted in an increase of $3.5 million in taxable equivalent net interest income in the first six months of 2017 compared to the same period in 2016.

•	A decrease of $668 thousand in securities gains for the first six months of 2017 as compared to the prior year period.

•	An increase of $1.8 million in salaries and benefits for the first six months of 2017 as compared to the prior year period.

•
A decrease of $1.9 million in FDIC and other insurance expense and a decrease of $447 thousand in net other real estate (“ORE”) expense, for the first six months of 2017 compared to the same period in 2016.

•	An increase of $1.5 million in income taxes, in the first six months of 2017 compared to the same period in 2016.

Index
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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2016 is a description of the effect interest rates had on the results for the year 2016 compared to 2015.  Many of the same market factors discussed in the 2016 Annual Report continued to have a significant impact on results through the second quarter of 2017.

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

Index
Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. In December 2015, the target increased to a range of 0.25% to 0.50%, and  25 basis point increases in the target range were also announced in December of 2016 and March and June of 2017, producing the current range of 1.00% to 1.25%.  Additional increases in 2017 and beyond will largely be dependent on the strength of economic conditions.  In the July statement from the Federal Open Market Committee, it was noted that, “In determining the timing and size of future adjustments to the target range for the federal funds rate, the Committee will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The Committee will carefully monitor actual and expected inflation developments relative to its symmetric inflation goal. The Committee expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.”

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 4 basis points lower in the second quarter of 2017 relative to the prior year period.  Rates were flat or lower on all deposit categories as compared to the same period in 2016.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  In recent periods this includes the reinvestment of principal payments received on its holdings of agency securities, agency mortgage-backed securities and Treasury securities. While no longer increasing its holdings of these securities, the reinvestment of principal means that the existing holdings are not being unwound.  The FRB has stated its intent to unwind these positions, which would likely put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings. The timing of the FRB plan to reduce its holdings has not been set, but is generally expected to begin in the fall of 2017.

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10-year Treasury yield was down 19 basis points, on average, during the second quarter of 2017 compared to the first quarter of 2017 but was up 51 basis points as compared to the second quarter of 2016.

Index
Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  As a portfolio lender, TrustCo does not sell loans into the secondary market in the normal course of business and is able to establish rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above.  Very low interest rates in many markets around the world have also increased demand for US fixed income assets, which has also contributed to the decline of yields on these assets.

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Interest rates generally remained below historic norms on both short term and longer term investments during the second quarter of 2017 despite the increases seen during the quarter.

While TrustCo has been affected by changes in financial markets over time, the impact of the financial crisis that began in 2007 was mitigated by the Company’s generally conservative approach to banking.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in the portfolio, there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

Index
For the second quarter of 2017, the net interest margin was 3.21%, up 12 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $24.8 million while the average yield increased 57 basis points in the second quarter of 2017 compared to the same period in 2016.  The decrease in the average balance helped to fund increases in loans.

•
The average balance of securities available for sale decreased by $9.7 million while the average yield increased 7 basis points to 1.96%.  The average balance of held to maturity securities decreased by $10.0 million and the average yield increased 22 basis points to 4.27% for the second quarter of 2017 compared to the same period in 2016, with the increase due to a combination of slower prepayment speeds on mortgage-backed securities and the fact that corporate securities, which have higher yields, comprised a larger component of the portfolio in the 2017 period than in the 2016 period.

•
The average loan portfolio grew by $150.1 million to $3.47 billion and the average yield decreased 6 basis points to 4.23% in the second quarter of 2017 compared to the same period in 2016.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off, as well as declines in higher yielding commercial and installment loans.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $71.4 million and the average rate paid decreased 4 basis points to 0.35% in the second quarter of 2017 compared to the same period in 2016.

During the second quarter of 2017, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.70 billion in the second quarter of 2016 to $4.81 billion in the same period of 2017 with an average yield of 3.50% in the second quarter of 2017 and 3.42% in the second quarter of 2016.  The shift in the mix of assets towards a higher proportion of loans, along with the increase in yield on cash, partly offset the declining yields on loans.  Interest income on average earning assets increased from $40.2 million in the second quarter of 2016 to $42.1 million in the second quarter of 2017, on a tax equivalent basis. The increase was the result of higher volume and yield.

Loans
The average balance of loans was $3.47 billion in the second quarter of 2017 and $3.32 billion in the comparable period in 2016.  The yield on loans decreased 6 basis points to 4.23%.  The higher average balances more than offset the lower yield, leading to an increase in interest income on loans from $35.7 million in the second quarter of 2016 to $36.7 million in the second quarter of 2017.

Index
Compared to the second quarter of 2016, the average balance of residential mortgage loans increased, however other loan categories decreased.  The average balance of residential mortgage loans was $2.96 billion in 2017 compared to $2.76 billion in 2016, an increase of 7.2%.  The average yield on residential mortgage loans decreased by 13 basis points to 4.18% in the second quarter of 2017 compared to 2016.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $15.6 million to an average balance of $183.4 million in the second quarter of 2017 compared to the same period in the prior year.  The average yield on this portfolio was up 9 basis points to 5.24% compared to the prior year period, primarily reflecting the increase in the prime rate.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 32 basis points to 3.90% during the second quarter of 2017 compared to the year earlier period.  The increase in yield is the result of prime rate increases which impacted some loans and a smaller proportion of lower yielding initial rate balances.  The average balances of home equity lines decreased 9.6% to $320.9 million in the second quarter of 2017 as compared to the prior year.  Some customers with home equity lines have refinanced their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2017 was $642.4 million compared to $652.1 million for the comparable period in 2016.  The balance reflects routine paydowns, calls and maturities, offset by new investment purchases.  The average yield was 1.96% for the second quarter of 2017 compared to 1.89% for the second quarter of 2016.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $6.7 million as of June 30, 2017 compared to a net unrealized loss of $11.3 million as of December 31, 2016.  The unrealized loss in the portfolio is primarily the result of changes in market interest rate levels.

Index
Held to Maturity Securities
The average balance of held to maturity securities was $42.2 million for the second quarter of 2017 compared to $52.2 million in the second quarter of 2016.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 4.27% for the second quarter of 2017 compared to 4.05% for the year earlier period.  The higher yield reflects a change in mix and slower prepayments on mortgage-backed securities (MBS), which reduced premium amortization.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2017, the securities in this portfolio include residential mortgage-backed securities and corporate bonds.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2017 second quarter average balance of Federal Funds sold and other short-term investments was $643.6 million, a $24.8 million decrease from the $668.4 million average for the same period in 2016.  The yield was 1.07% for the second quarter of 2017 and 0.50% for the comparable period in 2016.  Interest income from this portfolio increased $895 thousand from $832 thousand in 2016 to $1.7 million in 2017, reflecting the target rate increases that took effect in December of 2016 and March of 2017, as well as the partial impact of the June 2017 target rate increase, partly offset by the decreased in balances.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) increased $26.2 million to $3.82 billion for the second quarter of 2017 versus the second quarter in the prior year, and the average rate paid decreased from 0.38% for 2016 to 0.34% for 2017.  Total interest expense on these deposits decreased $429 thousand to $3.2 million in the second quarter of 2017 compared to the year earlier period.  From the second quarter of 2016 to the second quarter of 2017, interest bearing demand account average balances were up 11.9%, certificates of deposit average balances were down 6.3%, non-interest demand average balances were up 2.7%, average savings balances increased 1.0% and money market balances were down 0.5%.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY) and is an eligible borrower at the Federal Reserve Bank of New York (FRBNY) and has the ability to borrow utilizing securities and/or loans as collateral at either.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

Index
At June 30, 2017, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$801,777
1 to 2 years	241,916
2 to 3 years	40,857
3 to 4 years	2,508
4 to 5 years	1,547
Over 5 years	219
$1,088,824

Average short-term borrowings for the quarter were $226.5 million in 2017 compared to $181.2 million in 2016.  The average rate increased during this time period from 0.58% in 2016 to 0.62% in 2017.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $2.2 million to $38.6 million in the second quarter of 2017 compared to the same period in 2016.  The net interest spread was up 12 basis points to 3.15% in the second quarter of 2017 compared to the same in 2016. As previously noted, the net interest margin was up 12 basis points to 3.21 for the second quarter of 2017 compared to the same period in 2016.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2017:

Nonperforming loans and foreclosed real estate: Total NPLs were $24.5 million at June 30, 2017, compared to $25.1 million at December 31, 2016 and $28.2 million at June 30, 2016.  There were $24.5 million of non-accrual loans at June 30, 2017 compared to $25.0 million at December 31, 2016 and $28.2 million at June 30, 2016.  There were no loans at June 30, 2017 and 2016 and December 31, 2016 that were past due 90 days or more and still accruing interest.

Index
At June 30, 2017, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $24.5 million at June 30, 2017, $22.8 million were residential real estate loans, $1.7 million were commercial mortgages and $25 thousand were installment loans, compared to $23.1 million, $1.8 million and $48 thousand, respectively at December 31, 2016.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Annualized net chargeoffs were 0.05% of average residential real estate loans (including home equity lines of credit) for the second quarter of 2017 compared to 0.13% for the second quarter of 2016.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At June 30, 2017, 77.6% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 22.4% were in Florida.  Those figures compare to 78.5% and 21.5%, respectively at December 31, 2016.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 6.3% and 1.5%, respectively, as of June 30, 2017.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession, however conditions in Florida have improved more than in New York in recent periods.  As a percentage of the total nonperforming loans as of June 30, 2017, 8.6% were to Florida borrowers, compared to 91.4% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2017, New York and surrounding areas experienced net chargeoffs of approximately $371 thousand, compared to $65 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2017, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Index
TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $4.0 million of commercial mortgages and commercial loans classified as impaired as of June 30, 2017 compared to $2.4 million at December 31, 2016.  There were $21.8 million of impaired residential loans at June 30, 2017 and $21.6 million at December 31, 2016.  The average balances of all impaired loans were $25.1 million for the six months of 2017 and $22.4 million for the full year 2016.

As of June 30, 2017 and December 31, 2016, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At June 30, 2017 there was $3.6 million of foreclosed real estate compared to $4.3 million at December 31, 2016.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Management's Discussion and Analysis

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of June 30, 2017		As of December 31, 2016
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,480	4.96%	$4,820	5.32%
Real estate - construction	$300	0.68%	318	0.72%
Real estate mortgage - 1 to 4 family	$33,204	85.09%	32,452	83.94%
Home equity lines of credit	$5,483	9.03%	5,570	9.76%
Installment Loans	$695	0.24%	730	0.26%
	$44,162	100.00%	$43,890	100.00%

At June 30, 2017, the allowance for loan losses was $44.2 million, compared to $44.1 million at June 30, 2016 and $43.9 million at December 31, 2016.  The allowance represents 1.26% of the loan portfolio as of June 30, 2017 compared to 1.32% at June 30, 2016 and 1.28% at December 31, 2016.

The provision for loan losses was $550 thousand for the quarter ended June 30, 2017 and $800 thousand for the quarter ended June 30, 2016.  Net chargeoffs for the three-month period ended June 30, 2017 were $436 thousand and were $1.1 million in the prior year period.

During the second quarter of 2017, there were no commercial loan chargeoffs and $627 thousand of gross residential mortgage and consumer loan chargeoffs compared with $68 thousand of gross commercial loan chargeoffs and $1.2 million of residential mortgage and consumer loan chargeoffs in the second quarter of 2016.  Gross recoveries during the second quarter of 2017 were zero for commercial loans and $191 thousand for residential mortgage and consumer loans, compared to $1 thousand for commercial loans and $133 thousand for residential and consumer in the second quarter of 2016.

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

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.  As noted, the Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  As previously stated, the Bank is a member of the FHLBNY and is an eligible borrower at the FRBNY and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

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

Index
Using this model, the fair value of capital projections as of June 30, 2017 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2017. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of June 30, 2017	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	20.31%
+300 BP	21.47
+200 BP	22.58
+100 BP	23.53
Current rates	23.66
-100 BP	22.09

Noninterest Income
Total noninterest income for the second quarter of 2017 was $4.5 million, compared to $5.2 million in the prior year period.  The decrease of $695 thousand was due to a decrease in gains on net gains on securities transactions.  There were no securities gains in the second quarter of 2017, compared to gains of $668 thousand in the prior year period.  A nominal decrease in Trustco Financial Services income was approximately offset by an increase in fees for services to customers.  The fair value of assets under management was $845 million at June 30, 2017 and $846 million as of December 31, 2016 and $851 million at June 30, 2016.

For the six months through June 30, 2017 total noninterest income was $9.2 million, compared to $9.8 million for the prior year period.  The decline was due to the same decrease in net gains on securities transactions noted above.  Excluding gains, noninterest income was up $128 thousand due to a $166 thousand in Financial Services revenue increase.

Noninterest Expenses
Total noninterest expenses were $22.9 million for the three months ended June 30, 2017, compared to $24.0 million for the three months ended June 30, 2016.  The largest cause of the decrease in expenses was a $937 thousand decrease in FDIC and other insurance expenses.  This change was due to a change in the premium charged by the FDIC beginning in the third quarter of 2016.  Going forward we expect that the quarterly FDIC expense will approximate the level recorded in the second quarter of 2017, excluding the impact of balance sheet growth.  Other significant decreases were other real estate expense and equipment expense, down $427 thousand and $412 thousand, respectively. The only expense categories to see meaningful increases were salaries and benefits, up $625 thousand in the second quarter of 2017 compared to the year-ago period and net occupancy expense, up $349 thousand over the same periods.  Full time equivalent headcount increased from 801 as of June 30, 2016 to 813 as of June 30, 2017, which was the primary cause of the increase.

Index
For the six months through June 30, 2017 total noninterest expense was $46.9 million, compared to $47.4 million for the prior year period.  The largest cause of the decrease in expenses was a $1.9 million decrease in FDIC and other insurance expenses, as described above.  Decreases in other real estate expense, equipment expense and professional services expense also contributed.  These were mostly offset by an increase of $1.8 million in salaries and benefits, as well as smaller increases in net occupancy expense and other expense.

Income Taxes
In the second quarter of 2017, TrustCo recognized income tax expense of $7.3 million compared to $6.3 million for the second quarter of 2016.  The effective tax rates were 37.5% and 37.4% for the second quarters of 2017 and 2016, respectively.  For the six month periods through June 30, income taxes increased $1.5 million, with effective tax rates of 37.5% and 37.2%, respectively, for the six months ended June 30, 2017 and 2016.

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

Total shareholders’ equity at June 30, 2017 was $447.4 million compared to $430.3 million at June 30, 2016. TrustCo declared a dividend of $0.065625 per share in the second quarter of 2017.  This results in a dividend payout ratio of 51.48% based on second quarter 2017 earnings of $12.2 million.

Index
The Bank and the Company reported the following capital ratios as of June 30, 2017 and December 31, 2016:

(Bank Only)

(dollars in thousands)	As of June 30, 2017		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage capital	$436,264	8.911%	5.000%	4.000%
Common equity tier 1 capital	436,264	17.363	6.500	5.750
Tier 1 risk-based capital	436,264	17.363	8.000	7.250
Total risk-based capital	467,832	18.620	10.000	9.250

(dollars in thousands)	As of December 31, 2016		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$424,802	8.829%	5.000%	4.000%
Common equity tier 1 capital	424,802	17.238	6.500	5.125
Tier 1 risk-based capital	424,802	17.238	8.000	6.625
Total risk-based capital	455,772	18.492	10.000	8.625

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2017 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.25 percent
(3)	The December 31, 2016 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 0.625 percent

(Consolidated)

(dollars in thousands)	As of June 30, 2017
	Amount	Ratio

Tier 1 leverage capital	$450,406	9.194%
Common equity tier 1 capital	450,406	17.921
Tier 1 risk-based capital	450,406	17.921
Total risk-based capital	481,984	19.178

(dollars in thousands)	As of December 31, 2016
	Amount	Ratio

Leverage capital	$438,426	9.110%
Common equity tier 1 capital	438,426	17.782
Tier 1 risk-based capital	438,426	17.782
Total risk-based capital	469,411	19.038

In addition, at June 30, 2017, the consolidated equity to total assets ratio was 9.09%, compared to 8.89% at December 31, 2016 and 8.91% at June 30, 2016.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements. On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk-based capital requirements and subjected the Company to consolidated regulatory capital requirements. Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements. In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses. The new rule will be phased-in over several years and will be fully in effect in 2019.  Calendar year 2016 was the second year of implementation of the new capital rules. Prior to January 2015, the Company had not been subject to consolidated regulatory capital requirements.

As of June 30, 2017, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including if the current (and also if the fully phased-in) capital conservation buffer is taken into account.

Index
Under the OCC’s “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At June 30, 2017 and 2016, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 51.48% of net income for the second quarter of 2017 and 59.89% of net income for the second quarter of 2016. The per-share dividend paid in both the second quarters of 2016 and 2017 was $0.065625. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements and the Bank’s compliance with the capital plan required under the terms of the Agreement. Under the OCC agreement, the Bank may declare or pay a dividend or make a capital distribution only (a) when the Bank is in compliance with its approved written capital plan, and would remain in compliance with such capital plan immediately following the declaration or payment of any dividend or capital distribution, and (b) following OCC approval under OCC capital distribution rules. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement. In addition, under the Agreement, the payment of dividends by the Bank are subject to prior approval.

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

Critical Accounting Policies
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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized (loss) gain, net of tax, in the available for sale portfolio of ($3.6) million in 2017 and $0.7 million in 2016.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended June 30, 2017			Three months ended June 30, 2016
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change
Assets

Securities available for sale:
U. S. government sponsored enterprises	$153,552	607	1.58%	$107,190	404	1.51%	$203	56	147
Mortgage backed securities and collateralized mortgage obligations-residential	359,085	1,944	2.17%	445,162	2,169	1.95%	(225)	(1,364)	1,139
State and political subdivisions	816	16	7.84%	955	19	7.96%	(3)	(1)	(2)
Corporate bonds	42,699	154	1.44%	-	-	-%	154	-	-
Small Business Administration-guaranteed participation securities	75,561	394	2.09%	87,801	450	2.05%	(56)	(106)	50
Mortgage backed securities and collateralized mortgage obligations-commercial	10,003	21	0.84	10,321	38	1.47	(17)	(9)	(8)
Other	685	4	2.34%	677	4	2.36%	-	-	-

Total securities available for sale	642,401	3,140	1.96%	652,106	3,084	1.89%	56	(1,423)	1,325

Federal funds sold and other short-term Investments	643,557	1,727	1.07%	668,395	832	0.50%	895	(30)	925

Held to maturity securities:
Corporate bonds	9,996	154	6.16%	9,981	154	6.17%	-	-	-
Mortgage backed securities and collateralized mortgage obligations-residential	32,188	296	3.68%	42,188	374	3.55%	(78)	(162)	84

Total held to maturity securities	42,184	450	4.27%	52,169	528	4.05%	(78)	(162)	84

Federal Reserve Bank and Federal Home Loan Bank stock	9,709	134	5.52%	9,576	118	4.93%	16	2	14

Commercial loans	183,382	2,401	5.24%	198,938	2,563	5.15%	(162)	(418)	256
Residential mortgage loans	2,958,994	30,943	4.18%	2,759,024	29,725	4.31%	1,218	5,850	(4,632)
Home equity lines of credit	320,872	3,131	3.90%	354,897	3,179	3.58%	(48)	(819)	771
Installment loans	8,029	194	9.66%	8,316	191	9.19%	3	(30)	33

Loans, net of unearned income	3,471,277	36,669	4.23%	3,321,175	35,658	4.29%	1,011	4,582	(3,571)

Total interest earning assets	4,809,128	42,120	3.50%	4,703,421	40,220	3.42%	1,900	2,970	(1,224)

Allowance for loan losses	(44,429)			(44,754)
Cash & non-interest earning assets	130,998			136,724

Total assets	$4,895,697			$4,795,391

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$849,965	134	0.06%	$759,546	116	0.06%	18	13	5
Money market accounts	577,464	468	0.32%	580,100	467	0.32%	1	(1)	2
Savings	1,286,282	435	0.14%	1,273,575	604	0.19%	(169)	41	(210)
Time deposits	1,102,777	2,181	0.79%	1,177,084	2,460	0.84%	(279)	11,224	(11,503)

Total interest bearing deposits	3,816,488	3,218	0.34%	3,790,305	3,647	0.38%	(429)	11,277	(11,706)
Short-term borrowings	226,455	349	0.62%	181,247	262	0.58%	87	69	18

Total interest bearing liabilities	4,042,943	3,567	0.35%	3,971,552	3,909	0.39%	(342)	11,347	(11,689)

Demand deposits	380,611			370,781
Other liabilities	28,026			27,121
Shareholders' equity	444,117			425,937

Total liabilities and shareholders' equity	$4,895,697			$4,795,391

Net interest income , tax equivalent		38,553			36,311		$2,242	(8,377)	10,465

Net interest spread			3.15%			3.03%

Net interest margin (net interest income to total interest earning assets)			3.21%			3.09%

Tax equivalent adjustment		(12)			(12)

Net interest income		38,541			36,299

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($4.8) million in 2017 and  ($0.5) million in 2016.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended June 30, 2017			Six months ended June 30, 2016
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change
Assets

Securities available for sale:
U. S. government sponsored enterprises	$148,054	1,202	1.62%	$91,111	659	1.45%	$543	280	263
Mortgage backed securities and collateralized mortgage obligations-residential	363,496	3,902	2.15%	428,831	4,285	2.00%	(383)	(740)	357
State and political subdivisions	844	35	8.29%	1,034	41	7.93%	(6)	(11)	5
Corporate bonds	42,143	305	1.45%	-	-	-%	305	-	-
Small Business Administration-guaranteed participation securities	77,068	809	2.10%	89,206	926	2.08%	(117)	(142)	25
Mortgage backed securities and collateralized mortgage obligations-commercial	10,046	44	0.88%	10,357	74	1.43%	(30)	(7)	(23)
Other	685	8	2.34%	682	8	2.35%	-	-	-

Total securities available for sale	642,336	6,305	1.96%	621,221	5,993	1.93%	312	(619)	626

Federal funds sold and other short-term Investments	642,348	2,973	0.93%	671,990	1,677	0.50%	1,296	(70)	1,366

Held to maturity securities:
Corporate bonds	9,994	308	6.16%	9,979	308	6.17%	-	1	(1)
Mortgage backed securities and collateralized mortgage obligations-residential	33,240	612	3.68%	43,650	775	3.55%	(163)	(240)	77

Total held to maturity securities	43,234	920	4.26%	53,629	1,083	4.04%	(163)	(239)	76

Federal Reserve Bank and Federal Home Loan Bank stock	9,645	268	5.56%	9,527	238	5.00%	30	3	27

Commercial loans	185,474	4,830	5.21%	200,152	5,180	5.18%	(350)	(431)	81
Residential mortgage loans	2,935,620	61,310	4.18%	2,742,918	59,348	4.33%	1,962	6,891	(4,929)
Home equity lines of credit	325,579	6,216	3.82%	356,857	6,358	3.56%	(142)	(1,087)	945
Installment loans	8,128	363	8.93%	8,488	383	9.02%	(20)	(7)	(13)

Loans, net of unearned income	3,454,801	72,719	4.21%	3,308,415	71,269	4.31%	1,450	5,366	(3,916)

Total interest earning assets	4,792,364	83,185	3.47%	4,664,782	80,260	3.44%	2,925	4,441	(1,821)

Allowance for loan losses	(44,333)			(45,013)
Cash & non-interest earning assets	130,575			136,138

Total assets	$4,878,606			$4,755,907

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$829,615	258	0.06%	$747,322	230	0.06%	28	21	7
Money market accounts	578,728	934	0.32%	591,937	962	0.33%	(28)	(14)	(14)
Savings	1,280,552	865	0.14%	1,268,021	1,208	0.19%	(343)	35	(378)
Time deposits	1,118,274	4,464	0.80%	1,155,773	4,833	0.84%	(369)	(146)	(223)

Total interest bearing deposits	3,807,169	6,521	0.34%	3,763,053	7,233	0.38%	(712)	(104)	(608)
Short-term borrowings	228,078	698	0.61%	178,683	519	0.58%	179	152	27

Total interest bearing liabilities	4,035,247	7,219	0.36%	3,941,736	7,752	0.39%	(533)	47	(580)

Demand deposits	375,610			364,503
Other liabilities	27,408			27,019
Shareholders' equity	440,341			422,649

Total liabilities and shareholders' equity	$4,878,606			$4,755,907

Net interest income , tax equivalent		75,966			72,508		$3,458	4,394	(1,241)

Net interest spread			3.11%			3.05%

Net interest margin (net interest income to total interest earning assets)			3.17%			3.11%

Tax equivalent adjustment		(25)			(26)

Net interest income		75,941			72,482

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2016, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three and six month periods ended June 30, 2017 and 2016, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2017, the Company had an average balance of Federal Funds sold and other short-term investments of $643.6 million compared to $668.4 million in the second quarter of 2016.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Date:  August 4, 2017

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