Form 10-Q
period 2017-09-30
TRUSTCO BANK CORP N Y
filed 2017-11-07
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(518) 377‑3311

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2017
$1 Par Value	96,107,596

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest and dividend income:
Interest and fees on loans	$37,513	36,171	110,219	107,428
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	465	408	1,667	1,067
State and political subdivisions	6	13	29	40
Mortgage-backed securities and collateralized mortgage obligations-residential	1,815	1,829	5,717	6,114
Corporate bonds	153	97	458	97
Small Business Administration-guaranteed participation securities	380	445	1,189	1,371
Mortgage-backed securities and collateralized mortgage obligations-commercial	22	36	66	110
Other securities	4	4	12	12
Total interest and dividends on securities available for sale	2,845	2,832	9,138	8,811

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	276	347	888	1,123
Corporate bonds	102	156	410	464
Total interest on held to maturity securities	378	503	1,298	1,587

Federal Reserve Bank and Federal Home Loan Bank stock	125	131	393	369
Interest on federal funds sold and other short-term investments	1,927	866	4,900	2,542
Total interest income	42,788	40,503	125,948	120,737

Interest expense:
Interest on deposits:
Interest-bearing checking	113	120	371	350
Savings	435	504	1,300	1,712
Money market deposit accounts	469	463	1,403	1,426
Time deposits	2,247	2,468	6,711	7,301
Interest on short-term borrowings	345	281	1,043	800
Total interest expense	3,609	3,836	10,828	11,589

Net interest income	39,179	36,667	115,120	109,148
Provision for loan losses	550	750	1,700	2,350
Net interest income after provision for loan losses	38,629	35,917	113,420	106,798

Noninterest income:
Trustco financial services income	1,844	1,347	5,127	4,464
Fees for services to customers	2,767	2,664	8,201	8,062
Net gain on securities transactions	-	-	-	668
Other	243	718	757	1,306
Total noninterest income	4,854	4,729	14,085	14,500

Noninterest expenses:
Salaries and employee benefits	10,360	8,995	30,129	26,932
Net occupancy expense	4,027	3,887	12,403	11,893
Equipment expense	1,669	1,596	4,653	4,950
Professional services	1,679	1,959	5,570	6,203
Outsourced services	1,650	1,465	4,650	4,441
Advertising expense	699	489	2,019	1,788
FDIC and other insurance	1,018	1,127	3,077	5,066
Other real estate expense (income), net	275	895	770	1,837
Other	2,149	2,636	7,187	7,352
Total noninterest expenses	23,526	23,049	70,458	70,462

Income before taxes	19,957	17,597	57,047	50,836
Income taxes	7,361	6,667	21,264	19,033

Net income	$12,596	10,930	35,783	31,803

Net income per share:
- Basic	$0.131	0.114	0.373	0.333

- Diluted	$0.131	0.114	0.372	0.333

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Net income	$12,596	10,930	35,783	31,803

Net unrealized holding gain on securities available for sale	938	(125)	5,460	12,475
Reclassification adjustments for net gain recognized in income	-	-	-	(668)
Tax effect	(376)	50	(2,185)	(4,723)

Net unrealized gain on securities available for sale, net of tax	562	(75)	3,275	7,084

Amortization of net actuarial gain	(72)	(8)	(208)	(25)
Amortization of prior service cost	23	22	68	67
Tax effect	20	(6)	56	(17)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(29)	8	(84)	25

Other comprehensive income, net of tax	533	(67)	3,191	7,109
Comprehensive income	$13,129	10,863	38,974	38,912

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS:	(Unaudited)	(Audited)

Cash and due from banks	$41,598	48,719

Federal funds sold and other short term investments	582,599	658,555
Total cash and cash equivalents	624,197	707,274

Securities available for sale	580,430	620,360

Held to maturity securities (fair value 2017 $30,731; 2016 $47,526)	29,268	45,490

Federal Reserve Bank and Federal Home Loan Bank stock	8,779	9,579

Loans, net of deferred net costs	3,578,282	3,430,586
Less:
Allowance for loan losses	44,082	43,890
Net loans	3,534,200	3,386,696

Bank premises and equipment, net	35,028	35,466
Other assets	58,373	63,941

Total assets	$4,870,275	4,868,806

LIABILITIES:
Deposits:
Demand	$397,623	377,755
Interest-bearing checking	862,067	815,534
Savings accounts	1,265,229	1,271,449
Money market deposit accounts	564,557	571,962
Time deposits	1,075,886	1,159,463
Total deposits	4,165,362	4,196,163

Short-term borrowings	216,508	209,406
Accrued expenses and other liabilities	33,477	30,551

Total liabilities	$4,415,347	4,436,120

SHAREHOLDERS’ EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 99,561,882 and 99,214,382 shares issued at September 30, 2017 and December 31, 2016, respectively	99,562	99,214
Surplus	172,712	171,425
Undivided profits	218,401	201,517
Accumulated other comprehensive loss, net of tax	(3,060)	(6,251)
Treasury stock at cost - 3,454,286 and 3,434,205 shares at
September 30, 2017 and December 31, 2016, respectively	(32,687)	(33,219)

Total shareholders’ equity	454,928	432,686

Total liabilities and shareholders’ equity	$4,870,275	4,868,806

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2016	$98,973	171,443	184,009	(4,781)	(36,334)	413,310
Net income	-	-	31,803	-	-	31,803
Other comprehensive income, net of tax	-	-	-	7,109	-	7,109
Cash dividend declared, $.1969 per share	-	-	(18,799)	-	-	(18,799)
Stock options exercised (147,630 shares)	148	612	-	-	-	760
Purchase of treasury stock (111,906 shares)	-	-	-	-	(701)	(701)
Sale of treasury stock (316,337 shares)	-	(1,130)	-	-	3,088	1,958
Stock based compensation expense	-	168	-	-	-	168

Ending balance, September 30, 2016	$99,121	171,093	197,013	2,328	(33,947)	435,608

Beginning balance, January 1, 2017	$99,214	171,425	201,517	(6,251)	(33,219)	432,686
Net income	-	-	35,783	-	-	35,783
Other comprehensive income, net of tax	-	-	-	3,191	-	3,191
Cash dividend declared, $.1969 per share	-	-	(18,899)	-	-	(18,899)
Stock options exercised (347,500 shares)	348	1,510	-	-	-	1,858
Purchase of treasury stock (251,646 shares)	-	-	-	-	(1,683)	(1,683)
Sale of treasury stock (231,750 shares)	-	(337)	-	-	2,215	1,878
Stock based compensation expense	-	114	-	-	-	114

Ending balance, September 30, 2017	$99,562	172,712	218,401	(3,060)	(32,687)	454,928

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$35,783	31,803

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,857	3,071
Net gain on sale of other real estate owned	(897)	(281)
Writedown of other real estate owned	823	911
Provision for loan losses	1,700	2,350
Deferred tax expense	1,122	3,899
Net amortization of securities	2,244	3,702
Stock based compensation expense	114	168
Net loss on sale/retirement of bank premises and equipment	43	(480)
Net gain on sales of securities	-	(668)
Decrease in taxes receivable	2,748	2,320
Decrease in interest receivable	257	(610)
Decrease in interest payable	(56)	(5)
Increase in other assets	(2,214)	(4,844)
Increase (decrease) in accrued expenses and other liabilities	2,957	(297)
Total adjustments	11,698	9,236
Net cash provided by operating activities	47,481	41,039

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	109,123	205,312
Proceeds from calls and maturities of held to maturity securities	16,222	8,435
Purchases of securities available for sale	(65,977)	(250,554)
Proceeds from maturities of securities available for sale	-	550
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(144)	(99)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	944	-
Net increase in loans	(152,334)	(101,292)
Proceeds from dispositions of other real estate owned	4,593	4,860
Proceeds from dispositions of bank premises and equipment	-	674
Purchases of bank premises and equipment	(2,462)	(1,732)
Net cash (used in) provided by investing activities	(90,035)	(133,846)

Cash flows from financing activities:

Net change in deposits	(30,801)	67,860
Net change in short-term borrowings	7,102	(12,022)
Proceeds from exercise of stock options	1,858	760
Proceeds from sale of treasury stock	1,878	1,958
Purchases of treasury stock	(1,683)	(701)
Dividends paid	(18,877)	(18,776)
Net cash provided by financing activities	(40,523)	39,079
Net decrease in cash and cash equivalents	(83,077)	(53,728)
Cash and cash equivalents at beginning of period	707,274	718,156
Cash and cash equivalents at end of period	$624,197	664,428

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$10,884	11,594
Income taxes paid	18,508	16,944
Other non cash items:
Transfer of loans to other real estate owned	3,130	3,803
Increase in dividends payable	22	23
Change in unrealized gain on securities available for sale-gross of deferred taxes	5,460	11,807
Change in deferred tax effect on unrealized gain on securities available for sale	(2,185)	(4,723)
Amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	(140)	42
Change in deferred tax effect of amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	56	(17)

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2017 is not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary for fair presentation.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2017 and 2016 is as follows:

(in thousands, except per share data)	For the three months ended September 30:		For the nine months ended September 30:
	2017	2016	2017	2016
Net income	$12,596	10,930	$35,783	31,803
Weighted average common shares	96,102	95,603	95,997	95,486
Stock Options	103	119	94	86
Weighted average common shares including potential dilutive shares	96,205	95,722	96,091	95,572

Basic EPS	$0.131	0.114	$0.373	0.333

Diluted EPS	$0.131	0.114	$0.372	0.333

Index
For the three and nine months ended September 30, 2017, the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 995 thousand and 1.4 million.  For the three and nine months ended September 30, 2016 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 1.6 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended September 30, 2017 and 2016 for its pension and other postretirement benefit plans:

	For the three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016

Service cost	$11	15	26	32
Interest cost	326	343	54	61
Expected return on plan assets	(686)	(669)	(190)	(180)
Amortization of net loss (gain)	17	46	(89)	(54)
Amortization of prior service cost	-	-	23	22
Net periodic benefit	$(332)	(265)	(176)	(119)

	For the nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2017	2016	2017	2016

Service cost	$33	46	77	96
Interest cost	977	1,029	164	184
Expected return on plan assets	(2,058)	(1,994)	(571)	(540)
Amortization of net loss (gain)	50	138	(258)	(163)
Amortization of prior service cost	-	-	68	67
Net periodic benefit	$(998)	(781)	(520)	(356)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2017.  As of September 30, 2017, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$125,024	93	1,459	123,658
State and political subdivisions	521	12	-	533
Corporate bonds	40,442	-	61	40,381
Mortgage backed securities and collateralized mortgage obligations - residential	338,519	164	3,152	335,531
Small Business Administration- guaranteed participation securities	71,169	-	1,351	69,818
Mortgage backed securities and collateralized mortgage obligations - commercial	9,875	-	51	9,824
Other	650	-	-	650
Total debt securities	586,200	269	6,074	580,395
Equity securities	35	-	-	35
Total securities available for sale	$586,235	269	6,074	580,430

(dollars in thousands)	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$119,887	-	2,621	117,266
State and political subdivisions	873	13	-	886
Mortgage backed securities and collateralized mortgage obligations - residential	378,068	123	5,883	372,308
Corporate bonds	40,956	-	251	40,705
Small Business Administration- guaranteed participation securities	81,026	-	2,527	78,499
Mortgage backed securities and collateralized mortgage obligations - commercial	10,130	-	119	10,011
Other	650	-	-	650
Total debt securities	631,590	136	11,401	620,325
Equity securities	35	-	-	35
Total securities available for sale	$631,625	136	11,401	620,360

Index
The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2017, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$50,331	50,283
Due in one year through five years	106,105	104,749
Due after five years through ten years	10,201	10,190
Due after ten years	-	-
Mortgage backed securities and collateralized mortgage obligations - residential	338,519	335,531
Small Business Administration- guaranteed participation securities	71,169	69,818
Mortgage backed securities and collateralized mortgage obligations - commercial	9,875	9,824
	$586,200	580,395

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

(dollars in thousands)	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$24,887	113	88,544	1,346	113,431	1,459
Corporate bonds	-	-	40,381	61	40,381	61
Mortgage backed securities and collateralized mortgage obligations - residential	228,925	1,972	82,423	1,180	311,348	3,152
Small Business Administration- guaranteed participation securities	20,070	270	49,748	1,081	69,818	1,351
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	9,824	51	9,824	51

Total	$273,882	2,355	270,920	3,719	544,802	6,074

Index
(dollars in thousands)	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$102,266	2,621	-	-	102,266	2,621
Corporate bonds	40,705	251	-	-	40,705	251
Mortgage backed securities and collateralized mortgage obligations - residential	359,622	5,766	4,713	117	364,335	5,883
Small Business Administration- guaranteed participation securities	64,560	1,960	13,940	567	78,500	2,527
Mortgage backed securities and collateralized mortgage obligations - commercial	10,011	119	-	-	10,011	119

Total	$577,164	10,717	18,653	684	595,817	11,401

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2017 and 2016 are as follows:

(dollars in thousands)	Three months ended September 30,
	2017	2016

Proceeds from sales	$-	-
Proceeds from calls	35,554	70,762
Gross realized gains	-	-
Gross realized losses	-	-

(dollars in thousands)	Nine months ended September 30,
	2017	2016

Proceeds from sales	$-	44,829
Proceeds from calls	109,123	160,483
Gross realized gains	-	668
Gross realized losses	-	-

There were no sales of securities available for sale during the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, income tax expense recognized on net gains on sales of securities available for sale was approximately $267 thousand.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	September 30, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$29,268	1,463	-	30,731
Total held to maturity	$29,268	1,463	-	30,731

(dollars in thousands)	December 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$35,500	1,736	-	37,236
Corporate bonds	9,990	300	-	10,290
Total held to maturity	$45,490	2,036	-	47,526

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2017, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	29,268	30,731
	$29,268	30,731

There were no held to maturity securities in an unrecognized loss position as of September 30, 2017 or December 31, 2016.

There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2017 and 2016.

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

Index
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

As of September 30, 2017, the Company’s security portfolios included certain securities which were in an unrealized loss position.  The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2017
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$152,228	12,980	165,208
Other	21,754	319	22,073
Real estate mortgage - 1 to 4 family:
First mortgages	2,251,152	742,697	2,993,849
Home equity loans	64,556	12,565	77,121
Home equity lines of credit	267,143	44,610	311,753
Installment	6,796	1,482	8,278
Total loans, net	$2,763,629	814,653	3,578,282
Less: Allowance for loan losses			44,082
Net loans			$3,534,200

	December 31, 2016
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$151,366	12,243	163,609
Other	27,539	46	27,585
Real estate mortgage - 1 to 4 family:
First mortgages	2,158,904	665,183	2,824,087
Home equity loans	60,892	10,754	71,646
Home equity lines of credit	286,586	48,255	334,841
Installment	7,048	1,770	8,818
Total loans, net	$2,692,335	738,251	3,430,586
Less: Allowance for loan losses			43,890
Net loans			$3,386,696

*Includes New York, New Jersey, Vermont and Massachusetts

At September 30, 2017 and December 31, 2016, the Company had approximately $27.6 million and $24.8 million of real estate construction loans, respectively.  Of the $27.6 million in real estate construction loans at September 30, 2017, approximately $17.2 million are secured by first mortgages to residential borrowers while approximately $10.4 million were to commercial borrowers for residential construction projects. Of the $24.8 million in real estate construction loans at December 31, 2016, approximately $16.3 million are secured by first mortgages to residential borrowers while approximately $8.5 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	September 30, 2017
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,596	-	1,596
Other	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	17,048	1,764	18,812
Home equity loans	35	-	35
Home equity lines of credit	3,843	131	3,974
Installment	30	-	30
Total non-accrual loans	22,652	1,895	24,547
Restructured real estate mortgages - 1 to 4 family	40	-	40
Total nonperforming loans	$22,692	1,895	24,587

	December 31, 2016
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,843	-	1,843
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	17,727	1,659	19,386
Home equity loans	95	-	95
Home equity lines of credit	3,376	270	3,646
Installment	48	-	48
Total non-accrual loans	23,089	1,929	25,018
Restructured real estate mortgages - 1 to 4 family	42	-	42
Total nonperforming loans	$23,131	1,929	25,060

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2017 and December 31, 2016, other estate owned included $2.5 million and $3.5 million of residential foreclosed properties, respectively. Non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $13.3 million and $12.5 million as of September 30, 2017 and December 31, 2016, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of September 30, 2017 and December 31, 2016:

New York and other states:
	September 30, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	1,481	1,481	150,747	152,228
Other	-	-	100	100	21,654	21,754
Real estate mortgage - 1 to 4 family:
First mortgages	4,972	1,973	9,560	16,505	2,234,647	2,251,152
Home equity loans	70	-	3	73	64,483	64,556
Home equity lines of credit	337	167	2,235	2,739	264,404	267,143
Installment	39	29	10	78	6,718	6,796

Total	$5,418	2,169	13,389	20,976	2,742,653	2,763,629

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	12,980	12,980
Other	-	-	-	-	319	319
Real estate mortgage - 1 to 4 family:
First mortgages	845	291	1,323	2,459	740,238	742,697
Home equity loans	-	-	-	-	12,565	12,565
Home equity lines of credit	-	-	-	-	44,610	44,610
Installment	-	-	-	-	1,482	1,482

Total	$845	291	1,323	2,459	812,194	814,653

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	1,481	1,481	163,727	165,208
Other	-	-	100	100	21,973	22,073
Real estate mortgage - 1 to 4 family:
First mortgages	5,817	2,264	10,883	18,964	2,974,885	2,993,849
Home equity loans	70	-	3	73	77,048	77,121
Home equity lines of credit	337	167	2,235	2,739	309,014	311,753
Installment	39	29	10	78	8,200	8,278

Total	$6,263	2,460	14,712	23,435	3,554,847	3,578,282

Index
New York and other states:
	December 31, 2016
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$50	43	1,706	1,799	149,567	151,366
Other	-	-	-	-	27,539	27,539
Real estate mortgage - 1 to 4 family:
First mortgages	6,379	2,924	9,643	18,946	2,139,958	2,158,904
Home equity loans	50	3	74	127	60,765	60,892
Home equity lines of credit	685	111	1,839	2,635	283,951	286,586
Installment	34	32	15	81	6,967	7,048

Total	$7,198	3,113	13,277	23,588	2,668,747	2,692,335

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	12,243	12,243
Other	-	-	-	-	46	46
Real estate mortgage - 1 to 4 family:
First mortgages	1,942	69	1,255	3,266	661,917	665,183
Home equity loans	19	-	-	19	10,735	10,754
Home equity lines of credit	-	-	156	156	48,099	48,255
Installment	30	6	-	36	1,734	1,770

Total	$1,991	75	1,411	3,477	734,774	738,251

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$50	43	1,706	1,799	161,810	163,609
Other	-	-	-	-	27,585	27,585
Real estate mortgage - 1 to 4 family:
First mortgages	8,321	2,993	10,898	22,212	2,801,875	2,824,087
Home equity loans	69	3	74	146	71,500	71,646
Home equity lines of credit	685	111	1,995	2,791	332,050	334,841
Installment	64	38	15	117	8,701	8,818

Total	$9,189	3,188	14,688	27,065	3,403,521	3,430,586

Index
At September 30, 2017 and December 31, 2016, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended September 30, 2017
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,596	38,871	695	44,162
Loans charged off:
New York and other states*	-	747	65	812
Florida	-	31	4	35
Total loan chargeoffs	-	778	69	847

Recoveries of loans previously charged off:
New York and other states*	-	137	8	145
Florida	-	72	-	72
Total recoveries	-	209	8	217
Net loans charged off	-	569	61	630
Provision for loan losses	24	434	92	550
Balance at end of period	$4,620	38,736	726	44,082

(dollars in thousands)	For the three months ended September 30, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$5,046	38,589	429	44,064
Loans charged off:
New York and other states*	356	549	57	962
Florida	-	2	3	5
Total loan chargeoffs	356	551	60	967

Recoveries of loans previously charged off:
New York and other states*	3	78	20	101
Florida	-	2	-	2
Total recoveries	3	80	20	103
Net loans charged off	353	471	40	864
Provision (credit) for loan losses	505	(51)	296	750
Balance at end of period	$5,198	38,067	685	43,950

Index
(dollars in thousands)	For the nine months ended September 30, 2017
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,929	38,231	730	43,890
Loans charged off:
New York and other states*	72	1,699	146	1,917
Florida	-	167	19	186
Total loan chargeoffs	72	1,866	165	2,103

Recoveries of loans previously charged off:
New York and other states*	8	494	21	523
Florida	-	72	-	72
Total recoveries	8	566	21	595
Net loans charged off	64	1,300	144	1,508
Provision for loan losses	(245)	1,805	140	1,700
Balance at end of period	$4,620	38,736	726	44,082

(dollars in thousands)	For the nine months ended September 30, 2016
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,491	39,753	518	44,762
Loans charged off:
New York and other states*	688	2,528	230	3,446
Florida	-	103	20	123
Total loan chargeoffs	688	2,631	250	3,569

Recoveries of loans previously charged off:
New York and other states*	44	313	46	403
Florida	-	4	-	4
Total recoveries	44	317	46	407
Net loans charged off	644	2,314	204	3,162
Provision for loan losses	1,351	628	371	2,350
Balance at end of period	$5,198	38,067	685	43,950

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,620	38,736	726	44,082

Total ending allowance balance	$4,620	38,736	726	44,082

Loans:
Individually evaluated for impairment	$2,969	21,585	-	24,554
Collectively evaluated for impairment	184,312	3,361,138	8,278	3,553,728

Total ending loans balance	$187,281	3,382,723	8,278	3,578,282

Index
	December 31, 2016
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,929	38,231	730	43,890

Total ending allowance balance	$4,929	38,231	730	43,890

Loans:
Individually evaluated for impairment	$2,418	21,607	-	24,025
Collectively evaluated for impairment	188,776	3,208,967	8,818	3,406,561

Total ending loans balance	$191,194	3,230,574	8,818	3,430,586

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at September 30, 2017 and December 31, 2016 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of September 30, 2017 and December 31, 2016:

The following table presents impaired loans by loan class:

New York and other states:

	September 30, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,869	3,916	-	2,879
Other	100	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	16,043	16,351	-	16,715
Home equity loans	252	272	-	265
Home equity lines of credit	2,330	2,524	-	2,128

Total	$21,594	23,163	-	22,087

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,335	2,441	-	2,217
Home equity loans	90	90	-	92
Home equity lines of credit	535	535	-	568

Total	$2,960	3,066	-	2,877

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,869	3,916	-	2,879
Other	100	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	18,378	18,792	-	18,932
Home equity loans	342	362	-	358
Home equity lines of credit	2,865	3,059	-	2,696

Total	$24,554	26,229	-	24,964

Index
New York and other states:

	December 31, 2016
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,418	3,470	-	2,214
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	16,675	17,439	-	15,665
Home equity loans	269	305	-	251
Home equity lines of credit	1,999	2,160	-	1,806

Total	$21,361	23,374	-	19,936

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,009	2,100	-	1,800
Home equity loans	94	94	-	81
Home equity lines of credit	561	633	-	591

Total	$2,664	2,827	-	2,472

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,418	3,470	-	2,214
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	18,684	19,539	-	17,465
Home equity loans	363	399	-	332
Home equity lines of credit	2,560	2,793	-	2,397

Total	$24,025	26,201	-	22,408

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017 and December 31, 2016 impaired loans included approximately $11.0 million and $11.5 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of September 30, 2017 and December 31, 2016, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 9/30/2017			Three months ended 9/30/2016
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	$941	$941	7	$655	$655
Home equity loans	-	-	-	1	44	44
Home equity lines of credit	3	296	296	2	183	183

Total	10	$1,237	$1,237	10	$882	$882

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2	$251	$251	-	$-	$-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	2	$251	$251	-	$-	$-

Index

	Nine months ended 9/30/2017			Nine months ended 9/30/2016
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Commercial:
Commercial real estate	3	$747	$747	-	$-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	25	$3,986	3,986	27	$2,383	2,383
Home equity loans	1	13	13	1	44	44
Home equity lines of credit	8	457	457	10	316	316

Total	37	$5,203	$5,203	38	$2,743	$2,743

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	$718	$718	2	$408	$408
Home equity loans	-	-	-	1	45	45
Home equity lines of credit	1	70	70	1	6	6

Total	8	$788	$788	4	$459	$459

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

Index
The following table presents, by class, TDR’s that defaulted during the three and nine months ended September 30, 2017 and 2016 which had been modified within the last twelve months:

	Three months ended 9/30/2017		Three months ended 9/30/2016
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	2	$236	-	$-
Home equity lines of credit	-	-	-	-

Total	2	$236	-	$-

Florida:

(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	$-

Total	-	$-	-	$-

	Nine months ended 9/30/2017		Nine months ended 9/30/2016
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	2	$236	1	$107
Home equity loans	-	-	-	-
Home equity lines of credit	1	3	-	-

Total	3	$239	1	$107

Florida:

(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$77	-	$-
Home equity lines of credit	1	$70	1	$46

Total	2	$147	1	$46

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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2017
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$142,390	9,838	152,228
Other	20,154	1,600	21,754

	$162,544	11,438	173,982

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$12,980	-	12,980
Other	319	-	319

	$13,299	-	13,299

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$155,370	9,838	165,208
Other	20,473	1,600	22,073

	$175,843	11,438	187,281

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

Included in classified loans in the above tables are non-accrual loans of $1.2 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of September 30, 2017 and December 31, 2016 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of September 30, 2017 and December 31, 2016 is presented in the non-accrual loans table.

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2017 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$123,658	$-	$123,658	$-
State and political subdivisions	533	-	533	-
Corporate bonds	40,381	-	40,381	-
Mortgage backed securities and collateralized mortgage obligations - residential	335,531	-	335,531	-
Small Business Administration- guaranteed participation securities	69,818	-	69,818	-
Mortgage backed securities and collateralized mortgage obligations - commercial	9,824	-	9,824	-
Other securities	685	35	650	-
Total securities available for sale	$580,430	$35	$580,395	$-

	Fair Value Measurements at December 31, 2016 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$117,266	$-	$117,266	$-
State and political subdivisions	886	-	886	-
Mortgage backed securities and collateralized mortgage obligations - residential	372,308	-	372,308	-
Corporate bonds	40,705	-	40,705	-
Small Business Administration- guaranteed participation securities	78,499	-	78,499	-
Mortgage backed securities and collateralized mortgage obligations - commercial	10,011	-	10,011	-
Other securities	685	35	650	-
Total securities available for sale	$620,360	$35	$620,325	$-

Index
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2017 and 2016.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$2,879	$-	$-	$2,879	Sales comparison approach	Adjustments for differences between comparable sales	2% - 10% (4%)
Impaired loans:

Real estate mortgage - 1 to 4 family	651	-	-	651	Sales comparison approach	Adjustments for differences between comparable sales	2% - 5% (4%)

	Fair Value Measurements at December 31, 2016 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$4,268	$-	$-	$4,268	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)
Impaired loans:
Commercial real estate	1,250	-	-	1,250	Sales comparison approach	Adjustments for differences between comparable sales	7% - 35% (23%)

Real estate mortgage - 1 to 4 family	458	-	-	458	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $2.9 million at September 30, 2017 and consisted of $358 thousand of commercial real estate and $2.5 million of residential real estate properties. Valuation charges of $461 thousand and $823 thousand are included in earnings for the three and nine months ended September 30, 2017, respectively.

Of the total impaired loans of $24.6 million at September 30, 2017, $651 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2017.  Gross charge offs related to residential impaired loans included in the table above were $15 thousand and $41 thousand for the three and nine months ended September 30, 2017, respectively.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at September 30, 2017 and December 31, 2016 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at September 30, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$624,197	624,197	-	-	624,197
Securities available for sale	580,430	35	580,395	-	580,430
Held to maturity securities	29,268	-	30,731	-	30,731
Federal Reserve Bank and Federal
Home Loan Bank stock	8,779	N/A	N/A	N/A	N/A
Net loans	3,534,200	-	-	3,541,135	3,541,135
Accrued interest receivable	10,813	56	2,473	8,284	10,813
Financial liabilities:
Demand deposits	397,623	397,623	-	-	397,623
Interest bearing deposits	3,767,739	2,691,853	1,069,906	-	3,761,759
Short-term borrowings	216,508	-	216,508	-	216,508
Accrued interest payable	470	67	402	-	470

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$707,274	707,274	-	-	707,274
Securities available for sale	620,360	35	620,325	-	620,360
Held to maturity securities	45,490	-	47,526	-	47,526
Federal Reserve Bank and Federal
Home Loan Bank stock	9,579	N/A	N/A	N/A	N/A
Net loans	3,386,696	-	-	3,370,976	3,370,976
Accrued interest receivable	11,070	145	2,654	8,271	11,070
Financial liabilities:
Demand deposits	377,755	377,755	-	-	377,755
Interest bearing deposits	3,818,408	2,658,945	1,156,025	-	3,814,970
Short-term borrowings	209,406	-	209,406	-	209,406
Accrued interest payable	526	82	444	-	526

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

Index
(7)	Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended 9/30/17
(dollars in thousands)	Balance at 7/1/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2017	Balance at 9/30/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(4,049)	562	-	562	(3,487)
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	456	-	(29)	(29)	427

Accumulated other comprehensive income (loss), net of tax	(3,593)	562	(29)	533	(3,060)

	Three months ended 9/30/2016
(dollars in thousands)	Balance at 7/1/2016	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2016	Balance at 9/30/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$2,667	(75)	-	(75)	2,592
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(272)	-	8	8	(264)

Accumulated other comprehensive income (loss), net of tax	2,395	(75)	8	(67)	2,328

	Nine months ended 9/30/17
(dollars in thousands)	Balance at 1/1/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Loss	Other Comprehensive Income (loss)- Six months ended 9/30/2017	Balance at 9/30/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,762)	3,275	-	3,275	(3,487)
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	511	-	(84)	(84)	427

Accumulated other comprehensive income (loss), net of tax	(6,251)	3,275	(84)	3,191	(3,060)

	Nine months ended 9/30/16
(dollars in thousands)	Balance at 1/1/2016	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Six months ended 9/30/2016	Balance at 9/30/2016

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(4,492)	7,483	(401)	7,084	2,592
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(289)	-	25	25	(264)

Accumulated other comprehensive income (loss), net of tax	(4,781)	7,483	(376)	7,109	2,328

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

(dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016	Affected Line Item in Statements
Net unrealized holding gain on securities available for sale

Realized gain on securities transactions	$-	-	$-	668	Net gain on securities transactions
Income tax effect	-	-	-	(267)	Income taxes
Net of tax	-	-	-	401

Amortization of pension and postretirement benefit items

Amortization of net actuarial gain	72	8	208	25	Salaries and employee benefits
Amortization of prior service cost	(23)	(22)	(68)	(67)	Salaries and employee benefits
Income tax effect	(20)	6	(56)	17	Income taxes
Net of tax	29	(8)	84	(25)

Total reclassifications, net of tax	$29	(8)	$84	376

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing and ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients. The Company is in process of evaluating disclosure impact.  Based on the Company’s preliminary evaluation, the ASU does not have a material impact on the Company’s financial position or the results of operations.  The Company is in process of evaluating disclosure impact.

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

Index

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TrustCo Bank Corp NY
Glenville, New York

We have reviewed the accompanying consolidated statements of financial condition of TrustCo Bank Corp NY as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Crowe Horwath LLP

New York, New York
November 7, 2017

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Following this discussion are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2017 and 2016.

Index
Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three and nine month periods ended September 30, 2017, with comparisons to the corresponding period in 2016, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2016 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 3, 2017, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

During the third quarter of 2017 financial markets were influenced by both underlying economic conditions and by political developments.  Equity markets ended the third quarter up, gaining gradually over the quarter.  For the full third quarter, the S&P 500 Index was up 4.0% and the Dow Jones Industrial Average was up 4.9%.  Credit markets continue to be driven by worldwide economic news and demand shifts between segments of the bond market as investors seek to capture yield in a continued low rate environment.  The shape of the yield curve continued to flatten during the quarter, with average yields flat or down for longer maturities and up for shorter maturities in the third quarter as compared to the second quarter.  The 10-year Treasury bond averaged 2.24% during Q3 compared to 2.26% in Q2, a decrease of 2 basis points.  The 2-year Treasury bond average rate increased 6 basis points to 1.36%, resulting in flattening of the curve.  The spread between the 10-year and the 2-year Treasury bonds contracted from 0.96% on average in Q2 to 0.88% in Q3.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range was increased by 25 basis points on June 14, 2017 to a range of 1.00% to 1.25%.  This increase follows a similar 25 basis point increases announced in December of 2016 and March of 2017.  Spreads of most asset classes, including agency securities, corporates, municipals and mortgage-backed securities, were down by the end of the quarter as compared to the levels seen a year earlier, but generally roughly flat with levels seen at the end of the second quarter of 2017.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of additional actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.  On September 20, 2017 the Federal Open Market Committee announced that it would initiate the balance sheet normalization program discussed in June of 2017.  Information regarding this program provided some additional direction to the market.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q3/16	Beg of Q3	0.28	0.59	1.00	1.46	0.87
	Peak	0.37	0.84	1.26	1.73	0.97
	Trough	0.18	0.56	0.94	1.37	0.76
	End of Q3	0.29	0.77	1.14	1.60	0.83
	Average in Q3	0.30	0.73	1.13	1.56	0.84

Q4/16	Beg of Q4	0.32	0.80	0.91	1.63	0.83
	Peak	0.55	1.29	1.61	2.60	1.34
	Trough	0.30	0.80	0.91	1.63	0.83
	End of Q4	0.51	1.20	1.47	2.45	1.25
	Average in Q4	0.43	1.01	1.24	2.14	1.13

Q1/17	Beg of Q1	0.16	1.06	1.76	2.27	1.21
	Peak	0.79	1.40	2.14	2.62	1.30
	Trough	0.50	1.12	1.80	2.31	1.11
	End of Q1	0.76	1.27	1.93	2.40	1.13
	Average in Q1	0.60	1.24	1.95	2.45	1.20

Q2/17	Beg of Q2	0.76	1.27	1.93	2.40	1.13
	Peak	1.04	1.38	1.94	2.42	1.11
	Trough	0.79	1.18	1.71	2.14	0.78
	End of Q2	1.03	1.38	1.89	2.31	0.93
	Average in Q2	0.91	1.30	1.81	2.26	0.96

Q3/17	Beg of Q3	1.03	1.38	1.89	2.31	0.93
	Peak	1.18	1.47	1.95	2.39	1.00
	Trough	0.98	1.27	1.63	2.05	0.77
	End of Q3	1.06	1.47	1.92	2.33	0.86
	Average in Q3	1.05	1.36	1.81	2.24	0.88

The United States economy continues to show some modest improvements in some areas, but continues to face challenges. Employment metrics have generally improved, but remain inconsistent and not particularly robust. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008, will eventually be reversed. How and when the Federal Reserve resolves its own balance sheet expansion has been an area of significant focus of economists and market participants.  As noted, guidance on this issue was provided in late September.  Economic activity in Europe, China and elsewhere has also improved in some aspects, but remains mixed.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and have fundamentally changed the way banks conduct business.  The current presidential administration has set policy initiatives that include attempts to reduce the regulatory burden; the timing and extent of any success on that front is yet to be determined.  Fiscal policy initiatives, particularly a plan to significantly reduce corporate tax rates could have a major impact on the economy and on TrustCo, but there is no certainty that those initiatives will take effect at all or will result in any timely and/or significant change.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at September 30, 2017, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $12.6 million, or $0.131 of diluted earnings per share, for the three months ended September 30, 2017, compared to net income of $10.9 million, or $0.114 of diluted earnings per share, in the same period in 2016.  Return on average assets was 1.02% and 0.90, respectively, for the three months ended September 30, 2017 and 2016.  Return on average equity was 11.06% and 10.05%, respectively, for the three months ended September 30, 2017 and 2016.

For the nine months ended September 30, 2017, net income was $35.8 million or $0.372 of diluted earnings per share, compared to $31.8 million and $0.333 per share, respectively, in the same period in 2016.  Return on average assets was 0.98% and 0.89%, respectively, for the nine months ended September 30, 2017 and 2016.  Return on average equity was 10.77% and 9.97%, respectively, for the nine months ended September 30, 2017 and 2016.

The primary factors accounting for the change in net income for the three months ended September 30, 2017 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $55.8 million to $4.80 billion for the third quarter of 2017 compared to the same period in 2016.

•
An increase in taxable equivalent net interest margin for the third quarter of 2017 to 3.26% from 3.09% in the prior year period.  The increase in the margin, coupled with the increase in average earning assets, resulted in an increase of $2.5 million in taxable equivalent net interest income in the third quarter of 2017 compared to the third quarter of 2016.

•
An increase of $497 thousand in Financial Services income for the third quarter of 2017 as compared to the prior year period due to cash received from the settlement of several estates resulting in revenue greater that the estimated accrued amount.

Index
•
An increase of $1.4 million in salaries and benefits expense for the third quarter of 2017 compared to the third quarter of 2016, due to a combination of higher staffing levels, the impact of a higher stock price on liability-based stock compensation plans and other factors.

•	A decrease of $280 thousand in Professional Services expense for the third quarter of 2017 compared to the third quarter of 2016.

•	A increase of $210 thousand in Advertising expense for the third quarter of 2017 compared to the third quarter of 2016.

•	A decrease of $620 thousand in Other Real Estate expense for the third quarter of 2017 compared to the third quarter of 2016 due to increased gains recognized in the sale of properties.

•	An increase of $694 thousand in income taxes in the third quarter of 2017 compared to the prior year due primarily to higher pre-tax earnings.

The primary factors accounting for the change in net income for the nine months ended September 30, 2017 compared to the same periods of the prior year were:

•	An increase in the average balance of interest earning assets of $104.5 million to $4.90 billion for the first nine months of 2017 compared to the same period in 2016.

•
An increase in taxable equivalent net interest margin for the first nine months of 2017 to 3.20% from 3.10% in the prior year period.  The increase in the margin coupled with the increase in average earning assets, resulted in an increase of $6.0 million in taxable equivalent net interest income in the first nine months of 2017 compared to the same period in 2016.

•	A decrease of $668 thousand in securities gains for the first nine months of 2017 as compared to the prior year period.

•	An increase of $663 in Financial Services income for the first nine months of 2017 as compared to the prior year period, the majority of which was recognized in the third quarter as noted previously.

•
An increase of $3.2 million in salaries and benefits for the first nine months of 2017 as compared to the prior year period, for similar reasons as previously noted in regard to the third quarter of 2017.

•
A decrease of $2.0 million in FDIC and other insurance expense and a decrease of $1.1 million in net other real estate (“ORE”) expense, for the first nine months of 2017 compared to the same period in 2016.

Index
•	An increase of $2.2 million in income taxes, in the first nine months of 2017 compared to the same period in 2016, due to an increase in pretax earnings.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2016 is a description of the effect interest rates had on the results for the year 2016 compared to 2015.  Many of the same market factors discussed in the 2016 Annual Report continued to have a significant impact on results through the third quarter of 2017.

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

Index
Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. In December 2015, the target increased to a range of 0.25% to 0.50%, and  25 basis point increases in the target range were also announced in December of 2016 and March and June of 2017, producing the current range of 1.00% to 1.25%.  Additional increases in 2017 and beyond will largely be dependent on the strength of economic conditions.  In the November 1, 2017 statement from the Federal Open Market Committee, it was noted that, “In determining the timing and size of future adjustments to the target range for the federal funds rate, the Committee will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The Committee will carefully monitor actual and expected inflation developments relative to its symmetric inflation goal. The Committee expects that economic conditions will evolve in a manner that will warrant gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.”

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 3 basis points lower in the third quarter of 2017 relative to the prior year period.  Rates were flat or lower on all deposit categories as compared to the same period in 2016 except money market accounts.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  In recent periods this includes the reinvestment of principal payments received on its holdings of agency securities, agency mortgage-backed securities and Treasury securities. The FRB has stated its intent to unwind these positions, which could put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings. The FRB plan to reduce its holdings began in October 2017 and will occur gradually.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10-year Treasury yield was down 2 basis points, on average, during the third quarter of 2017 compared to the second quarter of 2017 but was up 68 basis points as compared to the third quarter of 2016.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the third quarter of 2017 despite the increases seen during the quarter.

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

Index
For the third quarter of 2017, the net interest margin was 3.26%, up 17 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $61.9 million while the average yield increased 74 basis points in the third quarter of 2017 compared to the same period in 2016.  The decrease in the average balance helped to fund increases in loans.

•
The average balance of securities available for sale decreased by $39.8 million while the average yield increased 13 basis points to 1.92%.  The average balance of held to maturity securities decreased by $13.1 million and the average yield increased 7 basis points to 4.10% for the third quarter of 2017 compared to the same period in 2016, with the increase in yield in both portfolios due to a combination of slower prepayment speeds on mortgage-backed securities and the fact that corporate securities, which have higher yields, comprised a larger component of the portfolio in the 2017 period than in the 2016 period.

•
The average loan portfolio grew by $171.0 million to $3.54 billion and the average yield decreased 5 basis points to 4.24% in the third quarter of 2017 compared to the same period in 2016.  The decline in the average yield primarily reflects the decline in market interest rates on new loan originations as older, higher rate loans pay down or are paid off, as well as declines in higher yielding commercial and installment loans.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $13.2 million and the average rate paid decreased 2 basis points to 0.36% in the third quarter of 2017 compared to the same period in 2016.

During the third quarter of 2017, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.75 billion in the third quarter of 2016 to $4.80 billion in the same period of 2017 with an average yield of 3.56% in the third quarter of 2017 and 3.41% in the third quarter of 2016.  The shift in the mix of assets towards a higher proportion of loans, along with the increase in yield on cash, more than offset the declining yields on loans.  Interest income on average earning assets increased from $40.5 million in the third quarter of 2016 to $42.8 million in the third quarter of 2017, on a tax equivalent basis. The increase was the result of higher volume and yield.

Index
Loans
The average balance of loans was $3.54 billion in the third quarter of 2017 and $3.37 billion in the comparable period in 2016.  The yield on loans decreased 5 basis points to 4.24%.  The higher average balances more than offset the lower yield, leading to an increase in interest income on loans from $36.2 million in the third quarter of 2016 to $37.5 million in the third quarter of 2017.

Compared to the third quarter of 2016, the average balance of residential mortgage loans increased, however other loan categories decreased.  The average balance of residential mortgage loans was $3.04 billion in 2017 compared to $2.82 billion in 2016, an increase of 7.7%.  The average yield on residential mortgage loans decreased by 12 basis points to 4.16% in the third quarter of 2017 compared to 2016.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $11.2 million to an average balance of $183.9 million in the third quarter of 2017 compared to the same period in the prior year.  The average yield on this portfolio was up 8 basis points to 5.40% compared to the prior year period, primarily reflecting the increase in the prime rate.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 44 basis points to 4.14% during the third quarter of 2017 compared to the year earlier period.  The increase in yield is the result of prime rate increases which impacted some loans and a smaller proportion of lower yielding initial rate balances.  The average balances of home equity lines decreased 9.8% to $312.8 million in the third quarter of 2017 as compared to the prior year.  Some customers with home equity lines have refinanced their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2017 was $594.2 million compared to $633.9 million for the comparable period in 2016.  The balance reflects routine paydowns, calls and maturities, offset by new investment purchases.  The average yield was 1.92% for the third quarter of 2017 compared to 1.79% for the third quarter of 2016.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

Index
The net unrealized loss in the available for sale securities portfolio was $5.8 million as of September 30, 2017 compared to a net unrealized loss of $11.3 million as of December 31, 2016.  The unrealized loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $36.9 million for the third quarter of 2017 compared to $50.0 million in the third quarter of 2016.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 4.10% for the third quarter of 2017 compared to 4.03% for the year earlier period.  The higher yield reflects a change in mix and slower prepayments on mortgage-backed securities (MBS), which reduced premium amortization.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2017, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2017 third quarter average balance of Federal Funds sold and other short-term investments was $621.9 million, a $61.9 million decrease from the $683.8 million average for the same period in 2016.  The yield was 1.24% for the third quarter of 2017 and 0.50% for the comparable period in 2016.  Interest income from this portfolio increased $1.1 million from $866 thousand in 2016 to $1.9 million in 2017, reflecting the target rate increases that took effect in December of 2016 and March and June of 2017, partly offset by the decrease in balances.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and certificates of deposit) decreased $20.1 million to $3.79 billion for the third quarter of 2017 versus the third quarter in the prior year, and the average rate paid decreased from 0.37% for 2016 to 0.34% for 2017.  Total interest expense on these deposits decreased $291 thousand to $3.3 million in the third quarter of 2017 compared to the year earlier period.  From the third quarter of 2016 to the third quarter of 2017, interest bearing demand account average balances were up 10.4%, certificates of deposit average balances were down 8.3%, non-interest demand average balances were up 3.1%, average savings balances decreased 0.3% and money market balances were up 0.1%.

Index
The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY) and is an eligible borrower at the Federal Reserve Bank of New York (FRBNY) and has the ability to borrow utilizing securities and/or loans as collateral at either.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

At September 30, 2017, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$773,959
1 to 2 years	274,233
2 to 3 years	23,568
3 to 4 years	1,912
4 to 5 years	1,989
Over 5 years	225
$1,075,886

Average short-term borrowings for the quarter were $223.2 million in 2017 compared to $189.9 million in 2016.  The average rate increased during this time period from 0.59% in 2016 to 0.62% in 2017.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $2.5 million to $39.2 million in the third quarter of 2017 compared to the same period in 2016.  The net interest spread was up 18 basis points to 3.21% in the third quarter of 2017 compared to the same in 2016. As previously noted, the net interest margin was up 17 basis points to 3.26% for the third quarter of 2017 compared to the same period in 2016.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of September 30, 2017:

Nonperforming loans and foreclosed real estate: Total NPLs were $24.6 million at September 30, 2017, compared to $25.1 million at December 31, 2016 and $26.0 million at September 30, 2016.  There were $24.5 million of non-accrual loans at September 30, 2017 compared to $25.0 million at December 31, 2016 and $26.0 million at September 30, 2016.  There were no loans at September 30, 2017 and 2016 and December 31, 2016 that were past due 90 days or more and still accruing interest.

Index
At September 30, 2017, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $24.5 million at September 30, 2017, $22.8 million were residential real estate loans, $1.7 million were commercial mortgages and $30 thousand were installment loans, compared to $23.2 million, $1.8 million and $48 thousand, respectively at December 31, 2016.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Annualized net chargeoffs were 0.07% of average residential real estate loans (including home equity lines of credit) for the third quarter of 2017 compared to 0.06% for the third quarter of 2016.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on secured nonaccrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.

The Company originates loans throughout its deposit franchise area.  At September 30, 2017, 77.2% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 22.8% were in Florida.  Those figures compare to 78.5% and 21.5%, respectively at December 31, 2016.  Within these two geographic regions, commercial loans constitute a larger component of the local outstandings in New York than in Florida, at 6.3% and 1.6%, respectively, as of September 30, 2017.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession, however conditions in Florida have improved more than in New York in recent periods.  As a percentage of the total nonperforming loans as of September 30, 2017, 7.7% were to Florida borrowers, compared to 92.3% to borrowers in New York and surrounding areas.  For the three months ended September 30, 2017, New York and surrounding areas experienced net chargeoffs of approximately $667 thousand, compared to net recoveries of $37 thousand in Florida.

Index
Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2017, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $3.0 million of commercial mortgages and commercial loans classified as impaired as of September 30, 2017 compared to $2.4 million at December 31, 2016.  There were $21.6 million of impaired residential loans at September 30, 2017 and $21.6 million at December 31, 2016.  The average balances of all impaired loans were $25.0 million for the nine months of 2017 and $22.4 million for the full year 2016.

As of September 30, 2017 and December 31, 2016, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2017 there was $2.9 million of foreclosed real estate compared to $4.3 million at December 31, 2016.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of September 30, 2017		As of December 31, 2016
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,490	4.94%	$4,820	5.32%
Real estate - construction	$343	0.78%	318	0.72%
Real estate mortgage - 1 to 4 family	$33,083	85.34%	32,452	83.94%
Home equity lines of credit	$5,440	8.71%	5,570	9.76%
Installment Loans	$726	0.23%	730	0.26%
	$44,082	100.00%	$43,890	100.00%

At September 30, 2017, the allowance for loan losses was $44.1 million, compared to $44.0 million at September 30, 2016 and $43.9 million at December 31, 2016.  The allowance represents 1.23% of the loan portfolio as of September 30, 2017 compared to 1.30% at September 30, 2016 and 1.28% at December 31, 2016.

Index
The provision for loan losses was $550 thousand for the quarter ended September 30, 2017 and $750 thousand for the quarter ended September 30, 2016.  Net chargeoffs for the three-month period ended September 30, 2017 were $630 thousand and were $864 thousand for the prior year period.

During the third quarter of 2017, there were no commercial loan chargeoffs and $847 thousand of gross residential mortgage and consumer loan chargeoffs compared with $356 thousand of gross commercial loan chargeoffs and $611 thousand of gross residential mortgage and consumer loan chargeoffs in the third quarter of 2016.  Gross recoveries during the third quarter of 2017 were zero for commercial loans and $217 thousand for residential mortgage and consumer loans, compared to $3 thousand for commercial loans and $100 thousand for residential and consumer in the third quarter of 2016.

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

Using this model, the fair value of capital projections as of September 30, 2017 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2017. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of September 30, 2017	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.81%
+300 BP	21.10
+200 BP	22.37
+100 BP	23.41
Current rates	23.85
-100 BP	21.57

Noninterest Income
Total noninterest income for the third quarter of 2017 was $4.9 million, compared to $4.7 million in the prior year period.  The increase of $125 thousand was due to an increase in Financial Services income, offset by a decline in other income.  There were no net gains on securities transactions in either period.  The increase in Financial Services income was due to the settlement of several estates in the third quarter of 2017 that generated more revenue than previously accrued for.  Fees for services to customers were up $103 over the prior year period.  The fair value of assets under management was $876 million at September 30, 2017 and $846 million as of December 31, 2016 and $863 million at September 30, 2016.

For the nine months through September 30, 2017 total noninterest income was $14.1 million, compared to $14.5 million for the prior year period.  The decline was due to a decrease of $668 thousand in net gains on securities transactions and a decrease of $549 in other income, offset by an increase of $663 thousand in Financial Services revenue, as noted previously.

Noninterest Expenses
Total noninterest expenses were $23.5 million for the three months ended September 30, 2017, compared to $23.0 million for the three months ended September 30, 2016.  Significant changes included a $1.4 million increase in salaries and benefits, offset by a $620 thousand decrease in other real estate costs and a $487 thousand decrease in other expenses.  Full time equivalent headcount increased from 790 as of September 30, 2016 to 815 as of September 30, 2017, which was a primary cause, along with the increase in the market price of TrustCo shares,  of the increase in salary and benefits expense.

Index
For the nine months through September 30, 2017 total noninterest expense was $70.5 million for both the third quarters of 2017 and 2016.  An increase of $3.2 million in salaries and benefits was offset by a decrease of $2.0 million decrease in FDIC and other insurance expenses and a decrease of $1.1 million in other real estate expense.  Changes in other categories were less significant.

Income Taxes
In the third quarter of 2017, TrustCo recognized income tax expense of $7.4 million compared to $6.7 million for the third quarter of 2016.  The effective tax rates were 36.9% and 37.9% for the third quarters of 2017 and 2016, respectively.  For the nine month periods through September 30, income taxes increased $2.2 million, with effective tax rates of 37.3% and 37.4%, respectively, for the nine months ended September 30, 2017 and 2016.

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

Total shareholders’ equity at September 30, 2017 was $454.9 million compared to $435.6 million at September 30, 2016. TrustCo declared a dividend of $0.065625 per share in the third quarter of 2017.  This results in a dividend payout ratio of 50.07% based on third quarter 2017 earnings of $12.6 million.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2017 and December 31, 2016:

(Bank Only)

(dollars in thousands)	As of September 30, 2017		Well Capitalized(1)	Adequately Capitalized(1)(2)
	Amount	Ratio

Tier 1 leverage capital	$443,310	9.071%	5.000%	4.000%
Common equity tier 1 capital	443,310	17.763	6.500	5.750
Tier 1 risk-based capital	443,310	17.763	8.000	7.250
Total risk-based capital	474,669	19.019	10.000	9.250

(dollars in thousands)	As of December 31, 2016		Well Capitalized(1)	Adequately Capitalized(1)(3)
	Amount	Ratio

Tier 1 (core) capital	$424,802	8.829%	5.000%	4.000%
Common equity tier 1 capital	424,802	17.238	6.500	5.125
Tier 1 risk-based capital	424,802	17.238	8.000	6.625
Total risk-based capital	455,772	18.492	10.000	8.625

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2017 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.25 percent
(3)	The December 31, 2016 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 0.625 percent

(Consolidated)

(dollars in thousands)	As of September 30, 2017
	Amount	Ratio

Tier 1 leverage capital	$457,434	9.359%
Common equity tier 1 capital	457,434	18.319
Tier 1 risk-based capital	457,434	18.319
Total risk-based capital	488,810	19.576

(dollars in thousands)	As of December 31, 2016
	Amount	Ratio

Leverage capital	$438,426	9.110%
Common equity tier 1 capital	438,426	17.782
Tier 1 risk-based capital	438,426	17.782
Total risk-based capital	469,411	19.038

In addition, at September 30, 2017, the consolidated equity to total assets ratio was 9.34%, compared to 8.89% at December 31, 2016 and 9.05% at September 30, 2016.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements. On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk-based capital requirements and subjected the Company to consolidated regulatory capital requirements. Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements. In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses. The new rule will be phased-in over several years and will be fully in effect in 2019.  Calendar year 2016 was the third year of implementation of the new capital rules. Prior to January 2015, the Company had not been subject to consolidated regulatory capital requirements.

As of September 30, 2017, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including if the current (and also if the fully phased-in) capital conservation buffer is taken into account.

Index
Under the OCC’s “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At September 30, 2017 and 2016, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 50.07% of net income for the third quarter of 2017 and 57.40% of net income for the third quarter of 2016. The per-share dividend paid in both the third quarters of 2016 and 2017 was $0.065625. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements and the Bank’s compliance with the capital plan required under the terms of the Agreement. Under the OCC agreement, the Bank may declare or pay a dividend or make a capital distribution only (a) when the Bank is in compliance with its approved written capital plan, and would remain in compliance with such capital plan immediately following the declaration or payment of any dividend or capital distribution, and (b) following OCC approval under OCC capital distribution rules. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement. In addition, under the Agreement, the payment of dividends by the Bank are subject to prior approval.

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

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized (loss) gain, net of tax, in the available for sale portfolio of ($3.0) million in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended September 30, 2017			Three months ended September 30, 2016
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change
Assets

Securities available for sale:
U. S. government sponsored enterprises	$123,055	465	1.51%	$109,488	408	1.49%	$57	51	6
Mortgage backed securities and collateralized mortgage obligations-residential	345,248	1,815	2.10%	400,103	1,829	1.83%	(14)	(1,053)	1,039
State and political subdivisions	522	11	8.43%	953	20	8.39%	(9)	(10)	1
Corporate bonds	42,528	153	1.44%	27,161	97	1.43%	56	-	-
Small Business Administration-guaranteed participation securities	72,204	380	2.11%	85,305	445	2.09%	(65)	(87)	22
Mortgage backed securities and
collateralized mortgage obligations-commercial	9,918	22	0.89	10,247	36	1.41	(14)	(1)	(13)
Other	685	4	2.34%	685	4	2.34%	-	-	-

Total securities available for sale	594,160	2,850	1.92%	633,942	2,839	1.79%	11	(1,099)	1,054

Federal funds sold and other short-term Investments	621,878	1,927	1.24%	683,777	866	0.50%	1,061	(522)	1,583

Held to maturity securities:
Corporate bonds	6,738	102	6.06%	10,644	156	5.86%	(54)	(88)	34
Mortgage backed securities and collateralized mortgage obligations-residential	30,161	276	3.66%	39,307	347	3.53%	(71)	(150)	79

Total held to maturity securities	36,899	378	4.10%	49,951	503	4.03%	(125)	(237)	112

Federal Reserve Bank and Federal Home Loan Bank stock	9,117	125	5.48%	9,579	131	5.47%	(6)	(8)	2

Commercial loans	183,867	2,482	5.40%	195,115	2,597	5.32%	(115)	(338)	223
Residential mortgage loans	3,035,745	31,600	4.16%	2,819,343	30,175	4.28%	1,425	5,895	(4,470)
Home equity lines of credit	312,812	3,237	4.14%	346,744	3,211	3.70%	26	(1,365)	1,391
Installment loans	8,096	200	9.88%	8,331	195	9.36%	5	(28)	33

Loans, net of unearned income	3,540,520	37,519	4.24%	3,369,533	36,178	4.29%	1,341	4,165	(2,824)

Total interest earning assets	4,802,574	42,799	3.56%	4,746,782	40,517	3.41%	2,282	2,298	(72)

Allowance for loan losses	(44,284)			(44,473)
Cash & non-interest earning assets	127,004			137,462

Total assets	$4,885,294			$4,839,771

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$861,387	113	0.05%	$780,058	120	0.06%	(7)	54	(61)
Money market accounts	572,168	469	0.33%	571,333	463	0.32%	6	0	6
Savings	1,280,318	435	0.14%	1,284,533	504	0.16%	(69)	(1)	(68)
Time deposits	1,078,085	2,247	0.83%	1,176,115	2,468	0.84%	(221)	(80)	(141)

Total interest bearing deposits	3,791,958	3,264	0.34%	3,812,039	3,555	0.37%	(291)	(27)	(264)
Short-term borrowings	223,238	345	0.62%	189,910	281	0.59%	64	50	14

Total interest bearing liabilities	4,015,196	3,609	0.36%	4,001,949	3,836	0.38%	(227)	23	(250)

Demand deposits	389,286			377,455
Other liabilities	28,809			27,496
Shareholders’ equity	452,003			432,871

Total liabilities and shareholders’ equity	$4,885,294			$4,839,771

Net interest income , tax equivalent		39,190			36,681		$2,509	2,275	178

Net interest spread			3.21%			3.03%

Net interest margin (net interest income to total interest earning assets)			3.26%			3.09%

Tax equivalent adjustment		(11)			(14)

Net interest income		39,179			36,667

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of ($4.2) million in 2017 and  ($0.5) million in 2016.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change
Assets

Securities available for sale:
U. S. government sponsored enterprises	$139,629	1,667	1.59%	$97,281	1,067	1.46%	$600	497	103
Mortgage backed securities and collateralized mortgage obligations-residential	357,347	5,717	2.13%	419,185	6,114	1.94%	(397)	(1,204)	807
State and political subdivisions	736	41	7.43%	1,007	60	7.94%	(19)	(11)	(8)
Corporate bonds	42,272	458	1.44%	9,120	97	1.42%	361	359	2
Small Business Administration-guaranteed participation securities	75,429	1,189	2.10%	87,896	1,371	2.08%	(182)	(205)	23
Mortgage backed securities and collateralized mortgage obligations-commercial	10,003	66	0.88%	10,320	110	1.42%	(44)	(3)	(41)
Other	685	12	2.34%	683	12	2.34%	-	-	-

Total securities available for sale	626,101	9,150	1.95%	625,492	8,831	1.88%	319	(567)	886

Federal funds sold and other short-term Investments	635,450	4,900	1.03%	675,948	2,542	0.50%	2,358	(256)	2,614

Held to maturity securities:
Corporate bonds	8,897	410	6.14%	10,202	464	6.06%	(54)	(64)	10
Mortgage backed securities and collateralized mortgage obligations-residential	32,202	888	3.68%	42,192	1,123	3.55%	(235)	(297)	62

Total held to maturity securities	41,099	1,298	4.21%	52,394	1,587	4.04%	(289)	(361)	72

Federal Reserve Bank and Federal Home Loan Bank stock	9,467	393	5.54%	9,545	369	5.15%	24	(5)	29

Commercial loans	184,932	7,313	5.27%	198,461	7,777	5.22%	(464)	(586)	122
Residential mortgage loans	2,969,363	92,910	4.17%	2,768,579	89,523	4.31%	3,387	7,652	(4,265)
Home equity lines of credit	321,276	9,453	3.92%	353,461	9,569	3.61%	(116)	(1,193)	1,077
Installment loans	8,117	563	9.25%	8,435	579	9.15%	(16)	(22)	6

Loans, net of unearned income	3,483,688	110,239	4.22%	3,328,936	107,448	4.30%	2,791	5,850	(3,059)

Total interest earning assets	4,795,805	125,980	3.50%	4,692,315	120,777	3.43%	5,203	4,660	543

Allowance for loan losses	(44,317)			(44,832)
Cash & non-interest earning assets	129,384			136,584

Total assets	$4,880,872			$4,784,067

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$840,322	371	0.06%	$758,314	350	0.06%	21	44	(23)
Money market accounts	576,518	1,403	0.32%	585,019	1,426	0.33%	(23)	(21)	(2)
Savings	1,280,473	1,300	0.14%	1,273,565	1,712	0.18%	(412)	16	(428)
Time deposits	1,104,731	6,711	0.81%	1,162,603	7,301	0.84%	(590)	(343)	(247)

Total interest bearing deposits	3,802,044	9,785	0.34%	3,779,501	10,789	0.38%	(1,004)	(304)	(700)
Short-term borrowings	226,447	1,043	0.61%	182,453	800	0.58%	243	196	47

Total interest bearing liabilities	4,028,491	10,828	0.36%	3,961,954	11,589	0.39%	(761)	(108)	(653)

Demand deposits	380,216			368,852
Other liabilities	27,880			27,179
Shareholders’ equity	444,285			426,082

Total liabilities and shareholders’ equity	$4,880,872			$4,784,067

Net interest income , tax equivalent		115,152			109,188		$5,964	4,768	1,196

Net interest spread			3.14%			3.04%

Net interest margin (net interest income to total interest earning assets)			3.20%			3.10%

Tax equivalent adjustment		(32)			(40)

Net interest income		115,120			109,148

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2016, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three and nine month periods ended September 30, 2017 and 2016, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2017, the Company had an average balance of Federal Funds sold and other short-term investments of $621.9 million compared to $683.8 million in the third quarter of 2016.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Date:  November 7, 2017

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