Form 10-K
period 2017-12-31
TRUSTCO BANK CORP N Y
filed 2018-03-01
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
Yes.☐ No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒ No.☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes.☒ No.☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2017 was approximately $719 million (based upon the closing price of $7.75 on June 30, 2017, as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 28, 2018 was 96,354,600.

Documents Incorporated by Reference: Portions of registrant’s Proxy Statement filed for its 2018 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 846 full-time equivalent employees of TrustCo at year-end 2017. TrustCo had 11,878 shareholders of record as of December 31, 2017 and the closing price of the TrustCo common stock on that date was $9.20.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. At year-end 2017, the Bank operated 157 automatic teller machines and 145 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends. Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2017 consolidated net income and average assets. The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2017 and 2016.

Index
Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $890 million as of December 31, 2017.

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

Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company, TrustCo and its non-bank subsidiaries are supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The OCC is the Bank’s primary federal regulator that supervises and examines the Bank. Under the Home Owners’ Loan Act of 1934 and OCC regulations, Trustco Bank must obtain prior OCC approval for acquisitions, and its business operations and activities are restricted. Because the FDIC provides deposit insurance to the Bank, the Bank is also subject to its supervision and regulation even though the FDIC is not the Bank’s primary federal regulator.

The following summary of laws and regulations applicable to the Company or the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010 and created dramatic changes across the financial regulatory system. Implementation of the Dodd-Frank Act required many new rules to be made by various federal regulatory agencies, including TrustCo’s and the Bank’s regulatory agencies. President Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and that some of the provisions of the Dodd-Frank Act and the rules promulgated thereunder may be revised, repealed or amended. We cannot predict the ultimate effect of the Dodd-Frank Act, or any changes to it or its implementing rules, on TrustCo or the Bank at this time, including the extent to which the act or changes to it could affect costs, our ability to efficiently pursue business opportunities, or our business, financial condition or results of operations.

Index
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

Dividends

Most of TrustCo’s revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. The payment of dividends by the Bank to TrustCo is subject to continued compliance with minimum regulatory capital requirements, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators.

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

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017 for information concerning the Bank’s regulatory capital requirements.

Regulatory Capital Requirements and Prompt Corrective Action.

Regulatory Capital Rules. The Company and the Bank are subject to regulatory capital requirements contained in final rules published by the Federal Reserve Board, FDIC and OCC . The rules established a new comprehensive capital framework for all U.S. banking organizations designed to implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The new rules were effective for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements being phased in over a multi-year schedule. Calendar year 2017 was the third year of implementation of the capital rules. Prior to January 2015, the Company was not subject to consolidated regulatory capital requirements.

Index
The capital rules, among other things, a  “Common Equity Tier 1” (“CET1”) capital measure. CET1 capital is generally defined as common stock instruments that meet the eligibility criteria in the final capital rule (generally, instruments representing the most subordinated claim upon liquidation, having no maturity date and being redeemable via discretionary purchases only with regulatory approval, not being subject to any expectations that the stock will be repurchased, redeemed or cancelled and not being secured by the banking organization or any related entity), retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interests, subject to certain limitations. Tier 1 capital for the Company and the Bank consists of CET1 capital plus “additional Tier 1 capital,” which generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Also under the capital rules, total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Company has made this opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

The capital rules also increased the Tier 1 capital ratio requirement, changed the total assets utilized in the Tier 1 leverage ratio calculation from total assets at quarter end to average total assets during the quarter, changed the risk-weightings of certain assets for purposes of risk-based capital ratios, created an additional “capital conservation buffer” over the required capital ratios, and changed what qualifies as capital for purposes of meeting the various capital requirements.

Under the capital rules, the minimum capital ratios are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets;

•	8.0% Total capital to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

At December 31, 2017, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.15%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 17.46%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 17.46%, and a total capital ratio (total capital to risk-weighted assets) of 18.72%. Also at December 31, 2017, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.45%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 18.02%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.02%, and a total capital ratio (total capital to risk-weighted assets) of 19.28%.

As noted above, the capital rules require the Company’s and the Bank’s capital to exceed the regulatory standards plus a capital conservation buffer in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. The requirement is being phased in over a four-year period, which started January 1, 2016, when the amount of such capital was required to exceed the buffer level of 0.625%. The buffer level increased to 1.25% as of January 1, 2017, and will increase by 0.625% each year until it reaches 2.5% on January 1, 2019. When the capital conservation buffer requirement is fully phased in, to avoid constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets of more than 7.0%, (ii) Tier 1 capital to risk-weighted assets of more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets of more than 10.5%.

Index
As of December 31, 2017, the minimum capital ratios including the capital conservation buffer are:

•	5.75% CET1 to risk-weighted assets;

•	7.25% Tier 1 capital to risk-weighted assets;

•	9.25% Total capital to risk-weighted assets; and

•	4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

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

At December 31, 2017 and 2016, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and FRB regulations.

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

Index
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

FDIC deposit insurance expense totaled $2.9 million, $4.7 million, and $5.0 million, in 2017, 2016, and 2015, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The FICO assessments will continue until all of the bonds achieve maturity in 2019.

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

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2017 totaled approximately $1.3 million.

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

Index
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

Index
Anti-Money Laundering and Customer Identification. The Bank is subject to extensive anti-money laundering provisions and requirements, which generally require that it implement a comprehensive customer identification program and an anti-money laundering program and procedures. All financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act (described below) and other laws. Further, the effectiveness of a financial institution in combating money laundering activities is a factor to be considered in applications submitted by a financial institution for merger or acquisition proposals. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts effective as of January 18, 2018 was as follows:

Amount of transaction accounts	Reserve Requirement

$0 to $6 million	0% of amount.

Over $16 million and up to $122.3 million	3% of amount.

Over $122.3 million	10% of amount over $122.3 million

The Bank is in compliance with these requirements.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2017, the Bank owned $4.7 million in FHLB of New York stock, which was in compliance with its obligations.

Index
Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo’s operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

TrustCo’s 2017 Annual Report to Shareholders, which is included as Exhibit 13 hereto, contains a list of certain important factors, in addition to the factors described under Item 1A. Risk Factors, that in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. The list should not be construed as exhaustive, and TrustCo disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. Interest rates have in recent years hit historical low levels. From December 2008 through December 2015, the U.S. Federal Reserve held its target for the federal funds rate at a range of 0.00% to 0.25%. Starting in December 2015, the Federal Reserve started increasing the target range; on December 14, 2017, the FRB increased the target range by 0.25% to a range of 01.25% to 1.50%. While the likelihood of further increases in the rate is uncertain, the FRB’s Federal Open Market Committee indicated that “…expects that economic conditions will evolve in a manner that will warrant further gradual increases in the federal funds rate.”  Most economists and financial market indicators concur that there will be additional increases in rates.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities, and short-term investments. To the extent that the Federal Reserve raises rates further, our cost of funds may rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on Trustco Bank’s profitability.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Conversely, increases in interest rates often result in slowed prepayments of loans and mortgage-related securities, reducing cash flows and reinvestment opportunities.

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

As discussed under “Regulation and Supervision - Regulatory Capital Requirements and Prompt Corrective Action,” the Company and the Bank became subject to new capital requirements in 2015. The new capital rules impose stringent capital requirements on the Company and the Bank and generally require banking organizations to hold high-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule increased the required minimum capital ratios for all banking organizations and introduced a “capital conservation buffer” that is in addition to each capital ratio. Savings and loan holding companies such as the Company had not previously been subject to capital requirements but have now become subject to the same capital requirements as bank holding companies.

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

If Trustco Bank fails to comply with the new capital standards, the OCC will have the authority to take “prompt corrective action,” depending on the Bank’s capital level. Currently, the Bank is considered “well-capitalized” for prompt corrective action purposes. If it were to be designated by the OCC in one of the lower capital levels - “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” - the Bank would be required to raise additional capital and also would be subject to progressively more severe restrictions on operations, management, and capital distributions; replacement of senior executive officers and directors; and, if it became “critically undercapitalized,” to the appointment of a conservator or receiver.

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

Index
Additionally, we have a concentration of loans secured in New York and Florida. Approximately 76.9% of our loan portfolio is comprised of loans secured by property located in our markets in and around of New York, and approximately 23.1% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

The Company operates in a highly regulated environment and may be adversely affected by changes in laws, regulations and tax policies.

As described above, the Bank is subject to extensive regulation, supervision and examination by the OCC, its primary federal regulator, and by the FDIC, as insurer of our deposits. In addition, the Company is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the deposit insurance fund and the depositors and borrowers of the Bank rather than for holders of the Company’s common stock. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of the Bank’s assets, and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation, or supervisory action, may have a material impact on operations.

The effects of the Tax Cuts and Jobs Act on our business have not yet been fully analyzed and could have an adverse effect on our net income.

The Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. We are in the process of analyzing the Tax Act and its possible effects on the Company and Trustco Bank. The Tax Act reduces the corporate tax rate to 21 percent from 35 percent, among other things.

The Tax Act required us to write down the deferred tax asset reported on the Company’s balance sheet, which reduced our net income during the final quarter of 2017. We cannot determine at this time the full effects of the Tax Act on our business and financial results. The net deferred tax asset reported on the Company’s balance sheet generally represents the tax benefit of future deductions from taxable income for items that have already been recognized for financial reporting purposes. The bulk of these deferred tax assets consists of deferred loan loss deductions, deferred compensation deductions and unrealized losses on available-for-sale securities. The net deferred tax asset is measured by applying currently-enacted income tax rates to the accounting period during which the tax benefit is expected to be realized. As of December 31, 2017, the Company’s net deferred tax asset was $7.3 million.

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

Index
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s loss allowances, and determine the level of deposit insurance premiums assessed. The Dodd-Frank Act significantly affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies and will continue to do so.  Any change in banking regulations and oversight, and the regulation of other agencies, such as the CFPB and the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.  New or revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

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

Index
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

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

The potential for operational risk exposure exists throughout our organization and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact and rely. For example, strategic technology project implementation challenges may cause business interruptions. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

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

Index
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

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2017, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2017, Trustco Realty had met the two annual income tests and the distribution test.

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

Index
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

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 145 banking offices, of which 24 are owned and 121 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

Item 4.	Mine Safety Disclosure

Not applicable.

Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 54, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2001

Scot R. Salvador, Age 51, Executive Vice President and Chief Banking Officer	Executive Vice President and Chief Banking Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Index
Robert M. Leonard, Age 55, Executive Vice President and Secretary	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Executive Vice President of TrustCo and Trustco Bank since 2013. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 43, Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer since December 2014. Administrative Vice President of TrustCo and Trustco Bank from June 2010 to December 2014. Vice President of Trustco Bank from 2004 to June 2010.	2014

Eric W. Schreck Age 51, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Michael Hall Age 52, Vice President, Counsel and Secretary	Secretary of TrustCo and Trustco Bank since 2016. Vice President of Trustco Bank since 2015. Joined Trustco Bank in 2015. Prior to 2015, attorney in private practice.	2016

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” Information with respect to the range of high and low sales prices for TrustCo’s common stock, and with respect to the frequency and amount of cash dividends declared on the common stock, is set forth on page 1 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017, which is filed as Exhibit 13 hereto and incorporated by reference herein. TrustCo had approximately 11,853 shareholders of record as of February 14, 2018, and the closing price of TrustCo’s common stock on that date was $8.80.

The following table provides information, as of December 31, 2017, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	742,941	$6.78	1,715,250
Total	742,941	$6.78	1,715,250

Index
The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2017.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2017	49,788	$6.72	-	-
November 1 to November 30, 2017	34,604	$6.18	-	-
December 1 to December 31, 2017	-	$-	-	-
Total	94,392	$6.50	-	-

*Purchase relates to an employee exercise of incentive stock options.

Index
The TrustCo Annual Report to Shareholders for the year ended December 31, 2017, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this this Item 6 is incorporated herein by reference from the table captioned “FIVE YEAR SUMMARY OF FINANCIAL DATA” in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017, which is filed as Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this this Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe Horwath LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017, which is filed as Exhibit 13 hereto and incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe Horwath LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Executive Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Executive Officers of TrustCo.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2017 and 2016.

Consolidated Statements of Income -- Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2017, 2016 and 2015.

Index
Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2017 and 2016.

Exhibits

See the Exhibit Index that appears at the end of this document and is incorporated herein.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 1, 2018	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President and Chief
Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	President and Chief Executive Officer (principal executive officer)	March 1, 2018

/s/ Michael M. Ozimek
Michael M. Ozimek	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	March 1, 2018

*
Dennis A. DeGennaro	Chairman	March 1, 2018

*
Brian C. Flynn	Director	March 1, 2018

*
Thomas O. Maggs	Director	March 1, 2018

*
Dr. Anthony J. Marinello	Director	March 1, 2018

*
William D. Powers	Director	March 1, 2018

*
Lisa M. Reutter	Director	March 1, 2018

*	/s/ Robert M. Leonard
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

10(m)*
Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

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

Index
10(z)*
Amended and Restated TrustCo Bank Corp NY 2010 Equity Incentive Plan dated as of March 21, 2017, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 24, 2017.

10(aa)*	Amended and Restated 2010 Directors Equity Incentive Plan dated March 17, 2015, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 23, 2015

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

10(ee)*
Form of Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

10(ff)*
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

10(hh)*
Amendment No. 1 to 2011 Restatement of Trustco Bank Executive Officer Incentive Plan, effective as of December 17, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 23, 2013.

10(ii)*
Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

10(jj)	Formal Agreement by and between Trustco Bank and the OCC dated July 21, 2015, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s first current report on Form 8-K filed July 21, 2015.

10(kk)*
Form of Consent and Waiver of officers of TrustCo Bank Corp NY and Trustco Bank, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(ll)*	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Form 8-K filed February 17, 2016.

10(mm)*
Form of  2016 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

Index
10(nn*)
Consulting Agreement between TrustCo Bank Corp NY and Robert T. Cushing effective December 22, 2017, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 22, 2017.

10(oo*)
Form of 2017 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2017.

10(pp*)
Form of 2017 Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2017.

10(qq*)
Form of 2017 Directors Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed on November 27, 2017.

11**	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2017 is incorporated herein by reference.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2017

21**	List of Subsidiaries of TrustCo

23**	Consent of Independent Registered Public Accounting Firm

24**	Power of Attorney

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.