Form 10-Q
period 2018-03-31
TRUSTCO BANK CORP N Y
filed 2018-05-04
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(518) 377‑3311

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2018
$1 Par Value	96,429,393

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Interest and dividend income:
Interest and fees on loans	$38,091	36,044
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	750	595
State and political subdivisions	7	12
Mortgage-backed securities and collateralized mortgage obligations-residential	1,763	1,958
Corporate bonds	133	151
Small Business Administration-guaranteed participation securities	352	415
Mortgage-backed securities and collateralized mortgage obligations-commercial	42	23
Other securities	5	4
Total interest and dividends on securities available for sale	3,052	3,158

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	260	316
Corporate bonds	-	154
Total interest on held to maturity securities	260	470

Federal Reserve Bank and Federal Home Loan Bank stock	77	134
Interest on federal funds sold and other short-term investments	2,017	1,246
Total interest income	43,497	41,052

Interest expense:
Interest on deposits:
Interest-bearing checking	106	124
Savings	419	430
Money market deposit accounts	439	466
Time deposits	2,860	2,283
Interest on short-term borrowings	358	349
Total interest expense	4,182	3,652

Net interest income	39,315	37,400
Provision for loan losses	300	600
Net interest income after provision for loan losses	39,015	36,800

Noninterest income:
Trustco financial services income	1,815	1,858
Fees for services to customers	2,645	2,637
Other	219	232
Total noninterest income	4,679	4,727

Noninterest expenses:
Salaries and employee benefits	10,422	10,210
Net occupancy expense	4,315	4,109
Equipment expense	1,751	1,556
Professional services	1,430	1,928
Outsourced services	1,925	1,500
Advertising expense	630	713
FDIC and other insurance	1,023	1,047
Other real estate expense, net	372	499
Other	2,287	2,457
Total noninterest expenses	24,155	24,019

Income before taxes	19,539	17,508
Income taxes	4,731	6,561

Net income	$14,808	10,947

Net income per share:
- Basic	$0.154	0.114

- Diluted	$0.153	0.114

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Net income	$14,808	10,947

Net unrealized holding (loss) gain on securities available for sale	(7,160)	1,179
Tax effect	1,858	(472)

Net unrealized (loss) gain on securities available for sale, net of tax	(5,302)	707

Amortization of net actuarial gain	(72)	(63)
Amortization of prior service cost	23	23
Tax effect	13	16
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(36)	(24)

Other comprehensive (loss) income, net of tax	(5,338)	683
Comprehensive income	$9,470	11,630

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition
(dollars in thousands, except per share data)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS:

Cash and due from banks	$39,373	44,125

Federal funds sold and other short term investments	577,797	568,615
Total cash and cash equivalents	617,170	612,740

Securities available for sale	559,083	571,965

Held to maturity securities (fair value 2018 $26,994; 2017 $28,701)	26,174	27,551

Federal Reserve Bank and Federal Home Loan Bank stock	8,779	8,779

Loans, net of deferred net costs	3,666,975	3,636,407
Less:
Allowance for loan losses	44,379	44,170
Net loans	3,622,596	3,592,237

Bank premises and equipment, net	35,240	35,157
Other assets	62,522	59,579

Total assets	$4,931,564	4,908,008

LIABILITIES:
Deposits:
Demand	$403,782	398,399
Interest-bearing checking	915,163	891,052
Savings accounts	1,266,852	1,260,447
Money market deposit accounts	539,839	556,462
Time deposits	1,109,444	1,066,966
Total deposits	4,235,080	4,173,326

Short-term borrowings	203,910	242,991
Accrued expenses and other liabilities	30,477	33,383

Total liabilities	$4,469,467	4,449,700

SHAREHOLDERS’ EQUITY:

Capital stock par value $1; 150,000,000 shares authorized; 100,002,482 and 99,998,482 shares issued at March 31, 2018 and December 31, 2017, respectively	100,002	99,998
Surplus	175,674	175,651
Undivided profits	229,267	219,436
Accumulated other comprehensive loss, net of tax	(8,490)	(1,806)
Treasury stock at cost - 3,643,882 and 3,709,171 shares at March 31, 2018 and December 31, 2017, respectively	(34,356)	(34,971)

Total shareholders’ equity	462,097	458,308

Total liabilities and shareholders’ equity	$4,931,564	4,908,008

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2017	$99,214	171,425	201,517	(6,251)	(33,219)	432,686
Net income	-	-	10,947	-	-	10,947
Other comprehensive income, net of tax	-	-	-	683	-	683
Stock options exercised (279,000 shares)	279	1,224	-	-	-	1,503
Cash dividend declared, $.0656 per share	-	-	(6,291)	-	-	(6,291)
Purchase of treasury stock (213,356 shares)	-	-	-	-	(1,503)	(1,503)
Sale of treasury stock (71,925 shares)	-	(63)	-	-	696	633
Stock based compensation expense	-	42	-	-	-	42

Ending balance, March 31, 2017	$99,493	172,628	206,173	(5,568)	(34,026)	438,700

Beginning balance, January 1, 2018	$99,998	$175,651	$219,436	$(1,806)	$(34,971)	$458,308
Net income	-	-	14,808	-	-	14,808
Tax Cuts and Jobs Act of 2017,
Reclassification from AOCI to Retained
Earnings, Tax Effect	-	-	1,346	(1,346)	-	-
Other comprehensive income, net of tax	-	-	-	(5,338)	-	(5,338)
Stock options exercised (4,000 shares)	4	16	-	-	-	20
Cash dividend declared, $.0656 per share	-	-	(6,323)	-	-	(6,323)
Sale of treasury stock (65,289 shares)	-	(21)	-	-	615	594
Stock based compensation expense	-	28	-	-	-	28

Ending balance, March 31, 2018	$100,002	175,674	229,267	(8,490)	(34,356)	462,097

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2018	2017

Cash flows from operating activities:
Net income	$14,808	10,947

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942	946
Net gain on sale of other real estate owned	(137)	(191)
Writedown of other real estate owned	199	188
Provision for loan losses	300	600
Deferred tax (benefit) expense	(305)	368
Net amortization of securities	915	1,114
Stock based compensation expense	28	42
(Increase) decrease in taxes receivable	(1,787)	(411)
Decrease in interest receivable	862	328
Increase (decrease) in interest payable	128	(16)
Increase in other assets	(946)	(997)
Decrease in accrued expenses and other liabilities	(3,039)	(1,602)
Total adjustments	(2,840)	369
Net cash provided by operating activities	11,968	11,316

Cash flows from investing activities:

Proceeds from calls of securities available for sale	25,028	20,770
Proceeds from maturities of securities available for sale	25,000	-
Proceeds from calls and maturities of held to maturity securities	1,377	2,220
Purchases of securities available for sale	(45,224)	(47,905)
Net increase in loans	(31,151)	(19,579)
Proceeds from dispositions of other real estate owned	1,486	1,867
Purchases of bank premises and equipment	(1,025)	(655)
Net cash (used in) provided by investing activities	(24,509)	(43,282)

Cash flows from financing activities:

Net increase in deposits	61,754	2,306
Net (decrease) increase in short-term borrowings	(39,081)	11,540
Proceeds from exercise of stock options	20	1,503
Stock based award tax withholding payments	-	(312)
Proceeds from sale of treasury stock	594	633
Purchases of treasury stock	-	(1,503)
Dividends paid	(6,316)	(6,284)
Net cash provided by financing activities	16,971	7,883
Net increase (decrease) in cash and cash equivalents	4,430	(24,083)
Cash and cash equivalents at beginning of period	612,740	707,274
Cash and cash equivalents at end of period	$617,170	683,191

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	4,054	3,668
Income taxes paid	6,524	6,150
Other non cash items:
Transfer of loans to other real estate owned	492	787
Increase in dividends payable	7	7
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(7,160)	1,179
Change in deferred tax effect on unrealized (loss) gain on securities available for sale	1,858	(472)
Amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	(49)	(40)
Change in deferred tax effect of amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	13	16

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2018 is not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2018, the results of operations and cash flows for the three months ended March 31, 2018 and 2017.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three months ended March 31, 2018 and 2017 is as follows:

(in thousands, except per share data)	For the three months ended March 31:
	2018	2017
Net income	$14,808	10,947
Weighted average common shares	96,353	95,879
Stock Options	131	108
Weighted average common shares including potential dilutive shares	96,484	95,987
Basic EPS	$0.154	0.114
Diluted EPS	$0.153	0.114

For the three months ended March 31, 2018, there were no antidilutive stock options excluded from diluted earnings.  For the three months ended March 31, 2017 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 553 thousand.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three months ended March 31, 2018 and 2017 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017

Service cost	$11	11	26	28
Interest cost	326	329	54	56
Expected return on plan assets	(687)	(686)	(190)	(191)
Amortization of net loss (gain)	17	23	(89)	(86)
Amortization of prior service cost	-	-	23	23
Net periodic benefit	$(333)	(323)	(176)	(170)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2018.  As of March 31, 2018, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

(dollars in thousands)	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$154,861	-	3,534	151,327
State and political subdivisions	515	10	-	525
Corporate bonds	35,347	-	120	35,227
Mortgage backed securities and collateralized mortgage obligations - residential	307,679	75	10,121	297,633
Small Business Administration- guaranteed participation securities	66,153	-	2,040	64,113
Mortgage backed securities and collateralized mortgage obligations - commercial	9,743	-	170	9,573
Other	685	-	-	685
Total Securities Available for Sale	$574,983	85	15,985	559,083

Index
(dollars in thousands)	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$139,890	27	2,066	137,851
State and political subdivisions	515	10	-	525
Mortgage backed securities and collateralized mortgage obligations - residential	320,614	84	4,715	315,983
Corporate bonds	40,270	-	108	40,162
Small Business Administration- guaranteed participation securities	68,921	-	1,862	67,059
Mortgage backed securities and collateralized mortgage obligations - commercial	9,810	-	110	9,700
Other	685	-	-	685
Total Securities Available for Sale	$580,705	121	8,861	571,965

The following table distributes the available for sale security portfolio as of March 31, 2018, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$30,717	30,617
Due in one year through five years	150,597	147,053
Due after five years through ten years	10,094	10,094
Mortgage backed securities and collateralized mortgage obligations - residential	307,679	297,633
Small Business Administration- guaranteed participation securities	66,153	64,113
Mortgage backed securities and collateralized mortgage obligations - commercial	9,743	9,573
	$574,983	559,083

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

Index
(dollars in thousands)	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$59,076	895	82,251	2,639	141,327	3,534
Mortgage backed securities and collateralized mortgage obligations - residential	45,441	1,221	250,721	8,900	296,162	10,121
Corporate bonds	5,218	19	30,008	101	35,227	120
Small Business Administration- guaranteed participation securities	-	-	64,113	2,040	64,113	2,040
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	9,573	170	9,573	170
Total	$109,735	2,135	436,666	13,850	546,401	15,985

(dollars in thousands)	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$29,734	266	98,090	1,800	127,824	2,066
Mortgage backed securities and collateralized mortgage obligations - residential	48,080	371	266,394	4,344	314,474	4,715
Corporate bonds	-	-	40,162	108	40,162	108
Small Business Administration- guaranteed participation securities	-	-	67,059	1,862	67,059	1,862
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	9,700	110	9,700	110
Total	$77,814	637	481,405	8,224	559,219	8,861

There were no gross realized gains or losses from calls of available for sale securities during the three months ended March 31, 2018 and 2017.

There were no sales of securities available for sale during the three months ended March 31, 2018 and 2017. There was $25.0 million and $20.7 million in proceeds from calls of securities available for sale during the three months ended March 31, 2018 and 2017, respectively.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

(dollars in thousands)	March 31, 2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$26,174	882	62	26,994
Total held to maturity	$26,174	882	62	26,994

(dollars in thousands)	December 31, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$27,551	1,150	-	28,701
Total held to maturity	$27,551	1,150	-	28,701

The following table distributes the held to maturity portfolio as of March 31, 2018, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	26,174	26,994
Total held to maturity	$26,174	26,994

Index
Gross unrecognized losses on securities held to maturity and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

(dollars in thousands)	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrecog. Loss	Fair Value	Gross Unrecog. Loss	Fair Value	Gross Unrecog. Loss

Mortgage backed securities and collateralized mortgage obligations - residential	9,539	62	-	-	9,539	62
Total	$9,539	62	-	-	9,539	62

There were no unrecognized losses on held to maturity investments as of December 31, 2017.

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2018 and 2017.

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether management intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If management intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If management does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI on securities shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Index
As of March 31, 2018, the Company’s security portfolio included certain securities which were in an unrealized loss position.  All such securities with the exception of corporate bonds were issuances from U.S. government sponsored entities. As it relates to corporate bonds, the company monitors the credit rating of the issuers and all were investment grade. The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

(5) Loans and Allowance for Loan Losses

	March 31, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$149,357	11,709	161,066
Other	23,459	604	24,063
Real estate mortgage - 1 to 4 family:
First mortgages	2,305,510	784,004	3,089,514
Home equity loans	67,841	14,193	82,034
Home equity lines of credit	257,714	44,171	301,885
Installment	7,405	1,008	8,413
Total loans, net	$2,811,286	855,689	3,666,975
Less: Allowance for loan losses			44,379
Net loans			$3,622,596

	December 31, 2017
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$149,368	12,524	161,892
Other	23,606	709	24,315
Real estate mortgage - 1 to 4 family:
First mortgages	2,286,148	765,929	3,052,077
Home equity loans	66,455	13,989	80,444
Home equity lines of credit	263,275	45,641	308,916
Installment	7,141	1,622	8,763
Total loans, net	$2,795,993	840,414	3,636,407
Less: Allowance for loan losses			44,170
Net loans			$3,592,237

*Includes New York, New Jersey, Vermont and Massachusetts

At March 31, 2018 and December 31, 2017, the Company had approximately $28.4 million and $30.9 million of real estate construction loans, respectively.  Of the $28.4 million in real estate construction loans at March 31, 2018, approximately $20.4 million are secured by first mortgages to residential borrowers while approximately $8.0 million were to commercial borrowers for residential construction projects. Of the $30.9 million in real estate construction loans at December 31, 2017, approximately $21.1 million are secured by first mortgages to residential borrowers while approximately $9.8 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

Index
TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following tables present the recorded investment in non-accrual loans by loan class:

	March 31, 2018
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,100	-	1,100
Other	113	-	113
Real estate mortgage - 1 to 4 family:
First mortgages	17,687	2,025	19,712
Home equity loans	200	-	200
Home equity lines of credit	3,538	128	3,666
Installment	19	4	23
Total non-accrual loans	22,657	2,157	24,814
Restructured real estate mortgages - 1 to 4 family	38	-	38
Total nonperforming loans	$22,695	2,157	24,852

	December 31, 2017
(dollars in thousands)	New York and other states	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,443	-	1,443
Other	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	16,654	2,259	18,913
Home equity loans	93	-	93
Home equity lines of credit	3,603	130	3,733
Installment	57	-	57
Total non-accrual loans	21,950	2,389	24,339
Restructured real estate mortgages - 1 to 4 family	38	-	38
Total nonperforming loans	$21,988	2,389	24,377

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of March 31, 2018 and December 31, 2017, other real estate owned included $2.2 million and $2.7 million of residential foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $12.7 million and $12.6 million as of March 31, 2018 and December 31, 2017, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of March 31, 2018 and December 31, 2017:

New York and other states:
	March 31, 2018
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	136	1,021	1,157	148,200	149,357
Other	-	-	113	113	23,346	23,459
Real estate mortgage - 1 to 4 family:
First mortgages	4,831	759	9,633	15,223	2,290,287	2,305,510
Home equity loans	-	-	162	162	67,679	67,841
Home equity lines of credit	601	10	2,066	2,677	255,037	257,714
Installment	23	13	13	49	7,356	7,405

Total	$5,455	918	13,008	19,381	2,791,905	2,811,286

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	11,709	11,709
Other	-	-	-	-	604	604
Real estate mortgage - 1 to 4 family:
First mortgages	243	103	940	1,286	782,718	784,004
Home equity loans	-	-	-	-	14,193	14,193
Home equity lines of credit	16	-	50	66	44,105	44,171
Installment	13	5	4	22	986	1,008

Total	$272	108	994	1,374	854,315	855,689

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	136	1,021	1,157	159,909	161,066
Other	-	-	113	113	23,950	24,063
Real estate mortgage - 1 to 4 family:
First mortgages	5,074	862	10,573	16,509	3,073,005	3,089,514
Home equity loans	-	-	162	162	81,872	82,034
Home equity lines of credit	617	10	2,116	2,743	299,142	301,885
Installment	36	18	17	71	8,342	8,413

Total	$5,727	1,026	14,002	20,755	3,646,220	3,666,975

Index
New York and other states:
	December 31, 2017
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$183	174	1,332	1,689	147,679	149,368
Other	-	-	100	100	23,506	23,606
Real estate mortgage - 1 to 4 family:
First mortgages	5,669	1,300	9,014	15,983	2,270,165	2,286,148
Home equity loans	6	-	45	51	66,404	66,455
Home equity lines of credit	489	18	2,139	2,646	260,629	263,275
Installment	46	17	25	88	7,053	7,141

Total	$6,393	1,509	12,655	20,557	2,775,436	2,795,993

Florida:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	12,524	12,524
Other	-	-	-	-	709	709
Real estate mortgage - 1 to 4 family:
First mortgages	277	-	1,404	1,681	764,248	765,929
Home equity loans	-	-	-	-	13,989	13,989
Home equity lines of credit	-	-	-	-	45,641	45,641
Installment	3	5	26	34	1,588	1,622

Total	$280	5	1,430	1,715	838,699	840,414

Total:

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$183	174	1,332	1,689	160,203	161,892
Other	-	-	100	100	24,215	24,315
Real estate mortgage - 1 to 4 family:
First mortgages	5,946	1,300	10,418	17,664	3,034,413	3,052,077
Home equity loans	6	-	45	51	80,393	80,444
Home equity lines of credit	489	18	2,139	2,646	306,270	308,916
Installment	49	22	51	122	8,641	8,763

Total	$6,673	1,514	14,085	22,272	3,614,135	3,636,407

Index
At March 31, 2018 and December 31, 2017, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

(dollars in thousands)	For the three months ended March 31, 2018
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,324	39,077	769	44,170
Loans charged off:
New York and other states*	-	131	71	202
Florida	-	-	3	3
Total loan chargeoffs	-	131	74	205

Recoveries of loans previously charged off:
New York and other states*	6	103	6	115
Florida	-	-	-	-
Total recoveries	6	103	6	115
Net loans charged off (recoveries)	(6)	28	68	90
Provision for loan losses	(75)	310	64	300
Balance at end of period	$4,255	39,359	765	44,379

(dollars in thousands)	For the three months ended March 31, 2017
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,929	38,231	730	43,890
Loans charged off:
New York and other states*	72	430	41	543
Florida	-	84	2	86
Total loan chargeoffs	72	514	43	629

Recoveries of loans previously charged off:
New York and other states*	8	169	10	187
Florida	-	-	-	-
Total recoveries	8	169	10	187
Net loans charged off	64	345	33	442
Provision for loan losses	(55)	695	(40)	600
Balance at end of period	$4,810	38,581	657	44,048

*Includes New York, New Jersey, Vermont and Massachusetts

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,255	39,359	765	44,379

Total ending allowance balance	$4,255	39,359	765	44,379

Loans:
Individually evaluated for impairment	$1,923	22,510	-	24,433
Collectively evaluated for impairment	183,206	3,450,923	8,413	3,642,542

Total ending loans balance	$185,129	3,473,433	8,413	3,666,975

	December 31, 2017
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,324	39,077	769	44,170

Total ending allowance balance	$4,324	39,077	769	44,170

Loans:
Individually evaluated for impairment	$2,248	22,032	-	24,280
Collectively evaluated for impairment	183,959	3,419,405	8,763	3,612,127

Total ending loans balance	$186,207	3,441,437	8,763	3,636,407

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at March 31, 2018 and December 31, 2017 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of March 31, 2018 and December 31, 2017:

New York and other states:
	March 31, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,710	2,680	-	2,264
Other	213	213	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	16,177	16,940	-	16,075
Home equity loans	265	285	-	267
Home equity lines of credit	2,751	2,992	-	2,692

Total	$21,116	23,110	-	21,405

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,687	2,793	-	2,694
Home equity loans	88	88	-	88
Home equity lines of credit	542	542	-	521

Total	$3,317	3,423	-	3,303

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,710	2,680	-	2,264
Other	213	213	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	18,864	19,733	-	18,769
Home equity loans	353	373	-	355
Home equity lines of credit	3,293	3,534	-	3,213

Total	$24,433	26,533	-	24,708

Index
New York and other states:
	December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,148	3,120	-	2,711
Other	100	100	-	87
Real estate mortgage - 1 to 4 family:
First mortgages	15,850	16,540	-	16,508
Home equity loans	270	291	-	263
Home equity lines of credit	2,606	2,847	-	2,193

Total	$20,974	22,898	-	21,762

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,707	2,813	-	2,335
Home equity loans	89	89	-	92
Home equity lines of credit	510	510	-	561

Total	$3,306	3,412	-	2,988

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$2,148	3,120	-	2,711
Other	100	100	-	87
Real estate mortgage - 1 to 4 family:
First mortgages	18,557	19,353	-	18,843
Home equity loans	359	380	-	355
Home equity lines of credit	3,116	3,357	-	2,754

Total	$24,280	26,310	-	24,750

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017 impaired loans included approximately $11.1 million and $11.8 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of March 31, 2018 and December 31, 2017, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 3/31/2018			Three months ended 3/31/2017
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	4	$642	$642	11	$1,947	$1,947
Home equity loans	-	-	-	1	13	13
Home equity lines of credit	3	240	240	4	158	158

Total	7	$882	$882	16	$2,118	$2,118

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	1	$80	$80
Home equity lines of credit	-	-	-	1	70	70

Total	-	$-	$-	2	$150	$150

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

The following table presents, by class, TDR’s that defaulted during the three months ended March 31, 2018 and 2017 which had been modified within the last twelve months:

Index
	Three months ended 3/31/2018		Three months ended 3/31/2017
New York and other states*:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	$-
Home equity lines of credit	1	3	-	-

Total	1	$3	-	$-

Florida:
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$72	1	$80
Home equity lines of credit	-	-	1	70

Total	1	$72	2	$150

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses.

The Company categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. On at least an annual basis, the Company’s loan grading process analyzes non-homogeneous loans, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk.  The loan grades assigned to all loan types are tested by the Company’s internal loan review department in accordance with the Company’s internal loan review policy.

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

Index
As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2018
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$142,463	6,894	149,357
Other	21,842	1,617	23,459

	$164,305	8,511	172,816

Florida:

(dollars in thousands)

	Pass	Classified	Total
Commercial:
Commercial real estate	$11,709	-	11,709
Other	604	-	604

	$12,313	-	12,313

Total:

(dollars in thousands)

	Pass	Classified	Total
Commercial:
Commercial real estate	$154,172	6,894	161,066
Other	22,446	1,617	24,063

	$176,618	8,511	185,129

Index
	December 31, 2017
New York and other states:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$140,806	8,562	149,368
Other	21,936	1,670	23,606

	$162,742	10,232	172,974

Florida:

(dollars in thousands)

	Pass	Classified	Total
Commercial:
Commercial real estate	$12,406	118	12,524
Other	709	-	709

	$13,115	118	13,233

Total:

(dollars in thousands)

	Pass	Classified	Total
Commercial:
Commercial real estate	$153,212	8,680	161,892
Other	22,645	1,670	24,315

	$175,857	10,350	186,207

Included in classified loans in the above tables are impaired loans of $1.9 million and $2.2 million at March 31, 2018 and December 31, 2017, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of March 31, 2018 and December 31, 2017 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of March 31, 2018 and December 31, 2017 is presented in the non-accrual loans table.

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2018 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$151,327	$-	$151,327	$-
State and political subdivisions	525	-	525	-
Mortgage backed securities and collateralized mortgage obligations - residential	297,633	-	297,633	-
Corporate bonds	35,227	-	35,227	-
Small Business Administration- guaranteed participation securities	64,113	-	64,113	-
Mortgage backed securities and collateralized mortgage obligations - commercial	9,573	-	9,573	-
Other securities	685	-	685	-
Total securities available for sale	$559,083	-	559,083	-

	Fair Value Measurements at December 31, 2017 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(dollars in thousands)
Securities available for sale:
U.S. government sponsored enterprises	$137,851	$-	$137,851	$-
State and political subdivisions	525	-	525	-
Mortgage backed securities and collateralized mortgage obligations - residential	315,983	-	315,983	-
Corporate bonds	40,162	-	40,162	-
Small Business Administration- guaranteed participation securities	67,059	-	67,059	-
Mortgage backed securities and collateralized mortgage obligations - commercial	9,700	-	9,700	-
Other securities	685	-	685	-
Total securities available for sale	$571,965	-	571,965	-

Index
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2018 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$2,190	$-	$-	$2,190	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)
Impaired loans:

Real estate mortgage - 1 to 4 family	750	-	-	750	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

	Fair Value Measurements at December 31, 2017 Using:

	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)
(dollars in thousands)

Other real estate owned	$3,246	$-	$-	$3,246	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)
Impaired loans:

Real estate mortgage - 1 to 4 family	844	-	-	844	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $2.2 million at March 31, 2018 and consisted of $358 thousand of commercial real estate and $1.8 million of residential real estate properties. Valuation charges of $199 thousand are included in earnings for the three months ended March 31, 2018.

Of the total impaired loans of $24.8 million at March 31, 2018, $750 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2018.  Gross charge offs related to residential impaired loans included in the table above were $36 thousand for the three months ended March 31, 2018.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $3.2 million at December 31, 2017 and consisted of $541 thousand of commercial real estate and $2.7 million of residential real estate properties. A valuation charge of $1.1 million is included in earnings for the year ended December 31, 2017.

Of the total impaired loans of $24.1 million at December 31, 2017, $844 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2017. Gross charge offs related to residential impaired loans included in the table above amounted to $151 thousand at December 31, 2017.

Index
The carrying amounts and estimated fair values (represents exit price) of financial instruments, at March 31, 2018 and December 31, 2017 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$617,170	617,170	-	-	617,170
Securities available for sale	559,083	35	559,048	-	559,083
Held to maturity securities	26,174	-	26,994	-	26,994
Federal Reserve Bank and Federal
Home Loan Bank stock	8,779	N/A	N/A	N/A	N/A
Net loans	3,622,596	-	-	3,598,673	3,598,673
Accrued interest receivable	10,579	85	2,611	7,883	10,579
Financial liabilities:
Demand deposits	403,782	403,782	-	-	403,782
Interest bearing deposits	3,831,298	2,721,854	1,122,106	-	3,843,960
Short-term borrowings	203,910	-	203,910	-	203,910
Accrued interest payable	665	75	590	-	665

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$612,740	612,740	-	-	612,740
Securities available for sale	571,965	35	571,930	-	571,965
Held to maturity securities	27,551	-	28,701	-	28,701
Federal Reserve Bank and Federal
Home Loan Bank stock	8,779	N/A	N/A	N/A	N/A
Net loans	3,692,237	-	-	3,598,213	3,598,213
Accrued interest receivable	11,441	243	2,440	8,758	11,441
Financial liabilities:
Demand deposits	398,399	398,399	-	-	398,399
Interest bearing deposits	3,774,927	2,707,961	1,076,213	-	3,784,174
Short-term borrowings	242,991	-	242,991	-	242,991
Accrued interest payable	537	77	460	-	537

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 3/31/18
(dollars in thousands)	Balance at 12/31/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2018	Balance at 3/31/2018

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(5,030)	(5,302)	-	(5,302)	(10,332)
Net change in net actuarial (gain) loss and prior service cost on pension and Adjustment postretirement benefit plans, net of tax	3,224	-	(36)	(36)	3,188
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	(1,346)	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(1,806)	(5,302)	(1,382)	(5,338)	(8,490)

(dollars in thousands)	Three months ended 3/31/2017
	Balance at 12/31/2016	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2016	Balance at 3/31/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,762)	707	-	707	(6,055)

Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	511	-	(24)	(24)	487

Accumulated other comprehensive income (loss), net of tax	$(6,251)	707	(24)	683	(5,568)

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

(dollars in thousands)	Three months ended March 31,
	2018	2017	Affected Line Item in Statements

Amortization of pension and postretirement benefit items

Amortization of net actuarial (gain) loss	$(72)	$(63)	Salaries and employee benefits
Amortization of prior service cost	23	23	Salaries and employee benefits
Income tax benefit	13	16	Income taxes
Net of tax	(36)	(24)

Total reclassifications, net of tax	$(36)	$(24)

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of Non-Interest Income for the three months ended March 31, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

Index
(dollars in thousands)	Three months ended
	March 31,
	2018	2017

Non-interest income
Service Charges on Deposits
Overdraft fees	$827	$859
Other	114	79
Interchange Income	1,306	1,266
Wealth management fees	1,815	1,858
Other (a)	617	665
Total non-interest income	$4,679	$4,727

(a) Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted for ASC 606 follows:

Service charges on Deposit Accounts:  The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income: Interchange revenue primarily consists of interchange fees, volume-related incentives and ATM charges. As the card-issuing bank, interchange fees represent our portion of discount fees paid by merchants for credit / debit card transactions processed through the interchange network. The levels and structure of interchange rates are set by the card processing companies and are based on cardholder purchase volumes. The Company earns interchange income as cardholder transactions occur and interchange fees are settled on a daily basis concurrent with the transaction processing services provided to the cardholder.

Wealth Management fees: Trustco Financial Services provides a comprehensive suite of trust and wealth management products and services, including financial and estate planning, trustee and custodial services, investment management, corporate retirement plan recordkeeping and administration of which a fee is charged to manage assets for investment or transact on accounts.  These fees are earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed over the period in which services are performed based on a percentage of the fair value of assets under management or administration.  Other services are based on a fixed fee for certain account types, or based on transaction activity and are recognized when services are rendered. Fees are withdrawn from the customer’s account balance.

Gains/Losses on Sales of Other Real Estate Owned “OREO”: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.

Index
(9) New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company has adopted this ASU on January 1, 2018. Upon adoption the Company determined that there were no accumulated adjustments needed and no changes to the patterns on how the company recognized revenue. The Company did add disclosures for the items in-scope as described in note 8.

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” which amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU was adopted on January 1, 2018, and does not significantly impact the Company’s consolidated financial statements. The Company has amended disclosures to comply with the exit price notion as required under the ASU for the period ended March 31, 2018.

In February 2018, the FASB issued ASU 2018-02,  “Income statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  These amendments are effective for all entities for fiscal years beginning after December 15, 2018.  For Interim periods within those fiscal years, early adoption of the amendment is permitted including public business entities for reporting periods for which financial statements have not yet been issued. The Company did adopt the ASU in the first quarter of 2018 and reclassified the stranded tax effect in accumulated other comprehensive income to retained earnings in the period ended March 31, 2018.

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

Index
In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses” which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. The ASU represents a significant departure from current GAAP and the Company is evaluating the impact of the ASU on its consolidated financial statements, which includes developing a roadmap for implementation of the new standard.

Index

Crowe Horwath LLP
Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Trustco Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of condition of Trustco Bank Corp NY (the “Company”) as of March 31, 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of condition of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of condition as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management.  We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Crowe Horwath LLP

New York, New York
May 4, 2018

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo Bank Corp NY (“TrustCo” or the “Company”) with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  Examples of forward-looking statements include, among others, statements TrustCo makes regarding its expectations for complying with the new regulatory capital rules, the Company’s ability to grow its balance sheet and the profitability of such growth, the ability of its loan products to continue to attract customers if long-term rates rise and the ability to secure new sources of liquidity should the need arise.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2017, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

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

•
the future earnings and capital levels of TrustCo and Trustco Bank and the continued non objection from TrustCo’s and Trustco Bank’s primary federal banking regulators under regulatory rules to distribute capital from Trustco Bank to TrustCo, which could affect the ability of TrustCo to pay dividends;

Index
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

•
Unanticipated effects from the Tax & Jobs Act that may limit its benefits or adversely impact our business, which could include decreased demand for borrowing by our customers or increased price competition that offsets the benefits of decreased federal income tax expense;

•
the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;

•	changes in consumer spending, borrowing and savings habits;

•
the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry, including regulatory capital requirements;

•	changes in management personnel;

•	real estate and collateral values;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;

•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;

•	technological changes and electronic, cyber and physical security breaches;

•	changes in local market areas and general business and economic trends;

•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and

•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2017.

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

Index
Following this discussion are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2018 and 2017.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month periods ended March 31, 2018, with comparisons to the corresponding period in 2017, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2017 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 1, 2018, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

During the first quarter of 2018 financial markets were influenced by both underlying economic conditions and by political developments.  US equity markets were very strong and ended the first quarter up significantly despite some weakness late in the quarter.  For the full first quarter, the S&P 500 Index was up 18.0% and the Dow Jones Industrial Average was up 22.0%.  Credit markets continue to be driven by worldwide economic news and demand shifts between segments of the bond market as investors seek to capture yield.  The shape of the yield curve continued to flatten during the quarter.  The 10-year Treasury bond averaged 2.75% during Q1 2018 compared to 2.37% in Q4 2017, an increase of 38 basis points.  The 2-year Treasury bond average rate increased 45 basis points to 2.15%, resulting in flattening of the curve.  The spread between the 10-year and the 2-year Treasury bonds contracted from 0.68% on average in Q4 to 0.60% in Q1.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range was increased by 25 basis points on March 22, 2018 to a range of 1.50% to 1.75%.  Spreads of most asset classes, including agency securities, corporates, municipals and mortgage-backed securities, were down by the end of the quarter as compared to the levels seen a year earlier.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of additional actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q1/17	Beg of Q1	0.16	1.06	1.76	2.27	1.21
	Peak	0.79	1.40	2.14	2.62	1.30
	Trough	0.50	1.12	1.80	2.31	1.11
	End of Q1	0.76	1.27	1.93	2.40	1.13
	Average in Q1	0.60	1.24	1.95	2.45	1.20

Q2/17	Beg of Q2	0.76	1.27	1.93	2.40	1.13
	Peak	1.04	1.38	1.94	2.42	1.11
	Trough	0.79	1.18	1.71	2.14	0.78
	End of Q2	1.03	1.38	1.89	2.31	0.93
	Average in Q2	0.91	1.30	1.81	2.26	0.96

Q3/17	Beg of Q3	1.03	1.38	1.89	2.31	0.93
	Peak	1.18	1.47	1.95	2.39	1.00
	Trough	0.98	1.27	1.63	2.05	0.77
	End of Q3	1.06	1.47	1.92	2.33	0.86
	Average in Q3	1.05	1.36	1.81	2.24	0.88

Q4/17	Beg of Q4	1.06	1.47	1.92	2.33	0.86
	Peak	1.47	1.92	2.26	2.49	0.86
	Trough	1.01	1.47	1.91	2.28	0.51
	End of Q4	1.39	1.89	2.20	2.40	0.51
	Average in Q4	1.23	1.70	2.07	2.37	0.68

Q1/18	Beg of Q1	1.39	1.89	2.20	2.40	0.51
	Peak	1.81	2.34	2.69	2.94	0.78
	Trough	1.39	1.89	2.20	2.40	0.47
	End of Q1	1.73	2.27	2.56	2.74	0.47
	Average in Q1	1.58	2.15	2.53	2.75	0.60

The United States economy continues to show some modest improvements in some areas. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008, is beginning to be unwound based on general guidance released by the Fed in late 2017.  Economic activity in Europe, China and elsewhere has also improved in some aspects, but remains mixed.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and have fundamentally changed the way banks conduct business.  The current presidential administration has set policy initiatives that include attempts to reduce the regulatory burden; the timing and extent of any success on that front is yet to be determined.  The tax rate reductions in late 2017 contributed to the net income increase in the first quarter of 2018.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at March 31, 2018, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $14.8 million, or $0.153 of diluted earnings per share, for the three months ended March 31, 2018, compared to net income of $10.9 million, or $0.114 of diluted earnings per share, in the same period in 2017.  Return on average assets was 1.23% and 0.91%, respectively, for the three months ended March 31, 2018 and 2017.  Return on average equity was 13.07% and 10.17%, respectively, for the three months ended March 31, 2018 and 2017.

The primary factors accounting for the change in net income for the three months ended March 31, 2018 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $19.9 million to $4.80 billion for the first quarter of 2018 compared to the same period in 2017.

•
An increase in taxable equivalent net interest margin for the first quarter of 2018 to 3.29% from 3.14% in the prior year period.  The increase in the margin, coupled with the increase in average earning assets, resulted in an increase of $1.9 million in taxable equivalent net interest income in the first quarter of 2018 compared to the first quarter of 2017.

•	A decrease of $498 thousand in professional services expense for the first quarter of 2018 compared to the first quarter of 2017.

•	An increase of $425 thousand in outsourced services expense for the first quarter of 2018 compared to the first quarter of 2017.

•	A decrease of $1.8 million in income taxes in the first quarter of 2018 compared to the prior year due primarily to the change in the statutory federal tax rate enacted in December 2017.

Termination of Regulatory Agreement
On February 14, 2018, the Office of the Comptroller of the Currency (OCC) notified Trustco Bank that it had terminated the July 21, 2015 agreement between the OCC and the Bank effective February 7, 2018. The agreement had required the Bank to take various actions in areas such as compliance, corporate governance, audit, capital planning including dividends, and strategic planning, among others.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2017 is a description of the effect interest rates had on the results for the year 2017 compared to 2016.  Many of the same market factors discussed in the 2017 Annual Report continued to have a significant impact on results through the first quarter of 2018.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. That target range was in place throughout most of 2015. The FRB increased the target range several times beginning in December of 2015, with the target range now at 1.50% to 1.75%.  Additional increases in 2018 and beyond will largely be dependent on the strength of economic conditions.  In the March statement from the Federal Open Market Committee, it was noted that, “In determining the timing and size of future adjustments to the target range for the federal funds rate, the Committee will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The Committee will carefully monitor actual and expected inflation developments relative to its symmetric inflation goal. The Committee expects that economic conditions will evolve in a manner that will warrant further gradual increases in the federal funds rate; the federal funds rate is likely to remain, for some time, below levels that are expected to prevail in the longer run. However, the actual path of the federal funds rate will depend on the economic outlook as informed by incoming data.”

Index
Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 6 basis points higher in the first quarter of 2018 relative to the prior year period.  Rates were flat or lower on interest bearing checking accounts and savings accounts but higher on money market accounts and certificates.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

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

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10-year Treasury yield was up 28 basis points, on average, during the first quarter of 2018 compared to the fourth quarter of 2017 and was up 30 basis points as compared to the first quarter of 2017.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  As a portfolio lender, TrustCo does not sell loans into the secondary market in the normal course of business and is able to establish rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above, although that effort is now being gradually unwound.  Very low interest rates in many markets around the world have also increased demand for US fixed income assets and contributed to the decline of yields on these assets in recent years until the Fed’s program to raise the Federal Funds target rate finally began to boost market yields over the last year.

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Index
Interest rates generally remained below historic norms on both short term and longer term investments during the first quarter of 2018 despite the increases seen during the quarter.

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

For the first quarter of 2018, the net interest margin was 3.29%, up 15 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $112.2 million while the average yield increased 77 basis points in the first quarter of 2018 compared to the same period in 2017.  The decrease in the average balance helped to fund increases in loans.

•
The average balance of securities available for sale decreased by $60.5 million while the average yield increased 15 basis points to 2.12%.  The average balance of held to maturity securities decreased by $17.5 million and the average yield decreased 36 basis points to 3.88% for the first quarter of 2018 compared to the same period in 2017, with the decrease due to the maturity of corporate bond.

•
The average loan portfolio grew by $210.9 million to $3.65 billion and the average yield was flat at 4.19% in the first quarter of 2018 compared to the same period in 2017.  The yield on residential mortgages continued to decline, however the other loan categories each saw yield increases.

•
The average balance of interest bearing liabilities (primarily deposit accounts) decreased $26.9 million and the average rate paid increased 6 basis points to 0.42% in the first quarter of 2018 compared to the same period in 2017.

Index
During the first quarter of 2018, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.78 billion in the first quarter of 2017 to $4.80 billion in the same period of 2018 with an average yield of 3.64% in the first quarter of 2018 and 3.44% in the first quarter of 2017.  The shift in the mix of assets towards a higher proportion of loans and the increase in yield on cash drove the overall yield increase.  Interest income on average earning assets increased from $41.1 million in the first quarter of 2017 to $43.5 million in the first quarter of 2018, on a tax equivalent basis. The increase was the result of higher volume and yield.

Loans
The average balance of loans was $3.65 billion in the first quarter of 2018 and $3.44 billion in the comparable period in 2017.  The yield on loans was flat at 4.19%.  The higher average balances led to an increase in interest income on loans from $36.1 million in the first quarter of 2017 to $38.1 million in the first quarter of 2018.

Compared to the first quarter of 2017, the average balance of residential mortgage loans and installment loans increased while other loan categories decreased.  The average balance of residential mortgage loans was $3.15 billion in 2018 compared to $2.91 billion in 2017, an increase of 8.1%.  The average yield on residential mortgage loans decreased by 6 basis points to 4.11% in the first quarter of 2018 compared to 2017.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $1.9 million to an average balance of $185.6 million in the first quarter of 2018 compared to the same period in the prior year.  The average yield on this portfolio was up 3 basis points to 5.21% compared to the prior year period, primarily reflecting the increase in the prime rate.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

Index
The average yield on home equity credit lines increased 51 basis points to 4.25% during the first quarter of 2018 compared to the year earlier period.  The increase in yield is the result of prime rate increases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 7.3% to $306.3 million in the first quarter of 2018 as compared to the prior year.  Some customers with home equity lines have refinanced their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2018 was $581.7 million compared to $642.3 million for the comparable period in 2017.  The balance reflects routine paydowns, calls and maturities, offset by new investment purchases.  The average yield was 2.12% for the first quarter of 2018 compared to 1.97% for the first quarter of 2017.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $15.9 million as of March 31, 2018 compared to a net unrealized loss of $8.7 million as of December 31, 2017.  The unrealized loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $26.8 million for the first quarter of 2018 compared to $44.3 million in the first quarter of 2017.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.88% for the first quarter of 2018 compared to 4.24% for the year earlier period.  The lower yield reflects the maturity of a corporate bond.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2018, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2018 first quarter average balance of Federal Funds sold and other short-term investments was $528.9 million, a $112.2 million decrease from the $641.1 million average for the same period in 2017.  The yield was 1.55% for the first quarter of 2018 and 0.78% for the comparable period in 2017.  Interest income from this portfolio increased $771 thousand from $1.2 million in 2017 to $2.0 million in 2018, reflecting the target rate increases, partly offset by the decrease in balances.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) decreased $31.6 million to $3.77 billion for the first quarter of 2018 versus the first quarter in the prior year, and the average rate paid increased from 0.35% for 2017 to 0.41% for 2018.  Total interest expense on these deposits increased $521 thousand to $3.8 million in the first quarter of 2018 compared to the year earlier period.  From the first quarter of 2017 to the first quarter of 2018, interest bearing demand account average balances were up 8.5%, certificates of deposit average balances were down 4.7%, non-interest demand average balances were up 4.3%, average savings balances decreased 1.1% and money market balances were down 5.7%.

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

At March 31, 2018, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$685,655
1 to 2 years	371,771
2 to 3 years	44,460
3 to 4 years	1,579
4 to 5 years	5,731
Over 5 years	248
$1,109,444

Average short-term borrowings for the quarter were $234.4 million in 2018 compared to $229.7 million in 2017.  The average rate increased during this time period from 0.61% in 2017 to 0.62% in 2018.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income increased by $1.9 million to $39.3 million in the first quarter of 2018 compared to the same period in 2017.  The net interest spread was up 14 basis points to 3.22% in the first quarter of 2018 compared to the same period in 2017. As previously noted, the net interest margin was up 15 basis points to 3.29% for the first quarter of 2018 compared to the same period in 2017.

Index
Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2018:

Nonperforming loans and foreclosed real estate: Total NPLs were $24.9 million at March 31, 2018, compared to $24.4 million at December 31, 2017 and $26.4 million at March 31, 2017.  There were $24.8 million of non-accrual loans at March 31, 2018 compared to $24.3 million at December 31, 2017 and $26.4 million at March 31, 2017.  There were no loans at March 31, 2018 and 2017 and December 31, 2017 that were past due 90 days or more and still accruing interest.

At March 31, 2018, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $24.9 million at March 31, 2018, $23.6 million were residential real estate loans, $1.2 million were commercial loans and mortgages and $23 thousand were installment loans, compared to $22.7 million, $1.5 million and $57 thousand, respectively at December 31, 2017.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net chargeoffs were just $28 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2018 compared to $345 thousand for the first quarter of 2017.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At March 31, 2018, 76.7% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 23.3% were in Florida.  Those figures compare to 76.9% and 23.1%, respectively at December 31, 2017.

Index
Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession, however conditions in Florida have improved more than in New York in recent periods.  As a percentage of the total nonperforming loans as of March 31, 2018, 8.7% were to Florida borrowers, compared to 91.3% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2018, New York and surrounding areas experienced net chargeoffs of approximately $88 thousand, compared to net chargeoffs of $2 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2018, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $1.9 million of commercial mortgages and commercial loans classified as impaired as of March 31, 2018 compared to $2.2 million at December 31, 2017.  There were $22.5 million of impaired residential loans at March 31, 2018 and $22.0 million at December 31, 2017.  The average balances of all impaired loans were $24.7 million for the three months of 2018 and $24.8 million for the full year 2017.

As of March 31, 2018 and December 31, 2017, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At March 31, 2018 there was $2.2 million of foreclosed real estate compared to $3.2 million at December 31, 2017.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Index
Management’s Discussion and Analysis

Allocation of the Allowance for Loan Losses

The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of March 31, 2018		As of December 31, 2017
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,146	4.81%	$4,205	4.85%
Real estate - construction	357	0.80%	379	0.85%
Real estate mortgage - 1 to 4 family	34,084	85.93%	33,622	85.56%
Home equity lines of credit	5,027	8.23%	5,195	8.50%
Installment Loans	765	0.23%	769	0.24%
	$44,379	100.00%	$44,170	100.00%

At March 31, 2018, the allowance for loan losses was $44.4 million, compared to $44.0 million at March 31, 2017 and $44.2 million at December 31, 2017.  The allowance represents 1.21% of the loan portfolio as of March 31, 2018 compared to 1.28% at March 31, 2017 and 1.21% at December 31, 2017.

The provision for loan losses was $300 thousand for the quarter ended March 31, 2018 and $600 thousand for the quarter ended March 31, 2017.  Net chargeoffs for the three-month period ended March 31, 2018 were $90 thousand and were $442 thousand for the prior year period.

During the first quarter of 2018, there were no commercial loan chargeoffs and $205 thousand of gross residential mortgage and consumer loan chargeoffs compared with $72 thousand of gross commercial loan chargeoffs and $557 thousand of residential mortgage and consumer loan chargeoffs in the first quarter of 2017.  Gross recoveries during the first quarter of 2018 were $6 thousand for commercial loans and $109 thousand for residential mortgage and consumer loans, compared to $8 thousand for commercial loans and $179 thousand for residential and consumer in the first quarter of 2017.

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

Using this model, the fair value of capital projections as of March 31, 2018 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2018. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of March 31, 2018	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	20.12%
+300 BP	21.31
+200 BP	22.47
+100 BP	23.57
Current rates	24.36
-100 BP	23.13

Noninterest Income
Total noninterest income for both the first quarter of 2018 and 2017 was $4.7 million.  There were no significant changes in the components of noninterest income.   The fair value of assets under management was $876 million at March 31, 2018 and $890 million as of December 31, 2017 and $846 million at March 31, 2017.

Index
Noninterest Expenses
Total noninterest expenses were $24.2 million for the three months ended March 31, 2018, compared to $24.0 million for the three months ended March 31, 2017.  Significant changes included a $425 thousand increase in outsourced services, offset by a $498 thousand decrease in professional services.  Full time equivalent headcount increased from 802 as of March 31, 2017 to 827 as of March 31, 2018.

Income Taxes
In the first quarter of 2018, TrustCo recognized income tax expense of $4.7 million compared to $6.6 million for the first quarter of 2017.  The effective tax rates were 24.2% and 37.5% for the first quarters of 2018 and 2017, respectively. The decline in the percentage of income tax expense was the result of enactment of the Tax Cuts and Jobs Act on December 22, 2017, as more fully described in the 2017 Form 10-K. The new law lowered the federal corporate income tax rate to 21 percent beginning in 2018 from a maximum rate of 35 percent in 2017.

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

Total shareholders’ equity at March 31, 2018 was $462.1 million compared to $438.7 million at March 31, 2017. TrustCo declared a dividend of $0.065625 per share in the first quarter of 2018.  This results in a dividend payout ratio of 42.70% based on first quarter 2018 earnings of $14.8 million.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2018 and December 31, 2017:

(Bank Only)

(dollars in thousands)	As of March 31, 2018		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage capital	$455,335	9.333%	5.000%	4.000%
Common equity tier 1 capital	455,335	17.750	6.500	6.380
Tier 1 risk-based capital	455,335	17.750	8.000	7.880
Total risk-based capital	487,547	19.010	10.000	9.880

(dollars in thousands)	As of December 31, 2017		Well	Adequately
	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$444,931	9.152%	5.000%	4.000%
Common equity tier 1 capital	444,931	17.460	6.500	5.750
Tier 1 risk-based capital	444,931	17.460	8.000	7.250
Total risk-based capital	476,942	18.720	10.000	9.250

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent
(3)	The December 31, 2017 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.25 percent

(Consolidated)

(dollars in thousands)	As of March 31, 2018		Minimum for Capital Adequacy plus Capital Conservation
	Amount	Ratio	Buffer(1)(2)

Tier 1 leverage capital	$470,033	9.629%	4.000%
Common equity tier 1 capital	470,033	18.320	6.380
Tier 1 risk-based capital	470,033	18.320	7.880
Total risk-based capital	502,268	19.570	9.880

(dollars in thousands)	As of December 31, 2017		Minimum for Capital Adequacy plus Capital Conservation
	Amount	Ratio	Buffer(1)(3)

Tier 1 leverage ratio	$459,561	9.449%	4.000%
Common equity Tier 1 capital	459,561	18.020	5.750
Tier 1 risk-based capital	459,561	18.020	7.250
Total risk-based capital	491,590	19.280	9.250

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent
(3)	The December 31, 2017 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.25 percent

In addition, at March 31, 2018, the consolidated equity to total assets ratio was 9.37%, compared to 9.34% at December 31, 2017 and 8.98% at March 31, 2017.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements. On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk-based capital requirements and, for the first time, subjected the Company to consolidated regulatory capital requirements. Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements. In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses. The new rule will be phased-in over several years and will be fully in effect in 2019.  Calendar year 2017 was the third year of implementation of the new capital rules.

As of March 31, 2018, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current and also fully phased-in capital conservation buffer is taken into account.

Index
Under the OCC’s “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At March 31, 2018 and 2017, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 42.70% of net income for the first quarter of 2018 and 57.47% of net income for the first quarter of 2017. The per-share dividend paid in both the first quarters of 2017 and 2018 was $0.065625. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 11,800 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Critical Accounting Policies
Pursuant to Securities and Exchange Commission (SEC) guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of ($12.2) million in 2018 and ($5.8) million in 2017.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	March 31, 2018			March 31, 2017

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$156,593	750	1.92%	$142,495	595	1.67%	$155	62	93
Mortgage backed securities and collateralized mortgage obligations-residential	313,753	1,763	2.25%	367,956	1,958	2.13%	(195)	(312)	117
State and political subdivisions	515	10	7.81%	873	19	8.71%	(9)	9	(18)
Corporate bonds	33,297	133	1.60%	41,580	151	1.45%	(18)	(93)	75
Small Business Administration-guaranteed participation securities	67,106	352	2.10%	78,591	415	2.11%	(63)	(61)	(2)
Mortgage backed securities and collateralized mortgage obligations-commercial	9,775	42	1.71%	10,089	23	0.91%	19	(5)	24
Other	685	5	2.52%	685	4	2.34%	1	-	1

Total securities available for sale	581,724	3,055	2.12%	642,269	3,165	1.97%	(110)	(400)	290

Federal funds sold and other short-term Investments	528,947	2,017	1.55%	641,126	1,246	0.78%	771	(167)	938

Held to maturity securities:
Corporate bonds	-	-	0.00%	9,992	154	6.16%	(154)	(77)	(77)

Mortgage backed securities and collateralized mortgage obligations-residential	26,799	260	3.88%	34,303	316	3.68%	(56)	(154)	98

Total held to maturity securities	26,799	260	3.88%	44,295	470	4.24%	(210)	(231)	21

Federal Reserve Bank and Federal Home Loan Bank stock	8,779	77	6.00%	9,579	134	5.60%	(57)	(72)	15

Commercial loans	185,646	2,420	5.21%	187,590	2,429	5.18%	(9)	(85)	76
Residential mortgage loans	3,148,735	32,257	4.11%	2,911,987	30,367	4.17%	1,890	4,651	(2,761)
Home equity lines of credit	306,290	3,210	4.25%	330,338	3,085	3.74%	125	(1,129)	1,254
Installment loans	8,365	205	9.90%	8,228	169	8.22%	36	21	15

Loans, net of unearned income	3,649,036	38,092	4.19%	3,438,143	36,050	4.19%	2,042	3,459	(1,417)

Total interest earning assets	4,795,285	43,501	3.64%	4,775,412	41,065	3.44%	2,436	2,589	(153)

Allowance for loan losses	(44,393)			(44,236)
Cash & non-interest earning assets	124,867			130,186

Total assets	$4,875,759			$4,861,362

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$877,776	106	0.05%	$809,039	124	0.06%	(18)	16	(33)
Money market accounts	547,136	439	0.33%	580,006	466	0.32%	(27)	(38)	11
Savings	1,260,360	419	0.13%	1,274,757	430	0.13%	(11)	(31)	20
Time deposits	1,080,893	2,860	1.07%	1,133,942	2,283	0.81%	577	(97)	674

Total interest bearing deposits	3,766,165	3,824	0.41%	3,797,744	3,303	0.35%	521	(151)	671
Short-term borrowings	234,384	358	0.62%	229,719	349	0.61%	9	5	4

Total interest bearing liabilities	4,000,549	4,182	0.42%	4,027,463	3,652	0.36%	530	(146)	676

Demand deposits	386,563			370,552
Other liabilities	29,129			26,781
Shareholders’ equity	459,519			436,566

Total liabilities and shareholders’ equity	$4,875,760			$4,861,362

Net interest income , tax equivalent		39,319			37,413		$1,906	2,734	(829)

Net interest spread			3.22%			3.08%

Net interest margin (net interest income to total interest earning assets)			3.29%			3.14%

Tax equivalent adjustment		(4)			(13)

Net interest income		39,315			37,400

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2017, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2018 and 2017, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2018, the Company had an average balance of Federal Funds sold and other short-term investments of $528.9 million compared to $641.1 million in the first quarter of 2017.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

15	Crowe Horwath LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

Date: May 4, 2018

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