Form 10-Q
period 2018-06-30
TRUSTCO BANK CORP N Y
filed 2018-08-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(518) 377‑3311

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 30, 2018
$1 Par Value	96,541,011

Index
TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Interest and dividend income:
Interest and fees on loans	$38,956	36,662	77,047	72,706
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	787	607	1,537	1,202
State and political subdivisions	6	11	13	23
Mortgage-backed securities and collateralized mortgage obligations	1,670	1,965	3,475	3,946
Corporate bonds	150	154	283	305
Small Business Administration-guaranteed participation securities	333	394	685	809
Other securities	4	4	9	8
Total interest and dividends on securities available for sale	2,950	3,135	6,002	6,293

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	244	296	504	612
Corporate bonds	-	154	-	308
Total interest on held to maturity securities	244	450	504	920

Federal Reserve Bank and Federal Home Loan Bank stock	198	134	275	268
Interest on federal funds sold and other short-term investments	2,467	1,727	4,484	2,973
Total interest income	44,815	42,108	88,312	83,160

Interest expense:
Interest on deposits:
Interest-bearing checking	112	134	218	258
Savings	420	435	839	865
Money market deposit accounts	452	468	891	934
Time deposits	3,439	2,181	6,299	4,464
Interest on short-term borrowings	283	349	641	698
Total interest expense	4,706	3,567	8,888	7,219

Net interest income	40,109	38,541	79,424	75,941
Provision for loan losses	300	550	600	1,150
Net interest income after provision for loan losses	39,809	37,991	78,824	74,791

Noninterest income:
Trustco financial services income	1,596	1,425	3,411	3,283
Fees for services to customers	2,677	2,797	5,322	5,434
Other	222	282	441	514
Total noninterest income	4,495	4,504	9,174	9,231

Noninterest expenses:
Salaries and employee benefits	10,741	9,559	21,163	19,769
Net occupancy expense	4,101	4,267	8,416	8,376
Equipment expense	1,793	1,428	3,544	2,984
Professional services	1,814	1,963	3,244	3,891
Outsourced services	1,825	1,500	3,750	3,000
Advertising expense	670	607	1,300	1,320
FDIC and other insurance	514	1,012	1,537	2,059
Other real estate expense (income), net	294	(4)	666	495
Other	2,343	2,581	4,630	5,038
Total noninterest expenses	24,095	22,913	48,250	46,932

Income before taxes	20,209	19,582	39,748	37,090
Income taxes	4,804	7,342	9,535	13,903

Net income	$15,405	12,240	30,213	23,187

Net income per share:
- Basic	$0.160	0.127	0.313	0.242

- Diluted	$0.160	0.127	0.313	0.241

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income	$15,405	12,240	30,213	23,187

Net unrealized holding (loss) gain on securities available for sale	(1,669)	3,343	(8,830)	4,522
Tax effect	425	(1,337)	2,284	(1,809)

Net unrealized (loss) gain on securities available for sale, net of tax	(1,244)	2,006	(6,546)	2,713

Amortization of net actuarial gain	(106)	(73)	(178)	(136)
Amortization of prior service cost	22	22	45	45
Tax effect	22	20	35	36
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(62)	(31)	(98)	(55)

Other comprehensive (loss) income, net of tax	(1,306)	1,975	(6,644)	2,658

Comprehensive income	$14,099	14,215	23,569	25,845

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS:

Cash and due from banks	$40,567	44,125

Federal funds sold and other short term investments	546,049	568,615
Total cash and cash equivalents	586,616	612,740

Securities available for sale	527,018	571,965

Held to maturity securities (fair value 2018 $25,303; 2017 $28,701)	24,730	27,551

Federal Reserve Bank and Federal Home Loan Bank stock	8,953	8,779

Loans, net of deferred net costs	3,741,155	3,636,407
Less:
Allowance for loan losses	44,503	44,170
Net loans	3,696,652	3,592,237

Bank premises and equipment, net	35,521	35,157
Other assets	61,069	59,579

Total assets	$4,940,559	4,908,008

LIABILITIES:
Deposits:
Demand	$404,564	398,399
Interest-bearing checking	925,295	891,052
Savings accounts	1,257,744	1,260,447
Money market deposit accounts	512,453	556,462
Time deposits	1,155,214	1,066,966
Total deposits	4,255,270	4,173,326

Short-term borrowings	182,705	242,991
Accrued expenses and other liabilities	31,769	33,383

Total liabilities	$4,469,744	4,449,700

SHAREHOLDERS’ EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 100,093,682 and 99,998,482 shares issued at June 30, 2018 and December 31, 2017, respectively	100,093	99,998
Surplus	176,243	175,651
Undivided profits	238,342	219,436
Accumulated other comprehensive loss, net of tax	(9,796)	(1,806)
Treasury stock at cost - 3,618,599 and 3,709,171 shares at June 30, 2018 and December 31, 2017, respectively	(34,067)	(34,971)

Total shareholders’ equity	470,815	458,308

Total liabilities and shareholders’ equity	$4,940,559	4,908,008

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2017	$99,214	171,425	201,517	(6,251)	(33,219)	432,686
Net income	-	-	23,187	-	-	23,187
Other comprehensive income, net of tax	-	-	-	2,658	-	2,658
Cash dividend declared, $.1312 per share	-	-	(12,592)	-	-	(12,592)
Stock options exercised (296,300 shares)	297	1,298	-	-	-	1,595
Purchase of treasury stock (213,356 shares)	-	-	-	-	(1,503)	(1,503)
Sale of treasury stock (151,762 shares)	-	(199)	-	-	1,455	1,256
Stock based compensation expense	-	79	-	-	-	79

Ending balance, June 30, 2017	$99,511	172,603	212,112	(3,593)	(33,267)	447,366

Beginning balance, January 1, 2018	$99,998	175,651	219,436	(1,806)	(34,971)	458,308
Net income	-	-	30,213	-	-	30,213
Tax Cuts and Jobs Act of 2017,
Reclassification from AOCI to Retained
Earnings, Tax Effect	-	-	1,346	(1,346)	-	-
Other comprehensive loss, net of tax	-	-	-	(6,644)	-	(6,644)
Cash dividend declared, $.1312 per share	-	-	(12,653)	-	-	(12,653)
Stock options exercised (95,200 shares)	95	608	-	-	-	703
Purchase of treasury stock (45,509 shares)	-	-	-	-	(379)	(379)
Sale of treasury stock (136,081 shares)	-	(93)	-	-	1,283	1,190
Stock based compensation expense	-	77	-	-	-	77

Ending balance, June 30, 2018	$100,093	176,243	238,342	(9,796)	(34,067)	470,815

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$30,213	23,187

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,946	1,898
Net gain on sale of other real estate owned	(220)	(507)
Writedown of other real estate owned	230	362
Provision for loan losses	600	1,150
Deferred tax expense	70	693
Net amortization of securities	1,725	2,244
Stock based compensation expense	77	79
Decrease in taxes receivable	1,311	4,087
Increase (decrease) in interest receivable	112	(213)
Increase (decrease) in interest payable	158	(64)
Increase in other assets	(1,439)	(1,639)
(Decrease) increase in accrued expenses and other liabilities	(1,784)	910
Total adjustments	2,786	9,000
Net cash provided by operating activities	32,999	32,187

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	49,481	73,569
Proceeds from calls and maturities of held to maturity securities	2,821	4,282
Purchases of securities available for sale	(60,088)	(56,388)
Proceeds from maturities of securities available for sale	45,000	-
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(174)	(144)
Net increase in loans	(106,869)	(80,030)
Proceeds from dispositions of other real estate owned	2,521	3,093
Purchases of bank premises and equipment	(2,310)	(1,606)
Net cash used in investing activities	(69,618)	(57,224)

Cash flows from financing activities:

Net increase in deposits	81,944	12,251
Net (decrease) increase in short-term borrowings	(60,286)	24,215
Proceeds from exercise of stock options	703	1,595
Stock based award tax withholding payments	(37)	(333)
Proceeds from sale of treasury stock	1,190	1,256
Purchases of treasury stock	(379)	(1,503)
Dividends paid	(12,640)	(12,575)
Net cash provided by financing activities	10,495	24,906
Net decrease in cash and cash equivalents	(26,124)	(131)
Cash and cash equivalents at beginning of period	612,740	707,274
Cash and cash equivalents at end of period	$586,616	707,143

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$4,549	7,283
Income taxes paid	6,524	9,808
Other non cash items:
Transfer of loans to other real estate owned	1,854	2,265
Increase in dividends payable	13	17
Change in unrealized gain on securities available for sale-gross of deferred taxes	(8,830)	4,522
Change in deferred tax effect on unrealized gain (loss) on securities available for sale	2,284	(1,809)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(133)	(91)
Change in deferred tax effect of amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	35	36

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2018 is not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2018, the results of operations and cash flows for the three and six months ended June 30, 2018 and 2017.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2018 and 2017 is as follows:

(in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$15,405	12,240	$30,213	23,187
Weighted average common shares	96,449	96,003	96,401	95,944
Effect of dilutive common stock options	131	70	134	90
Weighted average common shares including potential dilutive shares	96,580	96,073	96,535	96,034
Basic EPS	$0.160	0.127	$0.313	0.242
Diluted EPS	$0.160	0.127	$0.313	0.241

For the three and six months ended June 30, 2018, there were no weighted average number of antidilutive stock options excluded from diluted earnings per share. For the three and six months ended June 30, 2017 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 412 thousand.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and six months ended June 30, 2018 and 2017 for its pension and other postretirement benefit plans:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017

Service cost	$6	11	26	23
Interest cost	273	322	55	54
Expected return on plan assets	(819)	(686)	(191)	(190)
Amortization of net (gain) loss	(17)	10	(89)	(83)
Amortization of prior service cost	-	-	22	22
Net periodic benefit	$(557)	(343)	(177)	(174)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017

Service cost	$17	22	52	51
Interest cost	599	651	109	110
Expected return on plan assets	(1,506)	(1,372)	(381)	(381)
Amortization of net loss (gain)	-	33	(178)	(169)
Amortization of prior service cost	-	-	45	45
Net periodic benefit	$(890)	(666)	(353)	(344)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2018.  As of June 30, 2018, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	June 30, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$154,863	-	4,159	150,704
State and political subdivisions	515	9	-	524
Mortgage backed securities and collateralized mortgage obligations	294,398	62	11,208	283,252
Corporate bonds	30,132	-	155	29,977
Small Business Administration - guaranteed participation securities	63,995	-	2,119	61,876
Other	685	-	-	685
Total securities available for sale	$544,588	71	17,641	527,018

	December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$139,890	27	2,066	137,851
State and political subdivisions	515	10	-	525
Mortgage backed securities and collateralized mortgage obligations	330,424	84	4,825	325,683
Corporate bonds	40,270	-	108	40,162
Small Business Administration - guaranteed participation securities	68,921	-	1,862	67,059
Other	685	-	-	685
Total securities available for sale	$580,705	121	8,861	571,965

The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2018, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$10,709	10,642
Due in one year through five years	165,392	161,227
Due after five years through ten years	10,094	10,021
Mortgage backed securities and collateralized mortgage obligations	294,398	283,252
Small Business Administration - guaranteed participation securities	63,995	61,876
	$544,588	527,018

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$68,671	1,302	82,034	2,857	150,705	4,159
Mortgage backed securities and collateralized mortgage obligations	34,750	1,061	247,070	10,147	281,820	11,208
Corporate bonds	14,993	88	9,984	67	24,977	155
Small Business Administration - guaranteed participation securities	-	-	61,876	2,119	61,876	2,119
Total	$118,414	2,451	400,964	15,190	519,378	17,641

	December 31, 2017
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss
U.S. government sponsored enterprises	$29,734	266	98,090	1,800	127,824	2,066
Mortgage backed securities and collateralized mortgage obligations	48,080	371	276,094	4,454	324,174	4,825
Corporate bonds	-	-	40,162	108	40,162	108
Small Business Administration - guaranteed participation securities	-	-	67,059	1,862	67,059	1,862
Total	$77,814	637	481,405	8,224	559,219	8,861

There were no gross realized gains or losses from calls of available for sale securities during the three and six months ended June 30, 2018 and 2017.

There were no sales of securities available for sale during the three and six months ended June 30, 2018 and 2017. There was $24.5 million and $52.8 million in proceeds from calls of securities available for sale during the three months ended June 30, 2018 and 2017, respectively. There was $49.5 million and $73.6 million in proceeds from calls of securities available for sale during the six months ended June 30, 2018 and 2017, respectively.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2018
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations	$24,730	700	127	25,303
Total held to maturity	$24,730	700	127	25,303

	December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations	$27,551	1,150	-	28,701
Total held to maturity	$27,551	1,150	-	28,701

The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2018, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations	$24,730	25,303
Total held to maturity	$24,730	25,303

Gross unrecognized losses on securities held to maturity and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

(dollars in thousands)	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations	$12,072	127	-	-	12,072	127
Total	$12,072	127	-	-	12,072	127

Index
There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2018 and 2017.

There were no held to maturity securities in an unrecognized loss position as of December 31, 2017.

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

As of June 30, 2018, the Company’s security portfolio included certain debt securities which were in a loss position.  Almost all of the securities in a loss position are issuances from U.S. government sponsored entities. Corporate bonds held by the Company are investment grade quality, and management has reviewed the financial condition of the issuer. The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$154,750	10,572	165,322
Other	25,272	310	25,582
Real estate mortgage - 1 to 4 family:
First mortgages	2,347,928	812,829	3,160,757
Home equity loans	69,123	15,271	84,394
Home equity lines of credit	251,845	43,946	295,791
Installment	8,273	1,036	9,309
Total loans, net	$2,857,191	883,964	3,741,155
Less: Allowance for loan losses			44,503
Net loans			$3,696,652

	December 31, 2017
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$149,368	12,524	161,892
Other	23,606	709	24,315
Real estate mortgage - 1 to 4 family:
First mortgages	2,286,148	765,929	3,052,077
Home equity loans	66,455	13,989	80,444
Home equity lines of credit	263,275	45,641	308,916
Installment	7,141	1,622	8,763
Total loans, net	$2,795,993	840,414	3,636,407
Less: Allowance for loan losses			44,170
Net loans			$3,592,237

*	Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2018 and December 31, 2017, the Company had approximately $33.8 million and $30.9 million of real estate construction loans, respectively.  Of the $33.8 million in real estate construction loans at June 30, 2018, approximately $20.4 million are secured by second mortgages to residential borrowers while approximately $13.4 million were to commercial borrowers for residential construction projects. Of the $30.9 million in real estate construction loans at December 31, 2017, approximately $21.1 million are secured by second mortgages to residential borrowers while approximately $9.8 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	June 30, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$659	-	659
Other	108	-	108
Real estate mortgage - 1 to 4 family:
First mortgages	17,619	2,017	19,636
Home equity loans	201	-	201
Home equity lines of credit	3,389	126	3,515
Installment	6	-	6
Total non-accrual loans	21,982	2,143	24,125
Restructured real estate mortgages - 1 to 4 family	36	-	36
Total nonperforming loans	$22,018	2,143	24,161

	December 31, 2017
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,443	-	1,443
Other	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	16,654	2,259	18,913
Home equity loans	93	-	93
Home equity lines of credit	3,603	130	3,733
Installment	57	-	57
Total non-accrual loans	21,950	2,389	24,339
Restructured real estate mortgages - 1 to 4 family	38	-	38
Total nonperforming loans	$21,988	2,389	24,377

*	Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of June 30, 2018 and December 31, 2017, other estate owned included $1.8 million and $2.7 million of residential foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $12.8 million and $12.6 million as of June 30, 2018 and December 31, 2017, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of June 30, 2018 and December 31, 2017:

	June 30, 2018

New York and other states*: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans
Commercial:
Commercial real estate	$-	174	441	615	154,135	154,750
Other	8	-	100	108	25,164	25,272
Real estate mortgage - 1 to 4 family:
First mortgages	2,957	1,584	13,243	17,784	2,330,144	2,347,928
Home equity loans	-	13	164	177	68,946	69,123
Home equity lines of credit	650	212	1,855	2,717	249,128	251,845
Installment	59	26	3	88	8,185	8,273

Total	$3,674	2,009	15,806	21,489	2,835,702	2,857,191

Florida: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans
Commercial:
Commercial real estate	$-	-	-	-	10,572	10,572
Other	-	-	-	-	310	310
Real estate mortgage - 1 to 4 family:
First mortgages	418	-	850	1,268	811,561	812,829
Home equity loans	51	-	-	51	15,220	15,271
Home equity lines of credit	40	-	70	110	43,836	43,946
Installment	15	5	-	20	1,016	1,036

Total	$524	5	920	1,449	882,515	883,964

Total: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans
Commercial:
Commercial real estate	$-	174	441	615	164,707	165,322
Other	8	-	100	108	25,474	25,582
Real estate mortgage - 1 to 4 family:
First mortgages	3,375	1,584	14,093	19,052	3,141,705	3,160,757
Home equity loans	51	13	164	228	84,166	84,394
Home equity lines of credit	690	212	1,925	2,827	292,964	295,791
Installment	74	31	3	108	9,201	9,309

Total	$4,198	2,014	16,726	22,938	3,718,217	3,741,155

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
	December 31, 2017
New York and other states*: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans
Commercial:
Commercial real estate	$183	174	1,332	1,689	147,679	149,368
Other	-	-	100	100	23,506	23,606
Real estate mortgage - 1 to 4 family:
First mortgages	5,669	1,300	9,014	15,983	2,270,165	2,286,148
Home equity loans	6	-	45	51	66,404	66,455
Home equity lines of credit	489	18	2,139	2,646	260,629	263,275
Installment	46	17	25	88	7,053	7,141

Total	$6,393	1,509	12,655	20,557	2,775,436	2,795,993

Florida: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans
Commercial:
Commercial real estate	$-	-	-	-	12,524	12,524
Other	-	-	-	-	709	709
Real estate mortgage - 1 to 4 family:
First mortgages	277	-	1,404	1,681	764,248	765,929
Home equity loans	-	-	-	-	13,989	13,989
Home equity lines of credit	-	-	-	-	45,641	45,641
Installment	3	5	26	34	1,588	1,622

Total	$280	5	1,430	1,715	838,699	840,414

Total: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans
Commercial:
Commercial real estate	$183	174	1,332	1,689	160,203	161,892
Other	-	-	100	100	24,215	24,315
Real estate mortgage - 1 to 4 family:
First mortgages	5,946	1,300	10,418	17,664	3,034,413	3,052,077
Home equity loans	6	-	45	51	80,393	80,444
Home equity lines of credit	489	18	2,139	2,646	306,270	308,916
Installment	49	22	51	122	8,641	8,763

Total	$6,673	1,514	14,085	22,272	3,614,135	3,636,407

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
At June 30, 2018 and December 31, 2017, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	Three months ended June 30, 2018
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,255	39,359	765	44,379
Loans charged off:
New York and other states*	-	239	41	280
Florida	-	-	3	3
Total loan chargeoffs	-	239	44	283

Recoveries of loans previously charged off:
New York and other states*	1	89	14	104
Florida	-	-	3	3
Total recoveries	1	89	17	107
Net loans charged off (recoveries)	(1)	150	27	176
Provision (recoveries) for loan losses	(61)	262	99	300
Balance at end of period	$4,195	39,471	837	44,503

	Three months ended June 30, 2017
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,810	38,581	657	44,048
Loans charged off:
New York and other states*	-	522	40	562
Florida	-	52	13	65
Total loan chargeoffs	-	574	53	627

Recoveries of loans previously charged off:
New York and other states*	-	188	3	191
Florida	-	-	-	-
Total recoveries	-	188	3	191
Net loans charged off	-	386	50	436
Provision (recoveries) for loan losses	(214)	676	88	550
Balance at end of period	$4,596	38,871	695	44,162

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Six months ended June 30, 2018
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,324	39,077	769	44,170
Loans charged off:
New York and other states*	-	370	112	482
Florida	-	-	6	6
Total loan chargeoffs	-	370	118	488

Recoveries of loans previously charged off:
New York and other states*	7	192	19	218
Florida	-	-	3	3
Total recoveries	7	192	22	221
Net loans charged off (recoveries)	(7)	178	96	267
Provision (recoveries) for loan losses	(136)	572	164	600
Balance at end of period	$4,195	39,471	837	44,503

	Six months ended June 30, 2017
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,929	38,231	730	43,890
Loans charged off:
New York and other states*	72	952	81	1,105
Florida	-	136	15	151
Total loan chargeoffs	72	1,088	96	1,256

Recoveries of loans previously charged off:
New York and other states*	8	357	13	378
Florida	-	-	-	-
Total recoveries	8	357	13	378
Net loans charged off	64	731	83	878
Provision (recoveries) for loan losses	(269)	1,371	48	1,150
Balance at end of period	$4,596	38,871	695	44,162

*	Includes New York, New Jersey, Vermont and Massachusetts.

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans. A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,195	39,471	837	44,503

Total ending allowance balance	$4,195	39,471	837	44,503
Loans:
Individually evaluated for impairment	$1,133	20,505	-	21,638
Collectively evaluated for impairment	189,771	3,520,437	9,309	3,719,517

Total ending loans balance	$190,904	3,540,942	9,309	3,741,155

	December 31, 2017
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,324	39,077	769	44,170

Total ending allowance balance	$4,324	39,077	769	44,170

Loans:
Individually evaluated for impairment	$2,248	22,032	-	24,280
Collectively evaluated for impairment	183,959	3,419,405	8,763	3,612,127

Total ending loans balance	$186,207	3,441,437	8,763	3,636,407

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at June 30, 2018 and December 31, 2017 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of June 30, 2018 and December 31, 2017:

New York and other states*:
	June 30, 2018
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Commercial:
Commercial real estate	$994	1,164	-	1,251
Other	139	139	-	113
Real estate mortgage - 1 to 4 family:
First mortgages	14,738	15,300	-	15,588
Home equity loans	255	275	-	263
Home equity lines of credit	2,705	2,946	-	2,687

Total	$18,831	19,824	-	19,903

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,466	2,572	-	2,620
Home equity loans	87	87	-	88
Home equity lines of credit	254	254	-	90

Total	$2,807	2,913	-	2,798

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Commercial:
Commercial real estate	$994	1,164	-	1,251
Other	139	139	-	113
Real estate mortgage - 1 to 4 family:
First mortgages	17,204	17,872	-	18,208
Home equity loans	342	362	-	351
Home equity lines of credit	2,959	3,200	-	2,777

Total	$21,638	22,737	-	22,700

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
New York and other states*:
	December 31, 2017
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Commercial:
Commercial real estate	$2,148	3,120	-	2,711
Other	100	100	-	87
Real estate mortgage - 1 to 4 family:
First mortgages	15,850	16,540	-	16,508
Home equity loans	270	291	-	263
Home equity lines of credit	2,606	2,847	-	2,193

Total	$20,974	22,898	-	21,762

Florida:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,707	2,813	-	2,335
Home equity loans	89	89	-	92
Home equity lines of credit	510	510	-	561

Total	$3,306	3,412	-	2,988

Total:

(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
Commercial:
Commercial real estate	$2,148	3,120	-	2,711
Other	100	100	-	87
Real estate mortgage - 1 to 4 family:
First mortgages	18,557	19,353	-	18,843
Home equity loans	359	380	-	355
Home equity lines of credit	3,116	3,357	-	2,754

Total	$24,280	26,310	-	24,750

*	Includes New York, New Jersey, Vermont and Massachusetts.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three and six months ended June 30, 2018 and 2017.

Index
As of June 30, 2018 and December 31, 2017 impaired loans included approximately $10.0 million and $11.8 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of June 30, 2018 and December 31, 2017, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 6/30/2018			Three months ended 6/30/2017
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	3	$747	747
Real estate mortgage - 1 to 4 family:
First mortgages	2	125	125	7	1,098	1,098
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	1	3	3

Total	2	$125	125	11	$1,848	1,848

Florida:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	4	387	387
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	4	$387	387

	Six months ended 6/30/2018			Six months ended 6/30/2017
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
(dollars in thousands)	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment	Number of Contracts	Outstanding Recorded Investment	Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	3	$747	747
Real estate mortgage - 1 to 4 family:
First mortgages	4	598	598	18	3,045	3,045
Home equity loans	-	-	-	1	13	13
Home equity lines of credit	2	208	208	5	161	161

Total	6	$806	806	27	$3,966	3,966

Florida:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	5	$467	467
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	1	70	70

Total	-	$-	-	6	$537	537

*	Includes New York, New Jersey, Vermont and Massachusetts.

The addition of these TDR’s did not have a significant impact on the allowance for loan losses.

Index
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

The following table presents, by class, TDR’s that defaulted during the three and six months ended June 30, 2018 and 2017 which had been modified within the last twelve months:

	Three months ended 6/30/2018		Three months ended 6/30/2017
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	$-
Home equity lines of credit	-	-	1	3

Total	-	$-	1	$3

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	1	$46

Total	-	$-	1	$46

	Six months ended 6/30/2018		Six months ended 6/30/2017
New York and other states*: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	$-
Home equity loans	-	-	-	-
Home equity lines of credit	1	3	1	3

Total	1	$3	1	$3

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Real estate mortgage - 1 to 4 family:
First mortgages	1	$72	1	$77
Home equity lines of credit	-	-	1	70

Total	1	$72	2	$147

*	Includes New York, New Jersey, Vermont and Massachusetts.

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

Index
As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2018
New York and other states*:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$148,652	6,098	154,750
Other	23,760	1,512	25,272

	$172,412	7,610	180,022

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$10,456	116	10,572
Other	310	-	310

	$10,766	116	10,882

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$159,108	6,214	165,322
Other	24,070	1,512	25,582

	$183,178	7,726	190,904

*	Includes New York, New Jersey and Massachusetts.

Index
	December 31, 2017
New York and other states*:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$140,806	8,562	149,368
Other	21,936	1,670	23,606

	$162,742	10,232	172,974

Florida:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$12,406	118	12,524
Other	709	-	709

	$13,115	118	13,233

Total:

(dollars in thousands)
	Pass	Classified	Total
Commercial:
Commercial real estate	$153,212	8,680	161,892
Other	22,645	1,670	24,315

	$175,857	10,350	186,207

*	Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $1.0 million and $2.2 million at June 30, 2018 and December 31, 2017, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of June 30, 2018 and December 31, 2017 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of June 30, 2018 and December 31, 2017 is presented in the non-accrual loans table.

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

The Company used the following methods and significant assumptions to estimate the fair value of assets and liabilities:

Securities Available for Sale: The fair value of securities available for sale is determined utilizing an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. This results in a Level 1 or Level 2 classification of the inputs for determining fair value. Interest and dividend income is recorded on the accrual method and is included in the Consolidated Statements of Income in the respective investment class under total interest and dividend income. The Company does not have any securities that would be designated as Level 3.

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$150,704	$-	$150,704	$-
State and political subdivisions	524	-	524	-
Corporate bonds	29,977	-	29,977	-
Mortgage backed securities and collateralized mortgage obligations	283,252	-	283,252	-
Small Business Administration – guaranteed participation securities	61,876	-	61,876	-
Other securities	685	-	685	-

Total securities available for sale	$527,018	$-	$527,018	$-

(dollars in thousands)	Fair Value Measurements at December 31, 2017 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$137,851	$-	$137,851	$-
State and political subdivisions	525	-	525	-
Mortgage backed securities and collateralized mortgage obligations	325,683	-	325,683	-
Corporate bonds	40,162	-	40,162	-
Small Business Administration - guaranteed participation securities	67,059	-	67,059	-
Other securities	685		685

Total securities available for sale	$571,965	$-	$571,965	$-

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2018 Using:

(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,569	$-	$-	$2,569	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)
Impaired loans:
Real estate mortgage - 1 to 4 family	454	-	-	454	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

	Fair Value Measurements at December 31, 2017 Using:

(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$3,246	$-	$-	$3,246	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)
Impaired loans:
Real estate mortgage - 1 to 4 family	844	-	-	844	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $2.6 million at June 30, 2018 and consisted of $730 thousand of commercial real estate and $1.8 million of residential real estate properties. Valuation charges of $30 thousand and $230 thousand are included in earnings for the three and six months ended June 30, 2018, respectively.

Of the total impaired loans of $21.6 million at June 30, 2018, $454 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2018. There were no gross charge offs related to commercial impaired loans for the three and six months ended June 30, 2018. Gross charge offs related to residential impaired loans included in the table above were $36 thousand for the six months ended June 30, 2018, there were no gross charge offs related to residential impaired loans for the three months ended June 30, 2018.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2018 and December 31, 2017 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at June 30, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$586,616	586,616	-	-	586,616
Securities available for sale	527,018	35	526,983	-	527,018
Held to maturity securities	24,730	-	25,303	-	25,303
Federal Reserve Bank and Federal Home Loan Bank stock	8,953	N/A	N/A	N/A	N/A
Net loans	3,696,652	-	-	3,650,308	3,650,308
Accrued interest receivable	11,329	284	2,495	8,550	11,329
Financial liabilities:
Demand deposits	404,564	404,564	-	-	404,564
Interest bearing deposits	3,850,706	2,695,492	1,143,088	-	3,838,580
Short-term borrowings	182,705	-	182,705	-	182,705
Accrued interest payable	695	74	621	-	695

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$612,740	612,740	-	-	612,740
Securities available for sale	571,965	35	571,930	-	571,965
Held to maturity securities	27,551	-	28,701	-	28,701
Federal Reserve Bank and Federal Home Loan Bank stock	8,779	N/A	N/A	N/A	N/A
Net loans	3,592,237	-	-	3,598,213	3,598,213
Accrued interest receivable	11,441	243	2,440	8,758	11,441
Financial liabilities:
Demand deposits	398,399	398,399	-	-	398,399
Interest bearing deposits	3,774,927	2,707,961	1,076,213	-	3,784,174
Short-term borrowings	242,991	-	242,991	-	242,991
Accrued interest payable	537	77	460	-	537

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 6/30/2018
(dollars in thousands)	Balance at 4/1/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2018	Balance at 6/30/2018

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(10,332)	(1,244)	-	(1,244)	(11,576)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	3,188	-	(62)	(62)	3,126
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	(1,346)	-	-	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(8,490)	(1,244)	(62)	(1,306)	(9,796)

	Three months ended 6/30/2017
(dollars in thousands)	Balance at 4/1/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2017	Balance at 6/30/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,055)	2,006	-	2,006	(4,049)
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	487	-	(31)	(31)	456

Accumulated other comprehensive income (loss), net of tax	$(5,568)	2,006	(31)	1,975	(3,593)

	Six months ended 6/30/2018
(dollars in thousands)	Balance at 1/1/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2018	Balance at 6/30/2018

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(5,030)	(6,546)	-	(6,546)	(11,576)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	3,224	-	(98)	(98)	3,126
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	(1,346)	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(1,806)	(6,546)	(1,444)	(6,644)	(9,796)

	Six months ended 6/30/2017
(dollars in thousands)	Balance at 1/1/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Six months ended 6/30/2017	Balance at 6/30/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,762)	2,713	-	2,713	(4,049)
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	511	-	(55)	(55)	456

Accumulated other comprehensive income (loss), net of tax	$(6,251)	2,713	(55)	2,658	(3,593)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	Affected Line Item in Statements

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$106	73	$178	136	Salaries and employee benefits
Amortization of prior service cost	(22)	(22)	(45)	(45)	Salaries and employee benefits
Income tax effect	(22)	(20)	(35)	(36)	Income taxes
Net of tax	62	31	98	55

Total reclassifications, net of tax	$62	31	$98	55

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of Non-Interest Income for the three months and six months ended June 30, 2018 and 2017. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Non-interest income
Service Charges on Deposits
Overdraft fees	$823	$876	$1,650	$1,735
Other	96	153	210	232
Interchange Income	1,170	1,253	2,476	2,519
Wealth management fees	1,596	1,425	3,411	3,283
Other (a)	810	797	1,427	1,462

Total non-interest income	$4,495	$4,504	$9,174	$9,231

(a)	Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted in accordance with ASC 606 as follows:

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

Index
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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” which amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU was adopted on January 1, 2018, and does not significantly impact the Company’s consolidated financial statements. The Company has amended disclosures to comply with the exit price notion as required under the ASU for the period ended June 30, 2018.

Index
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

In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses” which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019. The ASU represents a significant departure from current GAAP and the Company is evaluating the impact of the ASU on its consolidated financial statements, which includes developing a roadmap for implementation of the new standard. The Company has formed a committee which is performing implementation planning and evaluating the impact of the ASU on its consolidated financial statements.

Index

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Trustco Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of Trustco Bank Corp NY (the “Company”) as of June 30, 2018, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

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

/s/ Crowe LLP

New York, New York
August 8, 2018

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

•
the effects of and changes in, trade, tariffs, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;

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

Index
Following this discussion are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three-month and six-month month periods ended June 30, 2018 and 2017.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and six-month month periods ended June 30, 2018, with comparisons to the corresponding period in 2017, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2017 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 1, 2018, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

During the second quarter of 2018 financial markets were influenced by both underlying economic conditions and by political developments.  US equity markets were generally favorable and showed increased volatility during the quarter.  For the full second quarter, the S&P 500 Index was up 2.9% and the Dow Jones Industrial Average was up 0.7%.  Credit markets continue to be driven by worldwide economic news and demand shifts between segments of the bond market as investors seek to capture yield.  The shape of the yield curve continued to flatten during the quarter.  The 10-year Treasury bond averaged 2.92% during Q2 compared to 2.75% in Q1, an increase of 17 basis points.  The 2-year Treasury bond average rate increased 32 basis points to 2.47%, resulting in flattening of the curve.  The spread between the 10-year and the 2-year Treasury bonds contracted from 0.60% on average in Q1 to 0.44% in Q2.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range was increased by 25 basis points on June 13, 2018 to a range of 1.75% to 2.00%.  Spreads of most asset classes, including agency securities, corporates, municipals and mortgage-backed securities, were down by the end of the quarter as compared to the levels seen a year earlier.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of additional actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q2/17	Beg of Q2	0.76	1.27	1.93	2.40	1.13
	Peak	1.04	1.38	1.94	2.42	1.11
	Trough	0.79	1.18	1.71	2.14	0.78
	End of Q2	1.03	1.38	1.89	2.31	0.93
	Average in Q2	0.91	1.30	1.81	2.26	0.96

Q3/17	Beg of Q3	1.03	1.38	1.89	2.31	0.93
	Peak	1.18	1.47	1.95	2.39	1.00
	Trough	0.98	1.27	1.63	2.05	0.77
	End of Q3	1.06	1.47	1.92	2.33	0.86
	Average in Q3	1.05	1.36	1.81	2.24	0.88

Q4/17	Beg of Q4	1.06	1.47	1.92	2.33	0.86
	Peak	1.47	1.92	2.26	2.49	0.86
	Trough	1.01	1.47	1.91	2.28	0.51
	End of Q4	1.39	1.89	2.20	2.40	0.51
	Average in Q4	1.23	1.70	2.07	2.37	0.68

Q1/18	Beg of Q1	1.39	1.89	2.20	2.40	0.51
	Peak	1.81	2.34	2.69	2.94	0.78
	Trough	1.39	1.89	2.20	2.40	0.47
	End of Q1	1.73	2.27	2.56	2.74	0.47
	Average in Q1	1.58	2.15	2.53	2.75	0.60

Q2/18	Beg of Q2	1.73	2.27	2.56	2.74	0.47
	Peak	1.95	2.59	2.94	3.11	0.54
	Trough	1.71	2.25	2.55	2.73	0.31
	End of Q2	1.93	2.52	2.73	2.85	0.33
	Average in Q2	1.87	2.47	2.76	2.92	0.44

The United States economy continues to show some modest improvements in some areas. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007-2008, is gradually being unwound based on general guidance released by the Fed in late 2017.  Economic activity in Europe, China and elsewhere has also improved in some aspects, but remains mixed.  Current tensions regarding trade and tariffs have significantly heightened uncertainty.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and have fundamentally changed the way banks conduct business.  The current presidential administration has set policy initiatives that include attempts to reduce the regulatory burden; the timing and extent of any success on that front is yet to be determined although some positive steps have been taken.  The tax rate reductions in late 2017 contributed to the net income increase in the second quarter of 2018 relative to the prior year.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.   While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at June 30, 2018, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $15.4 million, or $0.160 of diluted earnings per share, for the three months ended June 30, 2018, compared to net income of $12.2 million, or $0.127 of diluted earnings per share, in the same period in 2017.  Return on average assets was 1.26% and 1.00, respectively, for the three-months ended June 30, 2018 and 2017.  Return on average equity was 13.26% and 11.05%, respectively, for the three-months ended June 30, 2018 and 2017.

The primary factors accounting for the change in net income for the three months ended June 30, 2018 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $24.6 million to $4.83 billion for the second quarter of 2018 compared to the same period in 2017.

•
An increase in taxable equivalent net interest margin for the second quarter of 2018 to 3.32% from 3.21% in the prior year period.  The increase in the margin, coupled with the increase in average earning assets, resulted in an increase of $1.6 million in taxable equivalent net interest income in the second quarter of 2018 compared to the second quarter of 2017.

•	An increase of $1.2 million in salaries and employee benefits for the second quarter of 2018 compared to the second quarter of 2017.

•	An increase of $365 thousand in equipment expense for the second quarter of 2018 compared to the second quarter of 2017.

•	An increase of $325 thousand in outsourced services expense for the second quarter of 2018 compared to the second quarter of 2017.

•	A decrease of $498 thousand in FDIC and other insurance for the second quarter of 2018 compared to the second quarter of 2017.

•	A decrease of $2.5 million in income taxes in the second quarter of 2018 compared to the prior year due primarily to the change in the statutory federal tax rate enacted in December 2017.

Index
TrustCo recorded net income of $30.2 million, or $0.313 of diluted earnings per share, for the six-months ended June 30, 2018, compared to net income of $23.2 million, or $0.241 of diluted earnings per share, in the same period in 2017.  Return on average assets was 1.24% and 0.96%, respectively, for the six-months ended June 30, 2018 and 2017.  Return on average equity was 13.17% and 10.62%, respectively, for the six-months ended June 30, 2018 and 2017.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, by the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2017 is a description of the effect interest rates had on the results for the year 2017 compared to 2016.  Many of the same market factors discussed in the 2017 Annual Report continued to have a significant impact on results through the second quarter of 2018.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to implement national economic policy is the Federal Funds rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008. That target range remained in place through most of 2015. The FRB has increased the target range several times since December of 2015, with the target range now at 1.75% to 2.00%.  The most recent increase was on June 13, 2018 so only a small portion of the impact was reflected in the second quarter results.  Additional increases in 2018 and beyond will largely be dependent on the strength of economic conditions.  In the June 13 statement from the Federal Open Market Committee, it was noted that, “In determining the timing and size of future adjustments to the target range for the federal funds rate, the Committee will assess realized and expected economic conditions relative to its maximum employment objective and its symmetric 2 percent inflation objective. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments.”

Index
Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 13 basis points higher in the second quarter of 2018 relative to the prior year period.  Rates were flat or lower on interest bearing checking accounts and savings accounts but higher on money market accounts and time deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans. The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  In recent periods this includes the partial reinvestment of principal payments received on its holdings of agency securities, agency mortgage-backed securities and Treasury securities. The FRB previously stated its intent to unwind these positions, which could put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10-year Treasury yield was up 17 basis points, on average, during the second quarter of 2018 compared to the first quarter of 2018 and was up 66 basis points as compared to the second quarter of 2017.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  As a portfolio lender, TrustCo does not sell loans into the secondary market in the normal course of business and is able to establish rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above, although that effort is now being gradually unwound.  Very low interest rates in many markets around the world have also increased demand for US fixed income assets and contributed to the decline of yields on these assets in recent years until the Fed’s program to raise the Federal Funds target rate finally began to boost market yields over the last two years.

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate. Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value. Generally, as interest rates increase the fair value of these securities will decrease.

Index
Interest rates generally remained below historic norms on both short term and longer term investments during the second quarter of 2018 despite the increases seen during the quarter.

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

For the second quarter of 2018, the net interest margin was 3.32%, up 11 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $94.2 million while the average yield increased 75 basis points in the second quarter of 2018 compared to the same period in 2017.  The decrease in the average balance helped to fund increases in loans.

•
The average balance of securities available for sale decreased by $91.7 million while the average yield increased 19 basis points to 2.15%.  The average balance of held to maturity securities decreased by $16.8 million and the average yield decreased 42 basis points to 3.85% for the second quarter of 2018 compared to the same period in 2017, with the decrease in both average balance and yield due to the maturity of corporate bond.

•	The average loan portfolio grew by $228.1 million to $3.70 billion and the average yield declined one basis point to 4.22% in the second quarter of 2018 compared to the same period in 2017.

•
The average balance of interest bearing liabilities (primarily deposit accounts) decreased $21.0 million and the average rate paid increased 12 basis points to 0.47% in the second quarter of 2018 compared to the same period in 2017.

Index
During the second quarter of 2018, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.81 billion in the second quarter of 2017 to $4.83 billion in the same period of 2018 with an average yield of 3.72% in the second quarter of 2018 and 3.50% in the second quarter of 2017.  The shift in the mix of assets towards a higher proportion of loans and the increase in yield on cash drove the overall yield increase.  Interest income on average earning assets increased from $42.1 million in the second quarter of 2017 to $44.8 million in the second quarter of 2018, on a tax equivalent basis. The increase was the result of higher volume and yield.

Loans
The average balance of loans was $3.70 billion in the second quarter of 2018 and $3.47 billion in the comparable period in 2017.  The yield on loans was down one basis point to 4.22%.  The higher average balances led to an increase in interest income on loans from $36.7 million in the second quarter of 2017 to $39.0 million in the second quarter of 2018.

Compared to the second quarter of 2017, the average balance of residential mortgage loans, commercial loans and installment loans increased while home equity lines of credit decreased.  The average balance of residential mortgage loans was $3.21 billion in 2018 compared to $2.96 billion in 2017, an increase of 8.3%.  The average yield on residential mortgage loans decreased by 7 basis points to 4.11% in the second quarter of 2018 compared to 2017.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $3.8 million to an average balance of $187.2 million in the second quarter of 2018 compared to the same period in the prior year.  The average yield on this portfolio was down 2 basis points to 5.22% compared to the prior year period.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

Index
The average yield on home equity credit lines increased 71 basis points to 4.61% during the second quarter of 2018 compared to the year earlier period.  The increase in yield is the result of prime rate increases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 7.0% to $298.5 million in the second quarter of 2018 as compared to the prior year.  With the rising rate environment, some customers with home equity lines have refinanced their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2018 was $550.7 million compared to $642.4 million for the comparable period in 2017.  The balance reflects routine paydowns, calls and maturities, offset by new investment purchases.  The average yield was 2.15% for the second quarter of 2018 compared to 1.96% for the second quarter of 2017.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $17.6 million as of June 30, 2018 compared to a net unrealized loss of $8.9 million as of December 31, 2017.  The unrealized loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $25.4 million for the second quarter of 2018 compared to $42.2 million in the second quarter of 2017.  The decrease in balances reflects routine paydowns, calls and a corporate bond maturity.  No new securities were added to this portfolio during the period.  The average yield was 3.85% for the second quarter of 2018 compared to 4.27% for the year earlier period.  The lower yield reflects the maturity of a corporate bond.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2018, this portfolio consisted solely of agency issued mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2018 second quarter average balance of Federal Funds sold and other short-term investments was $549.4 million, a $94.2 million decrease from the $643.6 million average for the same period in 2017.  The yield was 1.82% for the second quarter of 2018 and 1.07% for the comparable period in 2017.  Interest income from this portfolio increased $740 thousand from $1.7 million in 2017 to $2.5 million in 2018, reflecting the target rate increases, partly offset by the decrease in average balances.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $15.9 million to $3.83 billion for the second quarter of 2018 versus the second quarter in the prior year, and the average rate paid increased from 0.34% for 2017 to 0.47% for 2018.  Total interest expense on these deposits increased $1.2 million to $4.4 million in the second quarter of 2018 compared to the year earlier period.  From the second quarter of 2017 to the second quarter of 2018, interest bearing demand account average balances were up 6.7%, certificates of deposit average balances were up 3.0%, non-interest demand average balances were up 4.2%, average savings balances decreased 2.0% and money market balances were down 8.3%.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (FHLBNY) and is an eligible borrower at the Federal Reserve Bank of New York (FRBNY) and has the ability to borrow utilizing securities and/or loans as collateral at either.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

At June 30, 2018, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$946,858
1 to 2 years	153,147
2 to 3 years	47,395
3 to 4 years	1,968
4 to 5 years	5,603
Over 5 years	243
$1,155,214

Average short-term borrowings for the quarter were $189.6 million in 2018 compared to $226.5 million in 2017.  The average rate decreased during this time period from 0.62% in 2017 to 0.61% in 2018.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Index
Net Interest Income
Taxable equivalent net interest income increased by $1.6 million to $40.1 million in the second quarter of 2018 compared to the same period in 2017.  The net interest spread was up 9 basis points to 3.24% in the second quarter of 2018 compared to the same period in 2017. As previously noted, the net interest margin was up 11 basis points to 3.32% for the second quarter of 2018 compared to the same period in 2017.
Taxable equivalent net interest income increased by $3.5 million to $79.4 million in the first six-months of 2018 compared to the same period in 2017.  The net interest spread was up 12 basis points to 3.23% in the first six-months of 2018 compared to the same period in 2017. As previously noted, the net interest margin was up 13 basis points to 3.30% for the first six-months of 2018 compared to the same period in 2017.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2018:

Nonperforming loans and foreclosed real estate: Total NPLs were $24.2 million at June 30, 2018, compared to $24.4 million at December 31, 2017 and $24.5 million at June 30, 2017.  There were $24.1 million of non-accrual loans at June 30, 2018 compared to $24.3 million at December 31, 2017 and $24.5 million at June 30, 2017.  There were no loans at June 30, 2018 and 2017 and December 31, 2017 that were past due 90 days or more and still accruing interest.

At June 30, 2018, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $24.2 million at June 30, 2018, $23.4 million were residential real estate loans, $767 thousand were commercial loans and mortgages and $6 thousand were installment loans, compared to $22.7 million, $1.5 million and $57 thousand, respectively at December 31, 2017.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net chargeoffs were $150 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2018 compared to $386 thousand for the second quarter of 2017.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its deposit franchise area.  At June 30, 2018, 76.4% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 23.6% were in Florida.  Those figures compare to 76.9% and 23.1%, respectively at December 31, 2017.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession, however conditions in Florida have improved more than in New York in recent periods.  As a percentage of the total nonperforming loans as of June 30, 2018, 8.9% were to Florida borrowers, compared to 91.1% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2018, New York and surrounding areas experienced net chargeoffs of approximately $176 thousand, compared to no net chargeoffs in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2018, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $1.1 million of commercial mortgages and commercial loans classified as impaired as of June 30, 2018 compared to $2.2 million at December 31, 2017.  There were $20.5 million of impaired residential loans at June 30, 2018 and $22.0 million at December 31, 2017.  The average balances of all impaired loans were $22.7 million for the six months of 2018 and $24.8 million for the full year 2017.

As of June 30, 2018 and December 31, 2017, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At June 30, 2018 there was $2.6 million of foreclosed real estate compared to $3.6 million at December 31, 2017.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Index
(dollars in thousands)	As of June 30, 2018		As of December 31, 2017
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,035	4.74%	$4,205	4.85%
Real estate - construction	402	0.90%	379	0.85%
Real estate mortgage - 1 to 4 family	33,368	86.20%	33,622	85.56%
Home equity lines of credit	5,861	7.91%	5,195	8.50%
Installment Loans	837	0.25%	769	0.24%
	$44,503	100.00%	$44,170	100.00%

At June 30, 2018, the allowance for loan losses was $44.5 million, compared to $44.2 million at June 30, 2017 and $44.2 million at December 31, 2017.  The allowance represents 1.19% of the loan portfolio as of June 30, 2018 compared to 1.26% at June 30, 2017 and 1.21% at December 31, 2017.

The provision for loan losses was $300 thousand for the quarter ended June 30, 2018 and $550 thousand for the quarter ended June 30, 2017.  Net chargeoffs for the three-month period ended June 30, 2018 were $176 thousand and were $436 thousand for the prior year period.

During the second quarter of 2018, there were no commercial loan gross chargeoffs, $239 thousand of gross residential mortgage and $44 thousand of consumer loan chargeoffs compared with $1 thousand of gross commercial loan recoveries, $89 thousand of residential mortgage and $17 thousand of consumer loan recoveries.  During the second quarter of 2017, there were no commercial loan gross chargeoffs, $574 thousand of gross residential mortgage and $53 thousand of consumer loan chargeoffs, compared with no gross commercial loan recoveries and $188 thousand of residential mortgage and $3 thousand of consumer loan recoveries.

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

Using this model, the fair value of capital projections as of June 30, 2018 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2018. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of June 30, 2018	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.46%
+300 BP	20.82
+200 BP	22.14
+100 BP	23.41
Current rates	24.33
-100 BP	23.38

Noninterest Income
Total noninterest income for both the second quarter of 2018 and 2017 was $4.5 million.  Financial services income was up $171 thousand to $1.6 million in the second quarter of 2018 as compared to the year-ago period.  Fees for services to customers were down $120 thousand over the same period.   The fair value of assets under management was $882 million at June 30, 2018 and $890 million as of December 31, 2017 and $845 million at June 30, 2017.

For the six months through June 30, 2017 total noninterest income was $9.2 million, down $57 thousand compared to the prior year period.

Index
Noninterest Expenses
Total noninterest expenses were $24.1 million for the three-months ended June 30, 2018, compared to $22.9 million for the three-months ended June 30, 2017.  Significant changes included an increase of $1.2 million in salaries and employee benefits, partly offset by a $498 thousand decrease in FDIC and other insurance.  Full time equivalent headcount increased from 813 as of June 30, 2017 to 829 as of June 30, 2018.

Total noninterest expenses were $48.3 million for the six-months ended June 30, 2018, compared to $46.9 million for the six-months ended June 30, 2017.  Significant changes included an increase of $1.4 million in salaries and employee benefits, increases of $750 thousand and $560 thousand, respectively, in outsourced services and equipment expense, partly offset by decreases of $647 thousand in professional services and $522 thousand in FDIC and other insurance.

Income Taxes
In the second quarter of 2018, TrustCo recognized income tax expense of $4.8 million compared to $7.3 million for the second quarter of 2017.  The effective tax rates were 23.8% and 37.5% for the second quarters of 2018 and 2017, respectively.  The lower tax rate was the result of the federal tax legislation enacted in late 2017.  For the first six-months, income taxes were $9.5 million in 2018, as compared to $13.9 million in 2017.

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

Total shareholders’ equity at June 30, 2018 was $470.8 million compared to $447.4 million at June 30, 2017. TrustCo declared a dividend of $0.065625 per share in the second quarter of 2018.  This results in a dividend payout ratio of 41.08% based on second quarter 2018 earnings of $15.4 million.

Index
The Bank and the Company reported the following capital ratios as of June 30, 2018 and December 31, 2017:

(Bank Only)

	As of June 30, 2018		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage capital	$465,268	9.455%	5.000%	4.000%
Common equity tier 1 capital	465,268	17.820	6.500	6.380
Tier 1 risk-based capital	465,268	17.820	8.000	7.880
Total risk-based capital	498,049	19.080	10.000	9.880

	As of December 31, 2017		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$444,931	9.152%	5.000%	4.000%
Common equity tier 1 capital	444,931	17.460	6.500	5.750
Tier 1 risk-based capital	444,931	17.460	8.000	7.250
Total risk-based capital	476,942	18.720	10.000	9.250

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent
(3)	The December 31, 2017 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.25 percent

(Consolidated)			Minimum for Capital Adequacy plus
	As of June 30, 2018		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer

Tier 1 leverage capital	$480,058	9.752%	4.000%
Common equity tier 1 capital	480,058	18.380	6.380
Tier 1 risk-based capital	480,058	18.380	7.880
Total risk-based capital	512,853	19.640	9.880

			Minimum for Capital Adequacy plus
	As of December 31, 2017		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer

Tier 1 leverage capital	$459,561	9.449%	4.000%
Common equity tier 1 capital	459,561	18.020	5.750
Tier 1 risk-based capital	459,561	18.020	7.250
Total risk-based capital	491,590	19.280	9.250

In addition, at June 30, 2018, the consolidated equity to total assets ratio was 9.53%, compared to 9.34% at December 31, 2017 and 9.09% at June 30, 2017.

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

As of June 30, 2018, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current and also fully phased-in capital conservation buffer is taken into account.

Index
Under the OCC’s “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At June 30, 2018 and 2017, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 41.08% of net income for the second quarter of 2018 and 51.48% of net income for the second quarter of 2017. The per-share dividend paid in both the second quarters of 2017 and 2018 was $0.065625. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 11,700 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized (loss) gain, net of tax, in the available for sale portfolio of ($1.3) million in 2018 and $(3.6) million in 2017.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended June 30, 2018			Three months ended June 30, 2017

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$154,862	787	2.03%	$153,552	607	1.58%	$180	5	175
Mortgage backed securities and collateralized mortgage obligations-residential	300,706	1,675	2.23%	359,085	1,944	2.17%	(269)	(607)	338
State and political subdivisions	515	10	7.81%	816	16	7.84%	(6)	(6)	-
Corporate bonds	27,780	150	2.16%	42,699	154	1.44%	(4)	(254)	250
Small Business Administration-guaranteed participation securities	64,886	333	2.05%	75,561	394	2.09%	(61)	(54)	(7)
Mortgage backed securities and collateralized mortgage obligations-commercial	1,285	(5)	(1.51)%	10,003	21	0.84%	(26)	(6)	(20)
Other	685	4	2.34%	685	4	2.34%	-	-	-

Total securities available for sale	550,719	2,954	2.15%	642,401	3,140	1.96%	(186)	(922)	737

Federal funds sold and other short-term Investments	549,378	2,467	1.82%	643,557	1,727	1.07%	740	(1,542)	2,282

Held to maturity securities:
Corporate bonds	-	-	-%	9,996	154	6.16%	(154)	(77)	(77)
Mortgage backed securities and collateralized mortgage obligations-residential	25,381	244	3.85%	32,188	296	3.68%	(52)	(131)	79

Total held to maturity securities	25,381	244	3.85%	42,184	450	4.27%	(206)	(208)	2

Federal Reserve Bank and Federal Home Loan Bank stock	8,943	198	8.86%	9,709	134	5.52%	64	(67)	132

Commercial loans	187,157	2,444	5.22%	183,382	2,401	5.24%	43	81	(38)
Residential mortgage loans	3,205,035	32,914	4.11%	2,958,994	30,943	4.18%	1,971	5,280	(3,309)
Home equity lines of credit	298,489	3,391	4.61%	320,872	3,131	3.90%	260	(1,188)	1,448
Installment loans	8,669	213	9.98%	8,029	194	9.66%	19	13	6

Loans, net of unearned income	3,699,350	38,962	4.22%	3,471,277	36,669	4.23%	2,293	4,187	(1,894)

Total interest earning assets	4,833,771	44,825	3.72%	4,809,128	42,120	3.50%	2,705	1,446	1,258

Allowance for loan losses	(44,551)			(44,429)
Cash & non-interest earning assets	124,099			130,998

Total assets	$4,913,319			$4,895,697

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$906,641	112	0.05%	$849,965	134	0.06%	(22)	49	(71)
Money market accounts	529,421	452	0.35%	577,464	468	0.32%	(16)	(149)	133
Savings	1,260,656	420	0.14%	1,286,282	435	0.14%	(15)	(15)	(0)
Time deposits	1,135,630	3,439	1.23%	1,102,777	2,181	0.79%	1,258	64	1,194

Total interest bearing deposits	3,832,348	4,423	0.47%	3,816,488	3,218	0.34%	1,205	(50)	1,256
Short-term borrowings	189,611	283	0.61%	226,455	349	0.62%	(66)	(59)	(7)

Total interest bearing liabilities	4,021,959	4,706	0.47%	4,042,943	3,567	0.35%	1,139	(110)	1,249

Demand deposits	396,783			380,611
Other liabilities	28,653			28,026
Shareholders' equity	465,924			444,117

Total liabilities and shareholders' equity	$4,913,319			$4,895,697

Net interest income , tax equivalent		40,119			38,553		$1,566	1,556	10

Net interest spread			3.24%			3.15%

Net interest margin (net interest income
to total interest earning assets)			3.32%			3.21%

Tax equivalent adjustment		(10)			(12)

Net interest income		40,109			38,541

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($6.5) million in 2018 and  ($4.8) million in 2017.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense  due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended June 30, 2018			Six months ended June 30, 2017

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$155,723	1,537	1.97%	$148,054	1,202	1.62%	$335	65	270
Mortgage backed securities and collateralized mortgage obligations-residential	307,194	3,438	2.24%	363,496	3,902	2.15%	(464)	(885)	421
State and political subdivisions	515	20	9.37%	844	35	8.29%	(15)	(25)	10
Corporate bonds	30,523	283	1.85%	42,143	305	1.45%	(22)	(181)	159
Small Business Administration-guaranteed participation securities	65,990	685	2.08%	77,068	809	2.10%	(124)	(115)	(9)
Mortgage backed securities and collateralized mortgage obligations-commercial	5,507	37	1.34%	10,046	44	0.88%	(7)	(46)	39
Other	685	9	2.27%	685	8	2.34%	1	-	1

Total securities available for sale	566,137	6,009	2.12%	642,336	6,305	1.96%	(296)	(1,184)	888

Federal funds sold and other
short-term Investments	539,219	4,484	1.68%	642,348	2,973	0.93%	1,511	(1,347)	2,858

Held to maturity securities:
Corporate bonds	-	-	-%	9,994	308	6.16%	(308)	(154)	(154)
Mortgage backed securities and collateralized mortgage obligations-residential	26,086	504	3.86%	33,240	612	3.68%	(108)	(186)	78

Total held to maturity securities	26,086	504	3.86%	43,234	920	4.26%	(416)	(340)	(76)

Federal Reserve Bank and Federal Home Loan Bank stock	8,861	275	6.21%	9,645	268	5.56%	7	(48)	55

Commercial loans	186,405	4,858	6.25%	185,474	4,830	5.21%	28	1	27
Residential mortgage loans	3,177,041	65,172	4.11%	2,935,620	61,310	4.18%	3,862	6,566	(2,704)
Home equity lines of credit	302,368	6,601	4.40%	325,579	6,216	3.82%	385	(1,087)	1,472
Installment loans	8,518	418	9.88%	8,128	363	8.93%	55	17	38

Loans, net of unearned income	3,674,332	77,049	4.20%	3,454,801	72,719	4.21%	4,330	5,497	(1,167)

Total interest earning assets	4,814,635	88,321	3.68%	4,792,364	83,185	3.47%	5,135	2,577	2,558

Allowance for loan losses	(44,472)			(44,333)
Cash & non-interest earning assets	124,483			130,575

Total assets	$4,894,646			$4,878,606

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$892,288	218	0.05%	$829,615	258	0.06%	(40)	47	(87)
Money market accounts	538,230	891	0.33%	578,728	934	0.32%	(43)	(114)	71
Savings	1,260,509	839	0.13%	1,280,552	865	0.14%	(26)	(19)	(7)
Time deposits	1,108,413	6,299	1.15%	1,118,274	4,464	0.80%	1,835	(118)	1,953

Total interest bearing deposits	3,799,440	8,247	0.44%	3,807,169	6,521	0.34%	1,726	(204)	1,930
Short-term borrowings	211,874	641	0.61%	228,078	698	0.61%	(57)	(57)	-

Total interest bearing liabilities	4,011,314	8,888	0.45%	4,035,247	7,219	0.36%	1,669	(261)	1,930

Demand deposits	391,702			375,610
Other liabilities	28,891			27,408
Shareholders' equity	462,739			440,341

Total liabilities and shareholders' equity	$4,894,646			$4,878,606

Net interest income , tax equivalent		79,433			75,966		$3,466	2,838.13	628

Net interest spread			3.23%			3.11%

Net interest margin (net interest income
to total interest earning assets)			3.30%			3.17%

Tax equivalent adjustment		(7)			(25)

Net interest income		79,426			75,941

Index

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2017, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month month periods ended June 30, 2018 and 2017, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2018, the Company had an average balance of Federal Funds sold and other short-term investments of $549.4 million compared to $643.6 million in the second quarter of 2017.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: /s/ Robert J. McCormick
Robert J. McCormick
President and Chief Executive Officer

By: /s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President
and Chief Financial Officer

Date: August 8, 2018

Index
Exhibits Index

Reg S-K Exhibit No.	Description

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document