Form 10-Q
period 2018-09-30
TRUSTCO BANK CORP N Y
filed 2018-11-02
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission File Number 0‑10592
September 30, 2018

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(518) 377‑3311

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

Index

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).     ☐ Yes     ☒ No

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Number of Shares Outstanding
Common Stock	as of October 31, 2018
$1 Par Value	96,658,592

Index
TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Interest and dividend income:
Interest and fees on loans	$40,073	37,513	117,120	110,219
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	787	465	2,324	1,667
State and political subdivisions	7	6	20	29
Mortgage-backed securities and collateralized mortgage obligations-residential	1,601	1,815	5,039	5,717
Corporate bonds	202	153	485	458
Small Business Administration-guaranteed participation securities	325	380	1,010	1,189
Mortgage-backed securities and collateralized mortgage obligations-commercial	-	22	37	66
Other securities	4	4	13	12
Total interest and dividends on securities available for sale	2,926	2,845	8,928	9,138

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	232	276	736	888
Corporate bonds	-	102	-	410
Total interest on held to maturity securities	232	378	736	1,298

Federal Reserve Bank and Federal Home Loan Bank stock	82	125	357	393
Interest on federal funds sold and other short-term investments	2,425	1,927	6,909	4,900
Total interest income	45,738	42,788	134,050	125,948

Interest expense:
Interest on deposits:
Interest-bearing checking	113	113	331	371
Savings	417	435	1,256	1,300
Money market deposit accounts	544	469	1,435	1,403
Time deposits	3,864	2,247	10,163	6,711
Interest on short-term borrowings	277	345	918	1,043
Total interest expense	5,215	3,609	14,103	10,828

Net interest income	40,523	39,179	119,947	115,120
Provision for loan losses	300	550	900	1,700
Net interest income after provision for loan losses	40,223	38,629	119,047	113,420

Noninterest income:
Trustco financial services income	1,516	1,844	4,927	5,127
Fees for services to customers	2,693	2,767	8,015	8,201
Other	246	243	687	757
Total noninterest income	4,455	4,854	13,629	14,085

Noninterest expenses:
Salaries and employee benefits	10,761	10,360	31,924	30,129
Net occupancy expense	3,997	4,027	12,413	12,403
Equipment expense	1,783	1,669	5,327	4,653
Professional services	1,578	1,679	4,822	5,570
Outsourced services	1,875	1,650	5,625	4,650
Advertising expense	844	699	2,144	2,019
FDIC and other insurance	682	1,018	2,219	3,077
Other real estate expense (income), net	528	275	1,194	770
Other	2,496	2,149	7,126	7,187
Total noninterest expenses	24,544	23,526	72,794	70,458

Income before taxes	20,134	19,957	59,882	57,047
Income taxes	4,935	7,361	14,470	21,264

Net income	$15,199	12,596	45,412	35,783

Net income per share:
- Basic	$0.157	0.131	0.471	0.373

- Diluted	$0.157	0.131	0.470	0.372

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$15,199	12,596	45,412	35,783

Net unrealized holding (loss) gain on securities available for sale	(4,079)	938	(12,908)	5,460
Tax effect	1,069	(376)	3,352	(2,185)

Net unrealized (loss) gain on securities available for sale, net of tax	(3,010)	562	(9,556)	3,275

Amortization of net actuarial gain	(189)	(72)	(367)	(208)
Amortization of prior service cost	(73)	23	(28)	68
Tax effect	68	20	103	56
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(194)	(29)	(292)	(84)

Other comprehensive (loss) income, net of tax	(3,204)	533	(9,848)	3,191

Comprehensive income	$11,995	13,129	35,564	38,974

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS:

Cash and due from banks	$42,195	44,125

Federal funds sold and other short term investments	423,254	568,615
Total cash and cash equivalents	465,449	612,740

Securities available for sale	507,882	571,965

Held to maturity securities (fair value 2018 $23,849; 2017 $28,701)	23,462	27,551

Federal Reserve Bank and Federal Home Loan Bank stock	8,953	8,779

Loans, net of deferred net costs	3,825,916	3,636,407
Less:
Allowance for loan losses	44,736	44,170
Net loans	3,781,180	3,592,237

Bank premises and equipment, net	35,214	35,157
Other assets	63,211	59,579

Total assets	$4,885,351	4,908,008

LIABILITIES:
Deposits:
Demand	$403,047	398,399
Interest-bearing checking	918,486	891,052
Savings accounts	1,221,127	1,260,447
Money market deposit accounts	501,270	556,462
Time deposits	1,155,994	1,066,966
Total deposits	4,199,924	4,173,326

Short-term borrowings	176,377	242,991
Accrued expenses and other liabilities	31,932	33,383

Total liabilities	$4,408,233	4,449,700

SHAREHOLDERS’ EQUITY:
Capital stock: $1 par value; 150,000,000 shares authorized, 100,175,032 and 99,998,482 shares issued at September 30, 2018 and December 31, 2017, respectively	100,175	99,998
Surplus	176,764	175,651
Undivided profits	246,965	219,436
Accumulated other comprehensive loss, net of tax	(13,000)	(1,806)
Treasury stock at cost: 3,589,102 and 3,709,171 shares at September 30, 2018 and December 31, 2017, respectively	(33,786)	(34,971)

Total shareholders’ equity	477,118	458,308

Total liabilities and shareholders’ equity	$4,885,351	4,908,008

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2017	$99,214	171,425	201,517	(6,251)	(33,219)	432,686
Net income	-	-	35,783	-	-	35,783
Other comprehensive income, net of tax	-	-	-	3,191	-	3,191
Cash dividend declared, $.1969 per share	-	-	(18,899)	-	-	(18,899)
Stock options exercised (347,500 shares)	348	1,510	-	-	-	1,858
Purchase of treasury stock (251,646 shares)	-	-	-	-	(1,683)	(1,683)
Sale of treasury stock (231,571 shares)	-	(337)	-	-	2,215	1,878
Stock based compensation expense	-	114	-	-	-	114

Ending balance, September 30, 2017	$99,562	172,712	218,401	(3,060)	(32,687)	454,928

Beginning balance, January 1, 2018	$99,998	175,651	219,436	(1,806)	(34,971)	458,308
Net income	-	-	45,412	-	-	45,412
Tax Cuts and Jobs Act of 2017,
Reclassification from AOCI to Retained
Earnings, Tax Effect	-	-	1,346	(1,346)	-	-
Other comprehensive loss, net of tax	-	-	-	(9,848)	-	(9,848)
Cash dividend declared, $0.1994 per share	-	-	(19,229)	-	-	(19,229)
Stock options exercised (176,550 shares)	177	1,082	-	-	-	1,259
Purchase of treasury stock (81,940 shares)	-	-	-	-	(718)	(718)
Sale of treasury stock (202,009 shares)	-	(121)	-	-	1,903	1,782
Stock based compensation expense	-	152	-	-	-	152

Ending balance, September 30, 2018	$100,175	176,764	246,965	(13,000)	(33,786)	477,118

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$45,412	35,783

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	2,671	2,857
Net gain on sale of other real estate owned	(249)	(897)
Writedown of other real estate owned	674	823
Provision for loan losses	900	1,700
Deferred tax expense	671	1,122
Net amortization of securities	2,459	2,244
Stock based compensation expense	152	114
Net gain on sale of bank premises and equipment	(1)	43
Decrease in taxes receivable	721	2,748
(Decrease) increase in interest receivable	(111)	257
Increase (decrease) in interest payable	241	(56)
Increase in other assets	(2,760)	(2,214)
(Decrease) increase in accrued expenses and other liabilities	(1,947)	2,957
Total adjustments	3,421	11,698
Net cash provided by operating activities	48,833	47,481

Cash flows from investing activities:

Proceeds from sales and calls of securities available for sale	64,925	109,123
Proceeds from calls and maturities of held to maturity securities	4,089	16,222
Purchases of securities available for sale	(61,207)	(65,977)
Proceeds from maturities of securities available for sale	45,000	-
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(174)	(144)
Proceeds from redemption of Federal Reserve Bank and Federal Home Loan Bank stock	-	944
Net increase in loans	(192,222)	(152,334)
Proceeds from dispositions of other real estate owned	2,894	4,593
Proceeds from dispositions of bank premises and equipment	1	-
Purchases of bank premises and equipment	(2,727)	(2,462)
Net cash used in investing activities	(139,421)	(90,035)

Cash flows from financing activities:

Net increase (decrease) in deposits	26,598	(30,801)
Net (decrease) increase in short-term borrowings	(66,614)	7,102
Proceeds from exercise of stock options	1,259	1,858
Stock based award tax withholding payments	(37)	-
Proceeds from sale of treasury stock	1,782	1,878
Purchases of treasury stock	(718)	(1,683)
Dividends paid	(18,973)	(18,877)
Net cash provided by financing activities	(56,703)	(40,523)
Net decrease in cash and cash equivalents	(147,291)	(83,077)
Cash and cash equivalents at beginning of period	612,740	707,274
Cash and cash equivalents at end of period	$465,449	624,197

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$13,863	10,884
Income taxes paid	13,778	18,508
Other non cash items:
Transfer of loans to other real estate owned	2,379	3,130
Increase in dividends payable	256	22
Change in unrealized gain on securities available for sale-gross of deferred taxes	(12,908)	5,460
Change in deferred tax effect on unrealized gain (loss) on securities available for sale	3,352	(2,185)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(395)	(140)
Change in deferred tax effect of amortization of net actuarial (gain) loss and prior service cost on pension and postretirement plans	103	56

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2018 is not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2018, the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10‑Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).

A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30,		September 30,
	2018	2017	2018	2017

Net income	$15,199	12,596	$45,412	35,783
Weighted average common shares	96,555	96,102	96,453	95,997
Effect of dilutive common stock options	134	103	134	94

Weighted average common shares including potential dilutive shares	96,689	96,205	96,587	96,091

Basic EPS	$0.157	0.131	$0.471	0.373

Diluted EPS	$0.157	0.131	$0.470	0.372

For the three and nine months ended September 30, 2018, there were no weighted average number of antidilutive stock options excluded from diluted earnings per share.  For the three and nine months ended September 30, 2017 the weighted average number of antidilutive stock options excluded from diluted earnings per share was approximately 995 thousand and 1.4 million.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended September 30, 2018 and 2017 for its pension and other postretirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017

Service cost	$8	11	-	26
Interest cost	299	326	47	54
Expected return on plan assets	(753)	(686)	(323)	(190)
Amortization of net (gain) loss	-	17	(189)	(89)
Amortization of prior service cost	-	-	(73)	23
Net periodic benefit	$(446)	(332)	(538)	(176)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2018	2017	2018	2017

Service cost	$25	33	52	77
Interest cost	898	977	156	164
Expected return on plan assets	(2,259)	(2,058)	(704)	(571)
Amortization of net loss (gain)	-	50	(367)	(258)
Amortization of prior service cost	-	-	(28)	68
Net periodic benefit	$(1,336)	(998)	(891)	(520)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2018.  As of September 30, 2018, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	September 30, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$154,866	-	4,813	150,053
State and political subdivisions	174	6	-	180
Mortgage backed securities and collateralized mortgage obligations	282,286	47	13,240	269,093
Corporate bonds	30,090	-	113	29,977
Small Business Administration - guaranteed participation securities	61,431	-	3,537	57,894
Other	685	-	-	685

Total securities available for sale	$529,532	53	21,703	507,882

	December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$139,890	27	2,066	137,851
State and political subdivisions	515	10	-	525
Mortgage backed securities and collateralized mortgage obligations	330,424	84	4,825	325,683
Corporate bonds	40,270	-	108	40,162
Small Business Administration - guaranteed participation securities	68,921	-	1,862	67,059
Other	685	-	-	685

Total securities available for sale	$580,705	121	8,861	571,965

The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2018, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$10,687	10,649
Due in one year through five years	170,059	165,213
Due after five years through ten years	5,069	5,033
Mortgage backed securities and collateralized mortgage obligations	282,286	269,093
Small Business Administration - guaranteed participation securities	61,431	57,894
	$529,532	507,882

Index

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2018
	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$58,593	1,381	91,460	3,432	150,053	4,813
Mortgage backed securities and collateralized mortgage obligations - residental	8,061	266	259,715	12,974	267,776	13,240
Corporate bonds	14,986	75	9,992	38	24,978	113
Small Business Administration - guaranteed participation securities	-	-	57,894	3,537	57,894	3,537

Total	$81,640	1,722	419,061	19,981	500,701	21,703

	December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$29,734	266	98,090	1,800	127,824	2,066
Mortgage backed securities and collateralized mortgage obligations - residental	48,080	371	266,394	4,344	314,474	4,715
Corporate bonds	-	-	40,162	108	40,162	108
Small Business Administration - guaranteed participation securities	-	-	67,059	1,862	67,059	1,862
Mortgage backed securities and collateralized mortgage obligations - commercial	-	-	9,700	110	9,700	110

Total	$77,814	637	481,405	8,224	559,219	8,861

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,
(dollars in thousands)	2018	2017

Proceeds from sales	-	-
Proceeds from calls	15,444	35,554
Gross realized gains	-	-
Gross realized losses	-	-

	Nine months ended September 30,
(dollars in thousands)	2018	2017

Proceeds from sales	$-	-
Proceeds from calls	64,925	109,123
Gross realized gains	-	-
Gross realized losses	-	-

There were no sales of securities available for sale during the three and nine months ended September 30, 2018 and 2017.

Index

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2018
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations	$23,462	601	214	23,849

Total held to maturity	$23,462	601	214	23,849

	December 31, 2017
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations	$27,551	1,150	-	28,701

Total held to maturity	$27,551	1,150	-	28,701

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2018, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations	$23,462	23,849

Total held to maturity	$23,462	23,849

Gross unrecognized losses on securities held to maturity and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

	September 30, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss

Mortgage backed securities and collateralized mortgage obligations	$12,599	214	-	-	12,599	214

Total	$12,599	214	-	-	12,599	214

There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2018 and 2017.

There were no held to maturity securities in an unrecognized loss position as of December 31, 2017.

Index

(c) Other‑Than‑Temporary Impairment

Management evaluates securities for other‑than‑temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model.  Investment securities classified as available for sale or held to maturity are evaluated for OTTI under FASB ASC Topic 320, Investments – Debt and Equity Securities (“ASC 320”).

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near‑term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether any other‑than‑temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of September 30, 2018, the Company’s security portfolio included certain debt securities which were in a loss position.  Almost all of the securities in a loss position are issuances from U.S. government sponsored entities.  Corporate bonds held by the Company are investment grade quality, and management has reviewed the financial condition of the issuer. The declines in fair value are attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at September 30, 2018.

Index

(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2018
(dollars in thousands)	New York and other states*	Florida	Total

Commercial:
Commercial real estate	$154,206	12,281	166,487
Other	24,246	254	24,500
Real estate mortgage - 1 to 4 family:
First mortgages	2,408,946	835,265	3,244,211
Home equity loans	70,914	16,087	87,001
Home equity lines of credit	248,274	45,476	293,750
Installment	7,810	2,157	9,967
Total loans, net	$2,914,396	911,520	3,825,916
Less: Allowance for loan losses			44,736
Net loans			$3,781,180
	December 31, 2017
(dollars in thousands)	New York and other states*	Florida	Total

Commercial:
Commercial real estate	$149,368	12,524	161,892
Other	23,606	709	24,315
Real estate mortgage - 1 to 4 family:
First mortgages	2,286,148	765,929	3,052,077
Home equity loans	66,455	13,989	80,444
Home equity lines of credit	263,275	45,641	308,916
Installment	7,141	1,622	8,763
Total loans, net	$2,795,993	840,414	3,636,407
Less: Allowance for loan losses			44,170
Net loans			$3,592,237

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2018 and December 31, 2017, the Company had approximately $25.4 million and $30.9 million of real estate construction loans, respectively.  Of the $25.4 million in real estate construction loans at September 30, 2018, approximately $14.0 million are secured by first mortgages to residential borrowers while approximately $11.4 million were to commercial borrowers for residential construction projects.  Of the $30.9 million in real estate construction loans at December 31, 2017, approximately $21.1 million are secured by first mortgages to residential borrowers while approximately $9.8 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont.  Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non‑accrual loans by loan class:

	September 30, 2018
(dollars in thousands)	New York and other states*	Florida	Total

Loans in non-accrual status:
Commercial:
Commercial real estate	$647	-	647
Other	281	-	281
Real estate mortgage - 1 to 4 family:
First mortgages	17,036	1,949	18,985
Home equity loans	199	-	199
Home equity lines of credit	3,515	105	3,620
Installment	13	13	26
Total non-accrual loans	21,691	2,067	23,758
Restructured real estate mortgages - 1 to 4 family	35	-	35
Total nonperforming loans	$21,726	2,067	23,793

	December 31, 2017
(dollars in thousands)	New York and other states*	Florida	Total

Loans in non-accrual status:
Commercial:
Commercial real estate	$1,443	-	1,443
Other	100	-	100
Real estate mortgage - 1 to 4 family:
First mortgages	16,654	2,259	18,913
Home equity loans	93	-	93
Home equity lines of credit	3,603	130	3,733
Installment	57	-	57
Total non-accrual loans	21,950	2,389	24,339
Restructured real estate mortgages - 1 to 4 family	38	-	38
Total nonperforming loans	$21,988	2,389	24,377

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of September 30, 2018 and December 31, 2017, other real estate owned included $1.7 million and $2.7 million of residential foreclosed properties, respectively. In addition, non‑accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $12.5 million and $12.6 million as of September 30, 2018 and December 31, 2017, respectively.

Index

The following tables present the aging of the recorded investment in past due loans by loan class and by region as of September 30, 2018 and December 31, 2017:

	September 30, 2018

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	111	435	546	153,660	154,206
Other	-	-	274	274	23,972	24,246
Real estate mortgage - 1 to 4 family:
First mortgages	3,177	1,596	12,008	16,781	2,392,165	2,408,946
Home equity loans	17	-	163	180	70,734	70,914
Home equity lines of credit	569	141	1,904	2,614	245,660	248,274
Installment	45	26	10	81	7,729	7,810

Total	$3,808	1,874	14,794	20,476	2,893,920	2,914,396

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	12,281	12,281
Other	-	-	-	-	254	254
Real estate mortgage - 1 to 4 family:
First mortgages	532	179	1,047	1,758	833,507	835,265
Home equity loans	51	-	-	51	16,036	16,087
Home equity lines of credit	29	-	50	79	45,397	45,476
Installment	2	5	13	20	2,137	2,157

Total	$614	184	1,110	1,908	909,612	911,520

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	111	435	546	165,941	166,487
Other	-	-	274	274	24,226	24,500
Real estate mortgage - 1 to 4 family:
First mortgages	3,709	1,775	13,055	18,539	3,225,672	3,244,211
Home equity loans	68	-	163	231	86,770	87,001
Home equity lines of credit	598	141	1,954	2,693	291,057	293,750
Installment	47	31	23	101	9,866	9,967

Total	$4,422	2,058	15,904	22,384	3,803,532	3,825,916

* Includes New York, New Jersey, Vermont and Massachusetts.

Index

	December 31, 2017

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$183	174	1,332	1,689	147,679	149,368
Other	-	-	100	100	23,506	23,606
Real estate mortgage - 1 to 4 family:
First mortgages	5,669	1,300	9,014	15,983	2,270,165	2,286,148
Home equity loans	6	-	45	51	66,404	66,455
Home equity lines of credit	489	18	2,139	2,646	260,629	263,275
Installment	46	17	25	88	7,053	7,141

Total	$6,393	1,509	12,655	20,557	2,775,436	2,795,993

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	12,524	12,524
Other	-	-	-	-	709	709
Real estate mortgage - 1 to 4 family:
First mortgages	277	-	1,404	1,681	764,248	765,929
Home equity loans	-	-	-	-	13,989	13,989
Home equity lines of credit	-	-	-	-	45,641	45,641
Installment	3	5	26	34	1,588	1,622

Total	$280	5	1,430	1,715	838,699	840,414

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$183	174	1,332	1,689	160,203	161,892
Other	-	-	100	100	24,215	24,315
Real estate mortgage - 1 to 4 family:
First mortgages	5,946	1,300	10,418	17,664	3,034,413	3,052,077
Home equity loans	6	-	45	51	80,393	80,444
Home equity lines of credit	489	18	2,139	2,646	306,270	308,916
Installment	49	22	51	122	8,641	8,763

Total	$6,673	1,514	14,085	22,272	3,614,135	3,636,407

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2018 and December 31, 2017, there were no loans that were 90 days past due and still accruing interest.  As a result, non‑accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non‑accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non‑accrual or restructured loans.

Index

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	Three months ended September 30, 2018
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total

Balance at beginning of period	$4,195	39,471	837	44,503
Loans charged off:
New York and other states*	-	94	69	163
Florida	-	-	9	9
Total loan chargeoffs	-	94	78	172

Recoveries of loans previously charged off:
New York and other states*	2	97	5	104
Florida	-	-	1	1
Total recoveries	2	97	6	105
Net loans charged off (recoveries)	(2)	(3)	72	67
Provision (recoveries) for loan losses	(65)	227	138	300
Balance at end of period	$4,132	39,701	903	44,736

	Three months ended September 30, 2017
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total

Balance at beginning of period	$4,596	38,871	695	44,162
Loans charged off:
New York and other states*	-	747	65	812
Florida	-	31	4	35
Total loan chargeoffs	-	778	69	847

Recoveries of loans previously charged off:
New York and other states*	-	137	8	145
Florida	-	72	-	72
Total recoveries	-	209	8	217
Net loans charged off (recoveries)	-	569	61	630
Provision (recoveries) for loan losses	24	434	92	550
Balance at end of period	$4,620	38,736	726	44,082

* Includes New York, New Jersey, Vermont and Massachusetts.

Index

	Nine months ended September 30, 2018
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total

Balance at beginning of period	$4,324	39,077	769	44,170
Loans charged off:
New York and other states*	-	464	181	645
Florida	-	-	15	15
Total loan chargeoffs	-	464	196	660

Recoveries of loans previously charged off:
New York and other states*	9	289	24	322
Florida	-	-	4	4
Total recoveries	9	289	28	326
Net loans charged off (recoveries)	(9)	175	168	334
Provision (recoveries) for loan losses	(201)	799	302	900
Balance at end of period	$4,132	39,701	903	44,736

	Nine months ended September 30, 2017
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total

Balance at beginning of period	$4,929	38,231	730	43,890
Loans charged off:
New York and other states*	72	1,699	146	1,917
Florida	-	167	19	186
Total loan chargeoffs	72	1,866	165	2,103

Recoveries of loans previously charged off:
New York and other states*	8	494	21	523
Florida	-	72	-	72
Total recoveries	8	566	21	595
Net loans charged off	64	1,300	144	1,508
Provision (recoveries) for loan losses	(245)	1,805	140	1,700
Balance at end of period	$4,620	38,736	726	44,082

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company has identified non‑accrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (“TDR”), as impaired loans.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

Index

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,132	39,701	903	44,736

Total ending allowance balance	$4,132	39,701	903	44,736

Loans:
Individually evaluated for impairment	$1,961	20,576	-	22,537
Collectively evaluated for impairment	189,026	3,604,386	9,967	3,803,379

Total ending loans balance	$190,987	3,624,962	9,967	3,825,916

	December 31, 2017
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,324	39,077	769	44,170

Total ending allowance balance	$4,324	39,077	769	44,170

Loans:
Individually evaluated for impairment	$2,248	22,032	-	24,280
Collectively evaluated for impairment	183,959	3,419,405	8,763	3,612,127

Total ending loans balance	$186,207	3,441,437	8,763	3,636,407

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired.  TDR’s at September 30, 2018 and December 31, 2017 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index

The following tables present impaired loans by loan class as of September 30, 2018 and December 31, 2017:

	September 30, 2018

New York and other states*:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$1,534	1,704	-	1,597
Other	313	313	-	191
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	14,906	20,283	-	15,418
Home equity loans	257	471	-	262
Home equity lines of credit	2,700	4,082	-	2,691

Total	$19,710	26,853	-	20,159

Florida:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$114	114	-	29
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,374	2,731	-	2,559
Home equity loans	85	95	-	87
Home equity lines of credit	254	1,056	-	390

Total	$2,827	3,996	-	3,065

Total:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$1,648	1,818	-	1,626
Other	313	313	-	191
Real estate mortgage - 1 to 4 family:
First mortgages	17,280	23,014	-	17,977
Home equity loans	342	566	-	349
Home equity lines of credit	2,954	5,138	-	3,081

Total	$22,537	30,849	-	23,224

* Includes New York, New Jersey, Vermont and Massachusetts.

Index

	December 31, 2017

New York and other states*:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$2,148	3,120	-	2,711
Other	100	100	-	87
Real estate mortgage - 1 to 4 family:
First mortgages	15,850	16,540	-	16,508
Home equity loans	270	291	-	263
Home equity lines of credit	2,606	2,847	-	2,193

Total	$20,974	22,898	-	21,762

Florida:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$-	-	-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,707	2,813	-	2,335
Home equity loans	89	89	-	92
Home equity lines of credit	510	510	-	561

Total	$3,306	3,412	-	2,988

Total:		Unpaid		Average
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$2,148	3,120	-	2,711
Other	100	100	-	87
Real estate mortgage - 1 to 4 family:
First mortgages	18,557	19,353	-	18,843
Home equity loans	359	380	-	355
Home equity lines of credit	3,116	3,357	-	2,754

Total	$24,280	26,310	-	24,750
* Includes New York, New Jersey, Vermont and Massachusetts.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.  Interest income recognized on impaired loans was not material during the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018 and December 31, 2017 impaired loans included approximately $11.3 million and $11.8 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Index
Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a chargeoff is taken at that time.  As a result, as of September 30, 2018 and December 31, 2017, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following tables presents, by class, loans that were modified as TDR’s:

	Three months ended 9/30/2018			Three months ended 9/30/2017

New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	6	791	791	7	941	941
Home equity loans	1	6	6	-	-	-
Home equity lines of credit	1	7	7	3	296	296

Total	8	$804	804	10	$1,237	1,237

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	2	251	251
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	2	$251	251

	Nine months ended 9/30/2018			Nine months ended 9/30/2017

New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	3	$747	747
Real estate mortgage - 1 to 4 family:
First mortgages	10	1,386	1,386	25	3,986	3,986
Home equity loans	1	6	6	1	13	13
Home equity lines of credit	3	216	216	8	457	457

Total	14	$1,608	1,608	37	$5,203	5,203

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	7	718	718
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	1	70	70

Total	-	$-	-	8	$788	788

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

The following table presents, by class, TDR’s that defaulted during the three and nine months ended September 30, 2018 and 2017 which had been modified within the last twelve months:

	Three months ended 9/30/2018		Three months ended 9/30/2017

New York and other states*:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	1	101	2	236
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	1	$101	2	$236

Florida:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	-	$-	-	$-

	Nine months ended 9/30/2018		Nine months ended 9/30/2017

New York and other states*:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	1	101	2	236
Home equity loans	-	-	-	-
Home equity lines of credit	1	3	1	3

Total	2	$104	3	$239

Florida:	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	1	72	1	77
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	1	70

Total	1	$72	2	$147

* Includes New York, New Jersey, Vermont and Massachusetts.

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses.

Index
The Company categorizes non‑homogenous loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  On at least an annual basis, the Company’s loan grading process analyzes non‑homogeneous loans, such as commercial and commercial real estate loans, individually by grading the loans based on credit risk.  The loan grades assigned to all loan types are tested by the Company’s internal loan review department in accordance with the Company’s internal loan review policy.

The Company uses the following definitions for classified loans:

Special Mention:  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans classified as such have a well‑defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

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

Index

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2018

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$149,030	5,176	154,206
Other	23,061	1,185	24,246

	$172,091	6,361	178,452

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$12,167	114	12,281
Other	254	-	254

	$12,421	114	12,535

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$161,197	5,290	166,487
Other	23,315	1,185	24,500

	$184,512	6,475	190,987

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

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $2.0 million and $1.5 million at September 30, 2018 and December 31, 2017, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Company’s collection department and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools as of September 30, 2018 and December 31, 2017 is included in the aging of the recorded investment of the past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools as of September 30, 2018 and December 31, 2017 is presented in the non‑accrual loans table.

Index
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

Impaired Loans:  At the time a loan is considered impaired, it is valued at the lower of cost or fair value.  Impaired loans carried at fair value generally have had a chargeoff through the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available.  Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value.  When obtained, non‑real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Index
Indications of value for both collateral‑dependent impaired loans and other real estate owned are obtained from third party providers or the Company’s internal Appraisal Department.  All indications of value are reviewed for reasonableness by a member of the Appraisal Department for the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value via comparison with independent data sources such as recent market data or industry‑wide statistics.

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$150,053	$-	$150,053	$-
State and political subdivisions	180	-	180	-
Mortgage backed securities and collateralized mortgage obligations	269,093	-	269,093	-
Corporate bonds	29,977	-	29,977	-
Small Business Administration - guaranteed participation securities	57,894	-	57,894	-
Other securities	685	-	685	-

Total securities available for sale	$507,882	$-	$507,882	$-

	Fair Value Measurements at December 31, 2017 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$137,851	$-	$137,851	$-
State and political subdivisions	525	-	525	-
Mortgage backed securities and collateralized mortgage obligations	325,683	-	325,683	-
Corporate bonds	40,162	-	40,162	-
Small Business Administration - guaranteed participation securities	67,059	-	67,059	-
Other securities	685	-	685

Total securities available for sale	$571,965	$-	$571,965	$-

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017.

Index

Assets measured at fair value on a non‑recurring basis are summarized below:

	Fair Value Measurements at September 30, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,306	$-	$-	$2,306	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)

Impaired loans:
Real estate mortgage - 1 to 4 family	326	-	-	326	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

	Fair Value Measurements at December 31, 2017 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$3,246	$-	$-	$3,246	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)

Impaired loans:
Real estate mortgage - 1 to 4 family	844	-	-	844	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell, was approximately $2.3 million at September 30, 2018 and consisted of $560 thousand of commercial real estate and $1.7 million of residential real estate properties.  Valuation charges of $60 thousand and $674 thousand are included in earnings for the three and nine months ended September 30, 2018, respectively.

Of the total impaired loans of $22.5 million at September 30, 2018, $326 thousand are collateral dependent and are carried at fair value measured on a non‑recurring basis.  Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2018.  There were no gross chargeoffs related to commercial impaired loans for the three and nine months ended September 30, 2018.  Gross chargeoffs related to residential impaired loans included in the table above were $70 thousand for the nine‑months ended September 30, 2018, there were no gross chargeoffs related to residential impaired loans for the three‑months ended September 30, 2018.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $3.2 million at December 31, 2017 and consisted of $541 thousand of commercial real estate and $2.7 million of residential real estate properties.  A valuation charge of $1.1 million is included in earnings for the year ended December 31, 2017.

Of the total impaired loans of $24.1 million at December 31, 2017, $844 thousand are collateral dependent and are carried at fair value measured on a non‑recurring basis.  Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2017.  Gross chargeoffs related to residential impaired loans included in the table above amounted to $151 thousand at December 31, 2017.

Index

In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values (represents exit price) of financial instruments, at September 30, 2018 and December 31, 2017 are as follows:

(dollars in thousands)	Carrying	Fair Value Measurements at September 30, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$465,449	465,449	-	-	465,449
Securities available for sale	507,882	-	507,882	-	507,882
Held to maturity securities	23,462	-	23,849	-	23,849
Federal Reserve Bank and Federal Home Loan Bank stock	8,953	N/A	N/A	N/A	N/A
Net loans	3,781,180	-	-	3,719,619	3,719,619
Accrued interest receivable	11,552	100	2,242	9,210	11,552
Financial liabilities:
Demand deposits	403,047	403,047	-	-	403,047
Interest bearing deposits	3,796,877	2,640,883	1,143,702	-	3,784,585
Short-term borrowings	176,377	-	176,377	-	176,377
Accrued interest payable	778	92	686	-	778

(dollars in thousands)	Carrying	Fair Value Measurements at December 31, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total

Financial assets:
Cash and cash equivalents	$612,740	612,740	-	-	612,740
Securities available for sale	571,965	35	571,930	-	571,965
Held to maturity securities	27,551	-	28,701	-	28,701
Federal Reserve Bank and Federal Home Loan Bank stock	8,779	N/A	N/A	N/A	N/A
Net loans	3,592,237	-	-	3,598,213	3,598,213
Accrued interest receivable	11,441	243	2,440	8,758	11,441
Financial liabilities:
Demand deposits	398,399	398,399	-	-	398,399
Interest bearing deposits	3,774,927	2,707,961	1,076,213	-	3,784,174
Short-term borrowings	242,991	-	242,991	-	242,991
Accrued interest payable	537	77	460	-	537

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 9/30/2018
(dollars in thousands)	Balance at 7/1/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2018	Balance at 9/30/2018

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(11,576)	(3,010)	-	(3,010)	(14,586)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	3,126	-	(194)	(194)	2,932
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	(1,346)	-	-	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(9,796)	(3,010)	(194)	(3,204)	(13,000)

	Three months ended 9/30/2017
(dollars in thousands)	Balance at 7/1/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2017	Balance at 9/30/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(4,049)	562	-	562	(3,487)
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	456	-	(29)	(29)	427

Accumulated other comprehensive income (loss), net of tax	$(3,593)	562	(29)	533	(3,060)

	Nine months ended 9/30/2018
(dollars in thousands)	Balance at 1/1/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Nine months ended 9/30/2018	Balance at 9/30/2018

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(5,030)	(9,556)	-	(9,556)	(14,586)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	3,224	-	(292)	(292)	2,932
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	(1,346)	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(1,806)	(9,556)	(1,638)	(9,848)	(13,000)

	Nine months ended 9/30/2017
(dollars in thousands)	Balance at 1/1/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Nine months ended 9/30/2017	Balance at 9/30/2017

Net unrealized holding gain (loss) on securities available for sale, net of tax	$(6,762)	3,275	-	3,275	(3,487)
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	511	-	(84)	(84)	427

Accumulated other comprehensive income (loss), net of tax	$(6,251)	3,275	(84)	3,191	(3,060)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017	Affected Line Item in Statements:

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$189	72	$367	208	Salaries and employee benefits
Amortization of prior service cost	73	(23)	28	(68)	Salaries and employee benefits
Income tax effect	(68)	(20)	(103)	(56)	Income taxes
Net of tax	194	29	292	84

Total reclassifications, net of tax	$194	29	$292	84

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non‑Interest Income.  The following table presents the Company’s sources of Non‑Interest Income for the three months and nine months ended September 30, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017

Non-interest income
Service Charges on Deposits
Overdraft fees	$935	921	$2,586	2,657
Other	125	124	335	357
Interchange Income	1,003	1,141	3,478	3,658
Wealth management fees	1,516	1,844	4,927	5,127
Other (a)	876	824	2,303	2,286

Total non-interest income	$4,455	4,854	$13,629	14,085

(a) Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted in accordance with ASC 606 as follows:

Service charges on Deposit Accounts:  The Company earns fees from its deposit customers for transaction‑based, account maintenance and overdraft services.  Transaction‑based fees, which include services such as stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

Interchange Income:  Interchange revenue primarily consists of interchange fees, volume‑related incentives and ATM charges.  As the card‑issuing bank, interchange fees represent our portion of discount fees paid by merchants for credit / debit card transactions processed through the interchange network.  The levels and structure of interchange rates are set by the card processing companies and are based on cardholder purchase volumes.  The Company earns interchange income as cardholder transactions occur and interchange fees are settled on a daily basis concurrent with the transaction processing services provided to the cardholder.

Index
Wealth Management fees:  Trustco Financial Services provides a comprehensive suite of trust and wealth management products and services, including financial and estate planning, trustee and custodial services, investment management, corporate retirement plan recordkeeping and administration of which fees are charged to manage assets for investment or transact on accounts.   These fees are earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed over the period in which services are performed based on a percentage of the fair value of assets under management or administration.  Other services are based on a fixed fee for certain account types, or based on transaction activity and are recognized when services are rendered.  Fees are withdrawn from the customer’s account balance.

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

(9) New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014‑09, “Revenue from Contracts with Customers (Topic 606)” which implements a common revenue standard that clarifies the principles for recognizing revenue.  The core principle of ASU 2014‑09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company adopted this ASU on January 1, 2018.  Upon adoption the Company determined that there were no accumulated adjustments needed and no changes to the patterns on how the Company recognized revenue.  The Company did add disclosures for the items in‑scope as described in note 8.

In January 2016, the FASB issued ASU No. 2016‑01, “Recognition and Measurement of Financial Assets and Financial Liabilities” which amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.  The ASU was adopted on January 1, 2018, and does not significantly impact the Company’s consolidated financial statements.  The Company has amended disclosures to comply with the exit price notion as required under the ASU for the period ended September 30, 2018.

In February 2018, the FASB issued ASU 2018‑02, “Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” which will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  These amendments are effective for all entities for fiscal years beginning after December 15, 2018.  For interim periods within those fiscal years, early adoption of the amendment is permitted including public business entities for reporting periods for which financial statements have not yet been issued.  The Company adopted the ASU in the first quarter of 2018 and reclassified the stranded tax effect in accumulated other comprehensive income to retained earnings in the period ended March 31, 2018.

Index
In February 2016, the FASB issued ASU No. 2016-02, “Leases” which amended existing guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018.  The Company is in the process of finalizing the impact of ASU No. 2016‑02 on its consolidated financial statements.

In June 2016, the FASB released ASU 2016‑13, “Financial Instruments – Credit Losses” which amended existing guidance to replace current generally accepted accounting principles (“GAAP”) used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision‑useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The ASU represents a significant departure from current GAAP and the Company is evaluating the impact of the ASU on its consolidated financial statements, which includes developing a roadmap for implementation of the new standard.  The Company has formed a committee which is performing implementation planning, data inventory, and is continuing to evaluate the impact of the ASU on its consolidated financial statements.

Index
Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Trustco Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of Trustco Bank Corp NY (the “Company”) as of September 30, 2018, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

These financial statements are the responsibility of the Company’s management.  We conducted our review in accordance with the standards of the PCAOB. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 2, 2018

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward‑looking Statements
Statements included in this report and in future filings by TrustCo Bank Corp NY (“TrustCo” or the “Company”) with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, which are not historical or current facts, are “forward‑looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward‑looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  Examples of forward‑looking statements include, among others, statements TrustCo makes regarding its expectations for complying with the new regulatory capital rules, the Company’s ability to grow its balance sheet and the profitability of such growth, the ability of its loan products to continue to attract customers if long‑term rates rise and the ability to secure new sources of liquidity should the need arise.  TrustCo wishes to caution readers not to place undue reliance on any such forward‑looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10‑K for the year ended December 31, 2017, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward‑looking statement:

•
TrustCo’s ability to continue to originate a significant volume of one‑ to‑ four family mortgage loans in its market areas and to otherwise maintain or increase its market share in the areas in which it operates;

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

•	changes in management personnel;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	disruptions, security breaches, or other adverse events affecting the third‑party vendors who perform several of our critical processing functions;
•	technological changes and electronic, cyber and physical security breaches;
•	changes in local market areas and general business and economic trends;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10‑K for the year ended December 31, 2017.

You should not rely upon forward‑looking statements as predictions of future events. Although TrustCo believes that the expectations reflected in the forward‑looking statements are reasonable, it cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward‑looking statements will be achieved or occur.  The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward‑looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Following this discussion are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three‑month and nine‑month month periods ended September 30, 2018 and 2017.

Index
Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three‑month and nine‑month month periods ended September 30, 2018, with comparisons to the corresponding period in 2017, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2017 Annual Report to Shareholders on Form 10‑K, which was filed with the SEC on March 1, 2018, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

During the third quarter of 2018 financial markets were influenced by both underlying economic conditions and by political developments.  US equity markets were generally favorable and showed increased volatility during the quarter.  For the full third quarter, the Dow Jones Industrial Average was up 2.7% while the S&P 500 was flat at 0.05%.   Credit markets continue to be driven by worldwide economic news and demand shifts between segments of the bond market as investors seek to capture yield.  The shape of the yield curve continued to flatten during the quarter.  The 10‑year Treasury bond averaged 2.92% during Q3, flat with Q2. The 2‑year Treasury bond average rate increased 20 basis points to 2.67%, resulting in flattening of the curve.  The spread between the 10‑year and the 2‑year Treasury bonds continued to contract from 0.44% on average in Q2 to 0.25% in Q3.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range was increased by 25 basis points on September 26, 2018 to a range of 2.00% to 2.25%.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of additional actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.  Low risk free rates in major nations have also caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rate.

Index

		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q3/17	Beg of Q3	1.03	1.38	1.89	2.31	0.93
	Peak	1.18	1.47	1.95	2.39	1.00
	Trough	0.98	1.27	1.63	2.05	0.77
	End of Q3	1.06	1.47	1.92	2.33	0.86
	Average in Q3	1.05	1.36	1.81	2.24	0.88

Q4/17	Beg of Q4	1.06	1.47	1.92	2.33	0.86
	Peak	1.47	1.92	2.26	2.49	0.86
	Trough	1.01	1.47	1.91	2.28	0.51
	End of Q4	1.39	1.89	2.20	2.40	0.51
	Average in Q4	1.23	1.70	2.07	2.37	0.68

Q1/18	Beg of Q1	1.39	1.89	2.20	2.40	0.51
	Peak	1.81	2.34	2.69	2.94	0.78
	Trough	1.39	1.89	2.20	2.40	0.47
	End of Q1	1.73	2.27	2.56	2.74	0.47
	Average in Q1	1.58	2.15	2.53	2.75	0.60

Q2/18	Beg of Q2	1.73	2.27	2.56	2.74	0.47
	Peak	1.95	2.59	2.94	3.11	0.54
	Trough	1.71	2.25	2.55	2.73	0.31
	End of Q2	1.93	2.52	2.73	2.85	0.33
	Average in Q2	1.87	2.47	2.76	2.92	0.44

Q3/18	Beg of Q3	1.93	2.52	2.73	2.85	0.33
	Peak	2.22	2.83	2.99	3.10	0.27
	Trough	1.96	2.53	2.70	2.82	0.29
	End of Q3	2.19	2.81	2.94	3.05	0.24
	Average in Q3	2.07	2.67	2.81	2.92	0.25
The United States economy continues to show improvements in various areas. Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.  The unprecedented intervention by governments in markets and attempts to stimulate the economy, including the sharp easing of monetary policy during 2007‑2008, is continuing to be unwound based on general guidance released by the Fed.   Economic activity in Europe, China and elsewhere has also improved in some aspects, but remains mixed.  Current tensions regarding trade and tariffs have significantly heightened uncertainty.  Finally, regulatory changes that have been enacted are expected to continue to impact the banking industry going forward. These regulatory changes have added significant operating expense and operational burden and have fundamentally changed the way banks conduct business.  The current presidential administration has set policy initiatives that include attempts to reduce the regulatory burden; the timing and extent of any success on that front is yet to be determined although some positive steps have been taken.  The tax rate reductions in late 2017 contributed to the net income increase in 2018 relative to the prior year.

Index
TrustCo believes that its long‑term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.  While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at September 30, 2018, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $15.2 million, or $0.157 of diluted earnings per share, for the three‑months ended September 30, 2018, compared to net income of $12.6 million, or $0.131 of diluted earnings per share, in the same period in 2017.  Return on average assets was 1.24% and 1.02%, respectively, for the three‑months ended September 30, 2018 and 2017.  Return on average equity was 12.84% and 11.06%, respectively, for the three‑months ended September 30, 2018 and 2017.

The primary factors accounting for the change in net income for the three‑months ended September 30, 2018 compared to the same period of the prior year were:

•	A decrease of $2.4 million in income taxes in the third quarter of 2018 compared to the prior year due primarily to the change in the statutory federal tax rate enacted in December 2017.

•	An increase in the average balance of interest earning assets of $35.5 million to $4.84 billion for the third quarter of 2018 compared to the same period in 2017.

•
An increase in taxable equivalent net interest margin for the third quarter of 2018 to 3.35% from 3.26% in the prior year period.  The increase in the margin, coupled with the increase in average earning assets, resulted in an increase of $1.3 million in taxable equivalent net interest income in the third quarter of 2018 compared to the third quarter of 2017.

•	An increase of $401 thousand in salaries and employee benefits for the third quarter of 2018 compared to the third quarter of 2017.

•	A decrease of $336 thousand in FDIC and other insurance for the third quarter of 2018 compared to the third quarter of 2017.

•	An increase of $225 thousand in outsourced services expense for the third quarter of 2018 compared to the third quarter of 2017.

Index

TrustCo recorded net income of $45.4 million, or $0.470 of diluted earnings per share, year to date, compared to net income of $35.8 million, or $0.372 of diluted earnings per share, in the same period in 2017.  Return on average assets was 1.24% and 0.98%, respectively, for the nine‑months ended September 30, 2018 and 2017.  Return on average equity was 13.00% and 10.77%, respectively, for the nine‑months ended September 30, 2018 and 2017.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, by the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10‑K for the year ended December 31, 2017 is a description of the effect interest rates had on the results for the year 2017 compared to 2016.  Many of the same market factors discussed in the 2017 Annual Report continued to have a significant impact on results through the third quarter of 2018.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to implement national economic policy is the Federal Funds rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds target rate decreased from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008.  That target range remained in place through most of 2015.  The FRB has increased the target range several times since December of 2015, with the target range now at 2.00% to 2.25%.  The most recent increase was on September 26, 2018, but we are starting to see impacts from the prior quarter increases as reflected in the third quarter results.  Additional increases in 2018 and beyond will largely be dependent on the strength of economic conditions.  In the September 26 statement from the Federal Open Market Committee Chair it was noted that, “The projections about the appropriate path of policy assume that the economy evolves broadly in line with the projections for growth, employment, unemployment, and inflation.  If the economy were instead to falter, lower interest rates would be appropriate.  Conversely, if inflationary pressures were to rise more than expected, higher interest rates would be appropriate.  Right now, as our statement indicates, risks to the economic outlook appear roughly balanced… we still expect, as our statement says, ‘further gradual increases in the target range for the federal funds rate,’ and this expectation is reflected in the projections.”

Index

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 17 basis points higher in the third quarter of 2018 relative to the prior year period.  Rates were flat or lower on interest bearing checking accounts and savings accounts but higher on money market accounts and time deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the 10‑year Treasury bond and other long‑term interest rates have significant influence on the rates for new residential real estate loans.  The FRB has attempted to influence rates on mortgage loans by means other than targeting a lower Federal Funds rate, including direct intervention in the mortgage-backed securities market through purchasing these securities in an attempt to raise prices and reduce yields.  In recent periods this includes the partial reinvestment of principal payments received on its holdings of agency securities, agency mortgage‑backed securities and Treasury securities.  The FRB previously stated its intent to unwind these positions, which could put upward pressure on rates, although other factors may mitigate this pressure.  These changes in interest rates can have an effect on the Company relative to the interest income on loans, securities and Federal Funds sold and other short term instruments, as well as on interest expense on deposits and borrowings.

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10‑year Treasury.  The average 10‑year Treasury yield was flat during the second and third quarter of 2018 and was up 68 basis points as compared to the third quarter of 2017.

Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  As a portfolio lender, TrustCo does not sell loans into the secondary market in the normal course of business and is able to establish rates that management determines are appropriate in light of the long‑term nature of residential real estate loans while remaining competitive with secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields, as noted above, although that effort is now being gradually unwound.  Very low interest rates in many markets around the world have also increased demand for US fixed income assets and contributed to the decline of yields on these assets in recent years until the Fed’s program to raise the Federal Funds target rate finally began to boost market yields over the last two years.

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value.  Generally, as interest rates increase the fair value of these securities will decrease.

Index

Interest rates generally remained below historic norms on both short term and longer term investments during the third quarter of 2018 despite the increases seen during the quarter.

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

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has capacity to grow its balance sheet given its existing infrastructure.  The Company expects that growth to be profitable.  The current interest rate environment, however, has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial.

For the third quarter of 2018, the net interest margin was 3.35%, up 9 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short‑term investments decreased by $135.3 million while the average yield increased 74 basis points in the third quarter of 2018 compared to the same period in 2017.  The decrease in the average balance helped to fund increases in loans.

•
The average balance of securities available for sale decreased by $57.9 million while the average yield increased 26 basis points to 2.18%.  The average balance of held to maturity securities decreased by $12.8 million and the average yield decreased 24 basis points to 3.86% for the third quarter of 2018 compared to the same period in 2017, with the decrease in both average balance and yield due to the maturity of corporate bond.

•	The average loan portfolio grew by $241.7 million to $3.78 billion and the average yield declined one basis point to 4.23% in the third quarter of 2018 compared to the same period in 2017.

•
The average balance of interest bearing liabilities (primarily deposit accounts) decreased $8.1 million and the average rate paid increased 16 basis points to 0.52% in the third quarter of 2018 compared to the same period in 2017.

Index

During the third quarter of 2018, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.80 billion in the third quarter of 2017 to $4.84 billion in the same period of 2018 with an average yield of 3.78% in the third quarter of 2018 and 3.56% in the third quarter of 2017.  The shift in the mix of assets towards a higher proportion of loans and the increase in yield on Federal Funds sold and other short term instruments drove the overall yield increase.  Interest income on average earning assets increased from $42.8 million in the third quarter of 2017 to $45.7 million in the third quarter of 2018, on a tax equivalent basis.  The increase was the result of higher volume and yield.

Loans
The average balance of loans was $3.78 billion in the third quarter of 2018 and $3.54 billion in the comparable period in 2017.  The yield on loans was down one basis point to 4.23%.  The higher average balances led to an increase in interest income on loans from $37.5 million in the third quarter of 2017 to $40.1 million in the third quarter of 2018.

Compared to the third quarter of 2017, the average balance of residential mortgage loans, commercial loans and installment loans increased while home equity lines of credit decreased.  The average balance of residential mortgage loans was $3.29 billion in 2018 compared to $3.04 billion in 2017, an increase of 8.36%.  The average yield on residential mortgage loans decreased by 3 basis points to 4.13% in the third quarter of 2018 compared to 2017.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn‑around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming a rise in long‑term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $4.9 million to an average balance of $188.8 million in the third quarter of 2018 compared to the same period in the prior year.  The average yield on this portfolio was down 15 basis points to 5.25% compared to the prior year period.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

Index
The average yield on home equity credit lines increased 46 basis points to 4.60% during the third quarter of 2018 compared to the same period in 2017.  The increase in yield is the result of prime rate increases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 5.8% to $294.5 million in the third quarter of 2018 as compared to the prior year.  With the rising rate environment, some customers with home equity lines have refinanced their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2018 was $536.2 million compared to $594.2 million for the comparable period in 2017.  The balance reflects routine paydowns, calls and maturities, offset by new investment purchases.  The average yield was 2.18% for the third quarter of 2018 compared to 1.92% for the third quarter of 2017.  This portfolio is comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency‑issued commercial mortgage backed securities, Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $21.7 million as of September 30, 2018 compared to a net unrealized loss of $8.9 million as of December 31, 2017.  The unrealized loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $24.1 million for the third quarter of 2018 compared to $36.9 million in the third quarter of 2017.  The decrease in balances reflects routine paydowns, calls and a corporate bond maturity.  No new securities were added to this portfolio during the period.  The average yield was 3.86% for the third quarter of 2018 compared to 4.10% for the same period in 2017.  The lower yield reflects the maturity of a corporate bond.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2018, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short‑term Investments
The 2018 third quarter average balance of Federal Funds sold and other short‑term investments were $486.6 million, a $135.3 million decrease from the $621.9 million average for the same period in 2017.  The yield was 1.98% for the third quarter of 2018 and 1.24% for the comparable period in 2017.  Interest income from this portfolio increased $498 thousand from $1.9 million in 2017 to $2.4 million in 2018, reflecting the target rate increases, partly offset by the decrease in average balances.

The Federal Funds sold and other short‑term investments portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios.

Index

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio.  The vast majority of the Company’s funding comes from traditional deposit vehicles such as savings, demand deposits, interest‑bearing checking, money market and time deposit accounts.

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $31.3 million to $3.82 billion for the third quarter of 2018 versus the third quarter in the prior year, and the average rate paid increased from 0.34% for 2017 to 0.51% for 2018.  Total interest expense on these deposits increased $1.7 million to $4.9 million in the third quarter of 2018 compared to the same period in 2017.  From the third quarter of 2017 to the third quarter of 2018, interest bearing demand account average balances were up 6.0%, certificates of deposit average balances were up 7.3%, non‑interest demand average balances were up 4.1%, average savings balances decreased 2.8% and money market balances were down 11.1%.

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

At September 30, 2018, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$951,168
1 to 2 years	148,320
2 to 3 years	47,505
3 to 4 years	2,627
4 to 5 years	6,089
Over 5 years	285
$1,155,994

Average short‑term borrowings for the quarter were $183.8 million in 2018 compared to $223.2 million in 2017.  The average rate decreased during this time period from 0.62% in 2017 to 0.60% in 2018.  The short‑term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Index
Net Interest Income
Taxable equivalent net interest income increased by $1.3 million to $40.5 million in the third quarter of 2018 compared to the same period in 2017.  The net interest spread was up 5 basis points to 3.26% in the third quarter of 2018 compared to the same period in 2017.  As previously noted, the net interest margin was up 9 basis points to 3.35% for the third quarter of 2018 compared to the same period in 2017.

Taxable equivalent net interest income increased by $4.8 million to $120.0 million in the first nine‑months of 2018 compared to the same period in 2017.  The net interest spread was up 10 basis points to 3.24% in the first nine‑months of 2018 compared to the same period in 2017. As previously noted, the net interest margin was up 12 basis points to 3.32% for the first nine‑months of 2018 compared to the same period in 2017.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of September 30, 2018:

Nonperforming loans and foreclosed real estate:  Total NPLs were $23.8 million at September 30, 2018, compared to $24.3 million at December 31, 2017 and $24.6 million at September 30, 2017.  There were $23.8 million of non‑accrual loans at September 30, 2018 compared to $24.3 million at December 31, 2017 and $24.5 million at September 30, 2017.  There were no loans at September 30, 2018 and 2017 and December 31, 2017 that were past due 90 days or more and still accruing interest.

At September 30, 2018, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $23.8 million at September 30, 2018, $22.8 million were residential real estate loans, $928 thousand were commercial loans and mortgages and $26 thousand were installment loans, compared to $22.7 million, $1.5 million and $57 thousand, respectively at December 31, 2017.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower‑risk than most other types of loans.  Net recoveries were $3 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2018 compared to $569 thousand of net charges for the third quarter of 2017.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits. TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are both brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on nonaccrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.

Index
The Company originates loans throughout its deposit franchise area.  At September 30, 2018, 76.2% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 23.8% were in Florida.  Those figures compare to 76.9% and 23.1%, respectively at December 31, 2017.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession, however conditions in Florida have improved more than in New York in recent periods.  As a percentage of the total nonperforming loans as of September 30, 2018, 8.7% were to Florida borrowers, compared to 91.3% to borrowers in New York and surrounding areas.  For the three‑months ended September 30, 2018, New York and surrounding areas experienced net chargeoffs of approximately $59 thousand, compared to $8 thousand of net chargeoffs in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non‑collection of principal and interest.  Also as of September 30, 2018, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $2.0 million of commercial mortgages and commercial loans classified as impaired as of September 30, 2018 compared to $2.1 million at December 31, 2017.  There were $20.6 million of impaired residential loans at September 30, 2018 and $22.0 million at December 31, 2017.  The average balances of all impaired loans were $23.2 million for the nine months of 2018 and $24.8 million for the full year 2017.

As of September 30, 2018 and December 31, 2017, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or deed in lieu).  As of September 30, 2018 other real estate owned included $1.7 million of foreclosed real estate compared to $2.7 million at December 31, 2017.

Allowance for loan losses:  The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Index
The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of		As of
	September 30, 2018		December 31, 2017
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,999	4.69%	$4,205	4.85%
Real estate - construction	298	0.66%	379	0.85%
Real estate mortgage - 1 to 4 family	34,624	86.70%	33,622	85.56%
Home equity lines of credit	4,912	7.68%	5,195	8.50%
Installment Loans	903	0.26%	769	0.24%
	$44,736	100.00%	$44,170	100.00%

At September 30, 2018, the allowance for loan losses was $44.7 million, compared to $44.1 million at September 30, 2017 and $44.2 million at December 31, 2017.  The allowance represents 1.17% of the loan portfolio as of September 30, 2018 compared to 1.23% at September 30, 2017 and 1.21% at December 31, 2017.

The provision for loan losses was $300 thousand for the quarter ended September 30, 2018 and $550 thousand for the quarter ended September 30, 2017.  Net chargeoffs for the three‑month period ended September 30, 2018 were $67 thousand and were $630 thousand for the prior year period.

During the third quarter of 2018, there were no commercial loan gross chargeoffs and $172 thousand of gross residential mortgage and consumer loan chargeoffs compared with $2 thousand of gross commercial loan recoveries and $103 thousand of residential mortgage and consumer loan recoveries in the third quarter of 2017.  During the third quarter of 2017, there were no commercial loan gross chargeoffs and $847 thousand of gross residential mortgage and consumer loan chargeoffs compared with no gross commercial loan recoveries and $217 thousand of residential mortgage and consumer loan chargeoffs in the third quarter of 2017.

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

The Company uses an industry standard external model as the primary tool to identify, quantify and project changes in interest rates and prepayment speeds taken both from industry sources and internally generated data based upon historical trends in the Bank’s balance sheet.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in market interest rates are also incorporated into the model.  This model calculates an economic or fair value amount with respect to non‑time deposit categories since these deposits are part of the core deposit products of the Company.  The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the fair value of capital or precisely predict the impact of fluctuations in interest rates on the fair value of capital.

Using this model, the fair value of capital projections as of September 30, 2018 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2018.  The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of September 30, 2018	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	18.30%
+300 BP	19.82
+200 BP	21.34
+100 BP	22.86
Current rates	24.08
-100 BP	23.69

Index
Noninterest Income
Total noninterest income for the third quarter of 2018 was $4.5 million versus $4.9 million for the previous year.  Financial services income was down $328 thousand to $1.5 million in the third quarter of 2018 as compared to the year ago period.  Fees for services to customers were down $74 thousand over the same period.  The fair value of assets under management was $886 million at September 30, 2018 and $890 million as of December 31, 2017 and $876 million at September 30, 2017.

For the nine months through September 30, 2018 total noninterest income was $13.6 million, down $456 thousand compared to the prior year period.

Noninterest Expenses
Total noninterest expenses were $24.5 million for the three‑months ended September 30, 2018, compared to $23.5 million for the three‑months ended September 30, 2017.  Significant changes included an increase of $401 thousand in salaries and employee benefits, partly offset by a $336 thousand decrease in FDIC and other insurance.  Full time equivalent headcount decreased from 815 as of September 30, 2017 to 807 as of September 30, 2018.

Total noninterest expenses were $72.8 million for the nine‑months ended September 30, 2018, compared to $70.5 million for the nine‑months ended September 30, 2017.  Significant changes included an increase of $1.8 million in salaries and employee benefits, increases of $975 thousand and $674 thousand, respectively, in outsourced services and equipment expense, partly offset by decreases of $748 thousand in professional services and $858 thousand in FDIC and other insurance.

Income Taxes
In the third quarter of 2018, TrustCo recognized income tax expense of $4.9 million compared to $7.4 million for the third quarter of 2017.  The effective tax rates were 24.5% and 36.9% for the third quarters of 2018 and 2017, respectively.  The lower tax rate was the result of the federal tax legislation enacted in late 2017.  For the first nine‑months, income taxes were $14.5 million in 2018, as compared to $21.3 million in 2017.

Capital Resources
Consistent with its long‑term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.

Banking regulators have moved towards higher required capital requirements due to the standards included in the Basel III reform measures and the Dodd‑Frank Act, as well as a general trend towards reducing risk in the banking system by providing a greater capital margin.

Total shareholders’ equity at September 30, 2018 was $477.1 million compared to $454.9 million at September 30, 2017.  TrustCo declared a dividend of $0.068181 per share in the third quarter of 2018.  This results in a dividend payout ratio of 43.29% based on third quarter 2018 earnings of $15.2 million.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2018 and December 31, 2017:

(Bank Only)

	As of September 30, 2018		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized (1)	Capitalized (1)(2)

Tier 1 leverage capital	$475,036	9.650%	5.000%	4.000%
Common equity tier 1 capital	475,036	17.950	6.500	6.380
Tier 1 risk-based capital	475,036	17.950	8.000	7.880
Total risk-based capital	508,256	19.210	10.000	9.880

	As of December 31, 2017		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized (1)	Capitalized (1)(3)

Tier 1 (core) capital	$444,931	9.152%	5.000%	4.000%
Common equity tier 1 capital	444,931	17.460	6.500	5.750
Tier 1 risk-based capital	444,931	17.460	8.000	7.250
Total risk-based capital	476,942	18.720	10.000	9.250

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The September 30, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent
(3) The December 31, 2017 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.25 percent

(Consolidated)	As of September 30, 2018		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer

Tier 1 leverage capital	$489,564	9.940%	4.000%
Common equity tier 1 capital	489,564	18.490	6.380
Tier 1 risk-based capital	489,564	18.490	7.880
Total risk-based capital	522,800	19.750	9.880

	As of December 31, 2017		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer

Tier 1 leverage capital	$459,561	9.449%	4.000%
Common equity tier 1 capital	459,561	18.020	5.750
Tier 1 risk-based capital	459,561	18.020	7.250
Total risk-based capital	491,590	19.280	9.250

In addition, at September 30, 2018, the consolidated equity to total assets ratio was 9.77%, compared to 9.34% at December 31, 2017 and 9.34% at September 30, 2017.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements.  On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk‑based capital requirements and, for the first time, subjected the Company to consolidated regulatory capital requirements.  Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk‑weighted assets, increased the minimum Tier 1 capital to risk‑based assets requirement from 4.0% to 6.0% of risk‑weighted assets, changed the risk‑weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements.  In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk‑based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses.  The new rule will be phased‑in over several years and will be fully in effect in 2019.  Calendar year 2017 was the third year of implementation of the new capital rules.

As of September 30, 2018, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current and also fully phased‑in capital conservation buffer is taken into account.

Index
Under the OCC’s “prompt corrective action” regulations, a bank is deemed to be “well‑capitalized” when its CET1, Tier 1, total risk‑based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk‑based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At September 30, 2018 and 2017, Trustco Bank met the definition of “well‑capitalized.”

As noted, the Company’s dividend payout ratio was 43.29% of net income for the third quarter of 2018 and 50.07% of net income for the third quarter of 2017.  The per‑share dividend paid in the third quarters 2018 was $0.068181 versus $0.065625 for the same period in the previous year.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 11,600 participants. The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Critical Accounting Policies
Pursuant to Securities and Exchange Commission (SEC) guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies ‑ those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations.  Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities. Included in the average balance of shareholders' equity is the unrealized (loss) gain, net of tax, in the available for sale portfolio of ($15.0) million in 2018 and $(3.9) million in 2017. The subtotals contained in the following table are the arithmetic totals of the items contained in that category. Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
	September 30, 2018			September 30, 2017

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$154,865	787	2.03%	$123,055	465	1.51%	$322	138	184
Mortgage backed securities and collateralized mortgage obligations-residential	287,760	1,601	2.23%	345,248	1,815	2.10%	(214)	(785)	571
State and political subdivisions	453	10	8.88%	522	11	8.43%	(1)	(1)	-
Corporate bonds	30,110	202	2.68%	42,528	153	1.44%	49	(255)	304
Small Business Administration-guaranteed participation securities	62,368	325	2.09%	72,204	380	2.11%	(55)	(52)	(3)
Mortgage backed securities and collateralized mortgage obligations-commercial	0	0	0.00%	9,918	22	0.89%	(22)	(11)	(11)
Other	685	4	2.34%	685	4	2.34%	-	-	-

Total securities available for sale	536,241	2,929	2.18%	594,160	2,850	1.92%	79	(966)	1,045

Federal funds sold and other short-term Investments	486,552	2,425	1.98%	621,878	1,927	1.24%	498	(2,324)	2,822

Held to maturity securities:
Corporate bonds	-	-	-%	6,738	102	6.06%	(102)	(51)	(51)
Mortgage backed securities and collateralized mortgage obligations-residential	24,080	232	3.86%	30,161	276	3.66%	(44)	(131)	87

Total held to maturity securities	24,080	232	3.86%	36,899	378	4.10%	(146)	(182)	36

Federal Reserve Bank and Federal Home Loan Bank stock	8,953	82	3.66%	9,117	125	5.48%	(43)	(17)	(26)

Commercial loans	188,757	2,480	5.25%	183,867	2,482	5.40%	(2)	266	(268)
Residential mortgage loans	3,289,534	33,949	4.13%	3,035,745	31,600	4.16%	2,349	4,094	(1,745)
Home equity lines of credit	294,518	3,418	4.60%	312,812	3,237	4.14%	181	(934)	1,115
Installment loans	9,447	226	9.51%	8,096	200	9.88%	26	70	(44)

Loans, net of unearned income	3,782,256	40,073	4.23%	3,540,520	37,519	4.24%	2,554	3,496	(942)

Total interest earning assets	4,838,082	45,741	3.78%	4,802,574	42,799	3.56%	2,942	7	2,935

Allowance for loan losses	(44,770)			(44,284)
Cash & non-interest earning assets	120,474			127,004

Total assets	$4,913,786			$4,885,294

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$913,150	113	0.05%	$861,387	113	0.05%	-	28	(28)
Money market accounts	508,795	544	0.42%	572,168	469	0.33%	75	(282)	357
Savings	1,244,889	417	0.13%	1,280,318	435	0.14%	(18)	336	(354)
Time deposits	1,156,422	3,864	1.33%	1,078,085	2,247	0.83%	1,617	177	1,440

Total interest bearing deposits	3,823,256	4,938	0.51%	3,791,958	3,264	0.34%	1,674	259	1,415
Short-term borrowings	183,796	277	0.60%	223,238	345	0.62%	(68)	(57)	(11)

Total interest bearing liabilities	4,007,052	5,215	0.52%	4,015,196	3,609	0.36%	1,606	202	1,404

Demand deposits	405,311			389,286
Other liabilities	26,429			28,809
Shareholders' equity	474,994			452,003

Total liabilities and shareholders' equity	$4,913,786			$4,885,294

Net interest income , tax equivalent		40,526			39,190		$1,336	(195)	1,531

Net interest spread			3.26%			3.21%

Net interest margin (net interest income to total interest earning assets)			3.35%			3.26%

Tax equivalent adjustment		(3)			(11)

Net interest income		40,523			39,179

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities. Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of ($13.6) million in 2018 and ($5.4) million in 2017. The subtotals contained in the following table are the arithmetic totals of the items contained in that category. Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended			Nine months ended
	September 30, 2018			September 30, 2017

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
(dollars in thousands)	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$155,434	2,324	1.99%	$139,629	1,667	1.59%	$657	203	454
Mortgage backed securities and collateralized mortgage obligations-residential	300,645	5,039	2.23%	357,347	5,717	2.13%	(678)	(1,080)	402
State and political subdivisions	494	30	8.14%	736	41	7.43%	(11)	(17)	6
Corporate bonds	30,384	485	2.13%	42,272	458	1.44%	27	(205)	232
Small Business Administration-guaranteed participation securities	64,769	1,010	2.08%	75,429	1,189	2.10%	(179)	(167)	(12)
Mortgage backed securities and collateralized mortgage obligations-commercial	3,651	37	1.34%	10,003	66	0.88%	(29)	(67)	38
Other	685	13	2.53%	685	12	2.34%	1	-	1

Total securities available for sale	556,062	8,938	2.14%	626,101	9,150	1.95%	(212)	(1,333)	1,121

Federal funds sold and other short-term Investments	521,470	6,909	1.77%	635,450	4,900	1.03%	2,009	(1,478)	3,487

Held to maturity securities:
Corporate bonds	-	-	-%	8,897	410	6.14%	(410)	(205)	(205)
Mortgage backed securities and collateralized mortgage obligations-residential	25,410	736	3.86%	32,202	888	3.68%	(152)	(220)	68

Total held to maturity securities	25,410	736	3.86%	41,099	1,298	4.21%	(562)	(425)	(137)

Federal Reserve Bank and Federal Home Loan Bank stock	8,893	357	5.35%	9,467	393	5.54%	(36)	(3)	(33)

Commercial loans	187,198	7,336	5.23%	184,932	7,313	5.27%	23	86	(63)
Residential mortgage loans	3,214,950	99,123	4.11%	2,969,363	92,910	4.17%	6,213	8,301	(2,088)
Home equity lines of credit	299,723	10,018	4.47%	321,276	9,453	3.92%	565	(957)	1,522
Installment loans	8,831	644	9.75%	8,117	563	9.25%	81	50	31

Loans, net of unearned income	3,710,702	117,120	4.21%	3,483,688	110,239	4.22%	6,881	7,480	(598)

Total interest earning assets	4,822,537	134,060	3.71%	4,795,805	125,980	3.50%	8,081	4,241	3,840

Allowance for loan losses	(44,573)			(44,317)
Cash & non-interest earning assets	123,134			129,384

Total assets	$4,901,098			$4,880,872

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$899,319	331	0.05%	$840,322	371	0.06%	(40)	30	(70)
Money market accounts	528,310	1,435	0.36%	576,518	1,403	0.32%	32	(171)	203
Savings	1,255,245	1,256	0.13%	1,280,473	1,300	0.14%	(44)	(28)	(16)
Time deposits	1,124,592	10,163	1.21%	1,104,731	6,711	0.81%	3,452	122	3,330

Total interest bearing deposits	3,807,466	13,185	0.46%	3,802,044	9,785	0.34%	3,400	(47)	3,447
Short-term borrowings	202,412	918	0.61%	226,447	1,043	0.61%	(125)	(111)	(14)

Total interest bearing liabilities	4,009,878	14,103	0.47%	4,028,491	10,828	0.36%	3,275	(158)	3,433

Demand deposits	396,288			380,216
Other liabilities	28,062			27,880
Shareholders' equity	466,870			444,285

Total liabilities and shareholders' equity	$4,901,098			$4,880,872

Net interest income , tax equivalent		119,957			115,152		$4,806	4,399	407

Net interest spread			3.24%			3.14%

Net interest margin (net interest income to total interest earning assets)			3.32%			3.20%

Tax equivalent adjustment		(10)			(32)

Net interest income		119,947			115,120

Index
Item 3. Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2017, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three‑month and nine‑month periods ended September 30, 2018 and 2017, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2018, the Company had an average balance of Federal Funds sold and other short‑term investments of $486.6 million compared to $621.9 million in the third quarter of 2017.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short‑term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon this evaluation of those disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.  Further, no evaluation of a cost‑effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

There have been no changes in internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

Index

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S‑K (Item 601)
Exhibit No.	Description

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a‑15(e)/15d‑15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a‑15(e)/15d‑15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

By: /s/ Robert J. McCormick
Robert J. McCormick
President and Chief Executive Officer

By: /s/ Michael M. Ozimek
Michael M. Ozimek
Senior Vice President
and Chief Financial Officer

Date:  November 2, 2018

Index

Exhibits Index

Reg S‑K
Exhibit No.	Description

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a‑15(e)/15d‑15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a‑15(e)/15d‑15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document