Form 10-K
period 2018-12-31
TRUSTCO BANK CORP N Y
filed 2019-03-01
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
Yes.☐ No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒ No.☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes.☒ No.☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 29, 2018, the last business day of the Company’s second fiscal quarter, was $834 million (based upon the closing price of $8.90 on June 29, 2018 as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 27, 2019 was 96,745,858.

Documents Incorporated by Reference: Portions of registrant’s Proxy Statement filed for its 2019 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

INDEX

[NOTE: Index not revised/ updated]

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 854 full-time equivalent employees of TrustCo at year-end 2018. TrustCo had 11,516 shareholders of record as of December 31, 2018 and the closing price of the TrustCo common stock on that date was $6.86.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. At year-end 2018, the Bank operated 161 automatic teller machines and 148 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Indian River, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends. Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2018 consolidated net income and average assets. The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2018 and 2017.

Index
Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $802.6 million as of December 31, 2018.

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

Index
Dodd-Frank Wall Street Reform and Consumer Protection Act and Economic Growth, Regulatory Relief and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in July 2010 and created dramatic changes across the financial regulatory system. Implementation of the Dodd-Frank Act required many new rules to be made by various federal regulatory agencies, including TrustCo’s and the Bank’s regulatory agencies. The Dodd-Frank Act included provisions that, among other effects, created a new agency, statutorily known as the Bureau of Consumer Financial Protection (the “BCFP”), to centralize responsibility for consumer financial protection and be responsible for implementing, examining and enforcing compliance with major federal consumer financial laws, imposed new consumer protection requirements in mortgage loan transactions and increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Dodd-Frank Act or the Regulatory Relief Act will ultimately be applied to the Bank or the Company or what specific impact the Regulatory Relief Act and the yet-to-be-written implementing rules and regulations will have on the Bank.

Dividends

Most of TrustCo’s revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. The payment of dividends by the Bank to TrustCo is subject to continued compliance with minimum regulatory capital requirements, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators.

OCC regulations impose limitations upon all capital distributions by the Bank, including cash dividends, payments to repurchase bank stock, and payments to stockholders of another institution in a cash-out merger. Under the regulations, an application to and the approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC and the Federal Reserve Board of the capital distribution if, like the Bank, it is a subsidiary of a savings and loan holding company. The OCC may disapprove a dividend if the institution would be undercapitalized following the distribution, the proposed capital distribution raises safety and soundness concerns, or the capital distribution would violate a prohibition contained in any statue, regulation or agreement between the bank and a regulator or a condition imposed in a previously approved application or notice.

Index
As noted above, a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must also submit written notice to the Federal Reserve Board prior to such distribution, and Federal Reserve Board may object to the distribution based on safety and soundness or other concerns. The Federal Reserve Board may deny a dividend notice if following the dividend, the savings  association will be less than adequately capitalized, the proposed dividend raises safety and soundness concerns or the proposed dividend violates a prohibition contained in any statute, regulation, enforcement action or agreement between the thrift or holding company and an appropriate federal banking agency, a condition imposed on the savings association or holding company in an application or notice approved by an appropriate federal banking agency or any formal or informal enforcement action involving the savings association or holding company.

Compliance with regulatory standards regarding capital distributions could also limit the amount of dividends that TrustCo may pay to its shareholders.

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018 for information concerning the Bank’s regulatory capital requirements.

Regulatory Capital Requirements and Prompt Corrective Action.

Regulatory Capital Rules. The Company and the Bank are subject to regulatory capital requirements contained in rules published by the Federal Reserve Board, FDIC and OCC. The rules establish a comprehensive capital framework for all U.S. banking organizations designed to implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rules were effective for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements being phased in over a multi-year schedule. Calendar year 2018 was the final year of implementation of the capital rules and the capital rules are fully phased in effective January 1, 2019. Prior to January 2015, the Company was not subject to consolidated regulatory capital requirements.

The capital rules, among other things, provide a “Common Equity Tier 1” (“CET1”) capital measure. CET1 capital is generally defined as common stock instruments that meet the eligibility criteria in the final capital rule (generally, instruments representing the most subordinated claim upon liquidation, having no maturity date and being redeemable via discretionary purchases only with regulatory approval, not being subject to any expectations that the stock will be repurchased, redeemed or cancelled and not being secured by the banking organization or any related entity), retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interests, subject to certain limitations. Tier 1 capital for the Company and the Bank consists of CET1 capital plus “additional Tier 1 capital,” which generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Also under the capital rules, total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Company has made this opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Under the capital rules, the minimum capital ratios are:

·	4.5% CET1 to risk-weighted assets;

Index
·	6.0% Tier 1 capital to risk-weighted assets;

·	8.0% Total capital to risk-weighted assets; and

·	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

At December 31, 2018, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.77%, CET1 capital ratio (CET1 capital to risk-weighted assets) of  a 18.23% Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.23%, and a total capital ratio (total capital to risk-weighted assets) of 19.49%.  Also at December 31, 2018, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 10.13% CET1 capital ratio (CET1 capital to risk-weighted assets) of 18.79% a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.79% and a total capital ratio (total capital to risk-weighted assets) of 20.04%.

As noted above, the capital rules require the Company’s and the Bank’s capital to exceed the regulatory standards plus a capital conservation buffer in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement when it is fully phased in, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. To avoid capital conservation buffer constraints, a banking organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets of more than 7.0%, (ii) Tier 1 capital to risk-weighted assets of more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets of more than 10.5%.

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

The new capital rules modify the calculation of risk-weighted assets, although they generally continue the treatment of residential mortgages under the prior rules. Under the rules, a bank may assign a 50% risk weight to a first-lien residential mortgage exposure that:

·	Is secured by property that is owner-occupied or rented,

·	Is made in accordance with “prudent underwriting standards,” including loan-to-value ratios,

·	Is not 90 days or more past due or in nonaccrual status, and

·	Is not restructured or modified.

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

At December 31, 2018 and 2017, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and FRB regulations.

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

The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act eliminated the previous statutory maximum limit on the FDIC’s reserve ratio (which is generally the ratio of the DIF balance to the estimated amount of deposits insured by the DIF) and set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions. As of September 30, 2018 the reserve rate was 1.36%, exceeding the minimum statutory requirement.

FDIC deposit insurance expense totaled $ 1.5 million, $2.9 million, and $4.7 million, in 2018, 2017, and 2016, respectively. FDIC deposit insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation.  The Federal Housing Finance Agency, the federal agency with authority to issue regulation relative to FICO, projects that the final FICO assessment will be collected in 2019.

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

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2018 totaled approximately $1.1 million.

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

Index
The BCFP has adopted rules related to mortgage loan origination and mortgage loan servicing. In particular, the BCFP has issued a rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective in January 2014.

Anti-Money Laundering and Customer Identification. The Bank is subject to extensive anti-money laundering provisions and requirements, which generally require that it implement a comprehensive customer identification program and an anti-money laundering program and procedures. All financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information-sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act (described below) and other laws. Further, the effectiveness of a financial institution in combating money-laundering activities is a factor to be considered in applications submitted by a financial institution for merger or acquisition proposals. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts effective as of January 17, 2019 was as follows:

Amount of transaction accounts	Reserve Requirement

$0 to $16.3 million	0% of amount.

Over $16.3 million and up to $124.2 million	3% of amount.

Over $124.2 million	10% of amount over $124.2 million

The Bank is in compliance with these requirements.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2018, the Bank owned $4.9 million in FHLB of New York stock, which was in compliance with its obligations.

Index
Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo’s operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

TrustCo’s 2018 Annual Report to Shareholders, which is included as Exhibit 13 hereto, contains a list of certain important factors, in addition to the factors described under Item 1A. Risk Factors, that in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. The list should not be construed as exhaustive, and TrustCo disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. Interest rates have in recent years hit historical low levels. From December 2008 through December 2015, the U.S. Federal Reserve held its target for the federal funds rate at a range of 0.00% to 0.25%. Starting in December 2015, the Federal Reserve started increasing the target range; on December 20, 2018, the FRB increased the target range by 0.25% to a range of 2.25% to 2.50%. Most economists and financial market indicators concur that there will be additional increases in rates.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities, and short-term investments. To the extent that the Federal Reserve raises rates further, our cost of funds may rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on Trustco Bank’s profitability.

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

Our borrowers may not repay their loans according to the terms of the loans, and, as a result of the declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. When determining the amount of the allowance for loan and lease losses (“ALLL”), we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In deciding on the adequacy of the allowance for loan losses, management reviews past due information, historical charge-off and recovery data, and nonperforming loan activity. Also, there are a number of other factors that are taken into consideration, including: the magnitude, nature and trends of recent loan charge-offs and recoveries, the growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and the economic environment in the Upstate New York territory primarily (the Company’s largest geographical area) over the last several years, as well as in the Company’s other market areas. A significant portion of the allowance is determined using qualitative factors. The determination of qualitative factors involves subjective judgement and subjective measurement. If our assumptions and analysis prove to be incorrect, our ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for loan losses. Material additions to our allowance would materially decrease our net income.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected.  The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, greatly increasing the type of date we would need to collect and review to determine the appropriate level of the allowance for loan losses.  This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter.  This differs significantly from the “incurred loss” model required under GAAP, which provides allowances for loan losses that are probable. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine allowance for loan losses and could require us to significantly increase our allowance. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our business, financial condition, and results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. We have actively created a committee and have assembled a project plan and have begun working toward determining the modeling to be utilized and the magnitude of any such one-time cumulative adjustment.

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

Index
The regulatory capital rules could slow our growth, cause us to seek to raise additional capital, or both.

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

Our primary lending emphasis is the origination of one-to-four family first mortgage loans on residential properties; therefore, we are particularly exposed to downturns in the U.S. housing market. The primary risks inherent in our one- to four-family loan portfolio are declines in economic conditions, elevated levels of unemployment or underemployment, and declines in residential real estate values. Any one or a combination of these events may have an adverse impact on borrowers’ ability to repay their loans, which could result in increased delinquencies, non-performing assets, loan losses, and future loan loss provisions.

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 76.1% of our loan portfolio is comprised of loans secured by property located in our markets in and around of New York, and approximately 23.9% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

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

The effects of the Tax Cuts and Jobs Act on our business has been fully analyzed and recorded.

The Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies. On December 22, 2017 H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law. The Act includes many provisions that will affect our income tax expense, including reducing our federal tax rate from 35% to 21%, effective January 1, 2018. As a result of this rate reduction, we are required to re-measure, through income tax expense in the period of enactment, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our net deferred tax asset resulted in additional fourth quarter 2017 income tax expense of $5.1 million.

Index
Also on December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) to address any uncertainty or diversity of views in practice in accounting for the income tax effect of the Act in situations where a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete this accounting in the reporting period that includes the enactment date. SAB 118 allows for a measurement period, not to extend beyond one year of the Act’s enactment date, to complete the necessary accounting.

As of December 31, 2018, the Company’s deferred tax liability for temporary differences between the tax and financial reporting bases of fixed assets and the implementation of software updates to process the calculations associated with the Act’s provisions has been completed.  This Act’s provision allows for 100% bonus depreciation on fixed assets placed in service after September 27, 2017.  The adjustment to the temporary difference between the tax and financial reporting bases of fixed assets resulted in a one-time benefit of $880 thousand.

The new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on a single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

We are subject to extensive regulation, supervision, and examination by the OCC, FRB, and FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s loss allowances, and determine the level of deposit insurance premiums assessed. The Dodd-Frank Act significantly affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies and will continue to do so.  Any change in banking regulations and oversight, and the regulation of other agencies, such as the BCFP and the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.  New or revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

Index
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

Index
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

Index
For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2018, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2018, Trustco Realty had met the two annual income tests and the distribution test.

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

Index
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

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302. The Company operates 148 banking offices, of which 24 are owned and 124 are leased from others. The asset value of these properties, when considered in the aggregate, is not material to the operation of TrustCo.

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

Not applicable.

Index
Executive Officers of TrustCo

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 55, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2001

Scot R. Salvador, Age 52, Executive Vice President and Chief Lending Officer	Executive Vice President and Chief Lending Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 56, Executive Vice President and Chief Risk Officer	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Executive Vice President of TrustCo and Trustco Bank since 2013. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 44, Executive Vice President and Chief Financial Officer	Executive Vice President of TrustCo and Trustco Bank since December 2018. Senior Vice President and Chief Financial Officer since December 2014. Administrative Vice President of TrustCo and Trustco Bank from June 2010 to December 2014. Vice President of Trustco Bank from 2004 to June 2010.	2014

Eric W. Schreck Age 52, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Michael Hall Age 53, General Counsel and Corporate Secretary	Secretary of TrustCo and Trustco Bank since 2016. Vice President of Trustco Bank since 2015. Joined Trustco Bank in 2015. Prior to 2015, attorney in private practice.	2016

Kevin M. Curley Age 53, Executive Vice President and Chief Operations Officer	Executive Vice President and Chief Operations Officer of TrustCo and Trustco Bank since December 2018. Joined Trustco Bank in 1990.	2018

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “TRST.” TrustCo had approximately 11,575 shareholders of record as of February 27, 2019, and the closing price of TrustCo’s common stock on that date was $8.51.

The following table provides information, as of December 31, 2018, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	554,641	$6.65	1,517,183
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	554,641	$6.65	1,517,183

Index
The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2018.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2018	-	$-	-	-
November 1 to November 30, 2018	-	$-	-	-
December 1 to December 31, 2018	-	$-	-	-
Total	-	$-	-	-
*Purchase relates to an employee exercise of incentive stock options.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2018, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this this Item 6 is incorporated herein by reference from the table captioned “FIVE YEAR SUMMARY OF FINANCIAL DATA” in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018, which is filed as Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this  Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Index
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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Executive Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Executive Officers of TrustCo.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Index
Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2018 and 2017.

Consolidated Statements of Income -- Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2018 and 2017.

Exhibits

See the Exhibit Index that appears at the end of this document and is incorporated herein.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 1, 2019	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2019

/s/ Michael M. Ozimek
Michael M. Ozimek	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 1, 2019

*
Dennis A. DeGennaro	Chairman	March 1, 2019

*
Brian C. Flynn	Director	March 1, 2019

*
Thomas O. Maggs	Director	March 1, 2019

*
Dr. Anthony J. Marinello	Director	March 1, 2019

*
William D. Powers	Director	March 1, 2019

*
Lisa M. Lucarelli	Director	March 1, 2019

*	/s/ Robert M. Leonard
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

10(h)*
Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.4 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(i)*
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
10(k)*
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

10(m)*
Master Service Agreement by and between Sungard Wealth Management Services, LLC and TrustCo Bank Corp NY dated April 1, 2004 (portions omitted pursuant to a request for confidential treatment) incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2004.

10(n)*
Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.9 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(o)*
Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing and Scot R. Salvador, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 17, 2009.

10(p)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(q)*
Amended and Restated TrustCo Bank Corp NY 2010 Equity Incentive Plan dated as of March 21, 2017, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 24, 2017.

10(r)*	Amended and Restated 2010 Directors Equity Incentive Plan dated March 17, 2015, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 23, 2015.

10(s)*
Form of Incentive Stock Option Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(t)*	Director Incentive Stock Option Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(u)*
Form of Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

10(v)*
Form of Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

10(w)*
Form of Directors Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

10(x)*
Employment Agreement among Trustco Bank, TrustCo Bank Corp NY And Robert M. Leonard, effective November 19, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 25, 2013.

Index
10(y)*
Amendment No. 1 to 2011 Restatement of Trustco Bank Executive Officer Incentive Plan, effective as of December 17, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 23, 2013.

10(z)*
Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

10(aa)*	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Form 8-K filed February 17, 2016.

10(bb)*
Consulting Agreement between TrustCo Bank Corp NY and Robert T. Cushing effective December 22, 2017, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 22, 2017.

10(cc)*
Form of 2017 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2017.

10(dd)*
Form of 2017 Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2017.

10(ee)*
Form of 2017 Directors Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed on November 27, 2017.

10(ff)*
Form of 2018 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(gg)*
Form of 2018 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(hh)*
Form of 2018 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(ii)
Form of Employment Agreement between TrustCo Bank Corp NY and each of Kevin M. Curley and Michael M. Ozimek, effective December 18, 2018, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 18, 2018.

11**	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2018 is incorporated herein by reference.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2018.

Index
21**	List of Subsidiaries of TrustCo.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney.

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.