Form 10-Q
period 2019-03-31
TRUSTCO BANK CORP N Y
filed 2019-05-03
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019	Commission File Number 0-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14‑1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(518) 377‑3311

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TRST	Nasdaq Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2019
$1.00 Par Value	96,822,301

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)
	Three months ended March 31,
	2019	2018

Interest and dividend income:
Interest and fees on loans	$41,253	38,091
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	783	750
State and political subdivisions	1	7
Mortgage-backed securities and collateralized mortgage obligations-residential	1,555	1,763
Corporate bonds	208	133
Small Business Administration-guaranteed participation securities	297	352
Mortgage-backed securities and collateralized mortgage obligations-commercial	-	42
Other securities	5	5
Total interest and dividends on securities available for sale	2,849	3,052

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	217	260
Total interest on held to maturity securities	217	260

Federal Reserve Bank and Federal Home Loan Bank stock	85	77
Interest on federal funds sold and other short-term investments	3,009	2,017
Total interest income	47,413	43,497

Interest expense:
Interest on deposits:
Interest-bearing checking	121	106
Savings accounts	377	419
Money market deposit accounts	826	439
Time deposits	5,976	2,860
Interest on short-term borrowings	381	358
Total interest expense	7,681	4,182

Net interest income	39,732	39,315
Provision for loan losses	300	300
Net interest income after provision for loan losses	39,432	39,015

Noninterest income:
Trustco financial services income	1,733	1,815
Fees for services to customers	2,520	2,645
Other	384	219
Total noninterest income	4,637	4,679

Noninterest expenses:
Salaries and employee benefits	11,451	10,422
Net occupancy expense	4,167	4,315
Equipment expense	1,902	1,751
Professional services	1,650	1,430
Outsourced services	1,925	1,925
Advertising expense	785	630
FDIC and other insurance	648	1,023
Other real estate (income) expense, net	(24)	372
Other	2,363	2,287
Total noninterest expenses	24,867	24,155

Income before taxes	19,202	19,539
Income taxes	4,644	4,731

Net income	$14,558	14,808

Net income per share:
- Basic	$0.150	0.154

- Diluted	$0.150	0.153
See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2019	2018

Net income	$14,558	14,808

Net unrealized holding gain (loss) on securities available for sale	4,588	(7,160)
Tax effect	(1,192)	1,858

Net unrealized gain (loss) on securities available for sale, net of tax	3,396	(5,302)

Amortization of net actuarial gain	(48)	(72)
Amortization of prior service (credit) cost	(85)	23
Tax effect	35	13
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(98)	(36)

Other comprehensive income (loss), net of tax	3,298	(5,338)
Comprehensive income	$17,856	9,470

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS:

Cash and due from banks	$43,064	49,260

Federal funds sold and other short term investments	576,123	454,449
Total cash and cash equivalents	619,187	503,709

Securities available for sale	546,466	501,463

Held to maturity securities (fair value 2019 $22,283; 2018 $22,924)	21,609	22,501

Federal Reserve Bank and Federal Home Loan Bank stock	8,953	8,953

Loans, net of deferred net costs	3,861,153	3,874,096
Less:
Allowance for loan losses	44,671	44,766
Net loans	3,816,482	3,829,330

Bank premises and equipment, net	34,428	34,694
Operating lease right-of-use assets	51,559	-
Other assets	57,637	58,263

Total assets	$5,156,321	4,958,913

LIABILITIES:
Deposits:
Demand	$408,417	405,069
Interest-bearing checking	895,099	904,678
Savings accounts	1,150,329	1,182,683
Money market deposit accounts	538,043	507,311
Time deposits	1,421,181	1,274,506
Total deposits	4,413,069	4,274,247

Short-term borrowings	159,778	161,893
Operating lease liabilities	56,723	-
Accrued expenses and other liabilities	25,033	32,902

Total liabilities	4,654,603	4,469,042

SHAREHOLDERS’ EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 100,180,132 and 100,175,032 shares issued at March 31, 2019 and December 31, 2018, respectively	100,180	100,175
Surplus	176,510	176,710
Undivided profits	264,364	256,397
Accumulated other comprehensive loss, net of tax	(7,011)	(10,309)
Treasury stock at cost - 3,434,274 and 3,516,440 shares at March 31, 2019 and December 31, 2018, respectively	(32,325)	(33,102)

Total shareholders’ equity	501,718	489,871

Total liabilities and shareholders’ equity	$5,156,321	4,958,913

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Loss	Treasury Stock	Total

Beginning balance, January 1, 2018	$99,998	175,651	219,436	(1,806)	(34,971)	458,308
Net income	-	-	14,808	-	-	14,808
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	1,346	(1,346)	-	-
Other comprehensive income, net of tax	-	-	-	(5,338)	-	(5,338)
Stock options exercised (4,000 shares)	4	16	-	-	-	20
Cash dividend declared, $0.0656 per share	-	-	(6,323)	-	-	(6,323)
Sale of treasury stock (65,289 shares)	-	(21)	-	-	615	594
Stock based compensation expense	-	28	-	-	-	28

Ending balance, March 31, 2018	$100,002	175,674	229,267	(8,490)	(34,356)	462,097

Beginning balance, January 1, 2019	$100,175	$176,710	$256,397	$(10,309)	$(33,102)	$489,871
Net income	-	-	14,558	-	-	14,558
Other comprehensive income, net of tax	-	-	-	3,298	-	3,298
Stock options exercised (5,100 shares)	5	30	-	-	-	35
Cash dividend declared, $0.068125 per share	-	-	(6,591)	-	-	(6,591)
Purchase of treasury stock (4,131 shares)	-	-	-	-	(35)	(35)
Sale of treasury stock (86,297 shares)	-	(218)	-	-	812	594
Stock based compensation expense	-	(12)	-	-	-	(12)

Ending balance, March 31, 2019	$100,180	176,510	264,364	(7,011)	(32,325)	501,718

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$14,558	14,808

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,010	942
Amortization of right-of-use asset	1,470	-
Net gain on sale of other real estate owned	(306)	(137)
Writedown of other real estate owned	140	199
Provision for loan losses	300	300
Deferred tax expense (benefit)	498	(305)
Net amortization of securities	688	915
Stock based compensation expense	(12)	28
Increase in taxes receivable	(18)	(1,787)
(Increase) decrease in interest receivable	(13)	862
Increase in interest payable	448	128
Increase in other assets	(1,545)	(946)
Decrease in operating lease liabilities	(1,488)	-
Decrease in accrued expenses and other liabilities	(3,141)	(3,039)
Total adjustments	(1,969)	(2,840)
Net cash provided by operating activities	12,589	11,968

Cash flows from investing activities:
Proceeds from calls of securities available for sale	16,041	25,028
Proceeds from calls and maturities of held to maturity securities	851	1,377
Proceeds from maturities of securities available for sale	10,000	25,000
Purchases of securities available for sale	(67,103)	(45,224)
Net decrease (increase) in loans	11,863	(31,151)
Proceeds from dispositions of other real estate owned	1,265	1,486
Purchases of bank premises and equipment	(744)	(1,025)
Net cash used in investing activities	(27,827)	(24,509)

Cash flows from financing activities:
Net increase in deposits	138,822	61,754
Net decrease in short-term borrowings	(2,115)	(39,081)
Proceeds from exercise of stock options	35	20
Proceeds from sale of treasury stock	594	594
Purchases of treasury stock	(35)	-
Dividends paid	(6,585)	(6,316)
Net cash provided by financing activities	130,716	16,971
Net increase in cash and cash equivalents	115,478	4,430
Cash and cash equivalents at beginning of period	503,709	612,740
Cash and cash equivalents at end of period	$619,187	617,170

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$7,233	4,054
Income taxes paid	4,662	6,524
Other non cash items:
Transfer of loans to other real estate owned	685	492
Increase in dividends payable	6	7
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	4,588	(7,160)
Change in deferred tax effect on unrealized (loss) gain on securities available for sale	(1,192)	1,858
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(133)	(49)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	35	13
In conjunction with the adoption of ASU 2016-02 as detailed in Note 9 to the Unaudited Consolidated Financial Statements, the following assets were recorded and liabilities were assumed:
Operating lease right-of-use assets	53,029	-
Operating lease liabilities	58,211	-

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2019 is not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2019, the results of operations and cash flows for the three months ended March 31, 2019 and 2018.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the instructions to Form 10‑Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three months ended March 31, 2019 and 2018 is as follows:

(in thousands, except per share data)	For the three months ended March 31,
	2019	2018
Net income	$14,558	14,808
Weighted average common shares	96,744	96,353
Stock Options	78	131
Weighted average common shares including potential dilutive shares	96,822	96,484

Basic EPS	$0.150	0.154

Diluted EPS	$0.150	0.153

For the three months ended March 31, 2019 and 2018, there were no antidilutive stock options excluded from diluted earnings.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three months ended March 31, 2019 and 2018 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018

Service cost	$8	11	18	26
Interest cost	315	326	60	54
Expected return on plan assets	(752)	(687)	(248)	(190)
Amortization of net loss (gain)	-	17	(48)	(89)
Amortization of prior service (credit) cost	-	-	(85)	23
Net periodic benefit	$(429)	(333)	(303)	(176)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2019.  As of March 31, 2019, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	March 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$149,870	26	1,604	148,292
State and political subdivisions	168	4	-	172
Mortgage backed securities and collateralized mortgage obligations - residential	318,864	198	6,116	312,946
Corporate bonds	30,299	89	130	30,258
Small Business Administration - guaranteed participation securities	56,060	-	1,947	54,113
Other	685	-	-	685

Total Securities Available for Sale	$555,946	317	9,797	546,466

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$154,868	-	2,708	152,160
State and political subdivisions	168	5	-	173
Mortgage backed securities and collateralized mortgage obligations - residential	271,386	53	9,407	262,032
Corporate bonds	30,048	-	110	29,938
Small Business Administration - guaranteed participation securities	58,376	-	1,901	56,475
Other	685	-	-	685

Total securities available for sale	$515,531	58	14,126	501,463

The schedule of maturities of securities available for sale is presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments. All other securities are included based on contractual maturities. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$5,165	5,166
Due in one year through five years	175,796	174,180
Due after five years through ten years	61	61
Mortgage backed securities and collateralized mortgage obligations	318,864	312,946
Small Business Administration - guaranteed participation securities	56,060	54,113
	$555,946	546,466

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$-	-	123,289	1,604	123,289	1,604
Mortgage backed securities and collateralized mortgage obligations - residential	27,597	215	251,395	5,901	278,992	6,116
Corporate bonds	4,870	130	-	-	4,870	130
Small Business Administration - guaranteed participation securities	-	-	54,113	1,947	54,113	1,947

Total	$32,467	345	428,797	9,452	461,264	9,797

	December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$29,870	106	112,291	2,602	142,161	2,708
Mortgage backed securities and collateralized mortgage obligations - residential	1,102	11	259,729	9,396	260,831	9,407
Corporate bonds	14,943	98	9,995	12	24,938	110
Small Business Administration - guaranteed participation securities	-	-	56,475	1,901	56,475	1,901

Total	$45,915	215	438,490	13,911	484,405	14,126

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2019 and 2018 are as follows:

(dollars in thousands)	Three months ended March 31,
	2019	2018

Proceeds from sales	$-	-
Proceeds from calls/paydowns	16,041	25,028
Proceeds from maturities	10,000	25,000

There were no gross realized gains or losses from calls of available for sale securities during the three months ended March 31, 2019 and 2018.

There were no sales or transfers of securities available for sale during the three months ended March 31, 2019 and 2018.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$21,609	710	36	22,283
Total held to maturity	$21,609	710	36	22,283

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$22,501	577	154	22,924
Total held to maturity	$22,501	577	154	22,924

The following table distributes the held to maturity portfolio as of March 31, 2019, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$21,609	22,283
	$21,609	22,283

Gross unrecognized losses on securities held to maturity and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

	March 31, 2019
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$-	-	6,501	36	6,501	36

Total	$-	-	6,501	36	6,501	36

	December 31, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$10,958	154	-	-	10,958	154

Total	$10,958	154	-	-	10,958	154

Index
All held to maturity securities are held at cost on the financial statements.

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2019 and 2018.

(c) Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model.

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether any other‑than‑temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of March 31, 2019, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Mortgage backed securities and collateralized mortgage obligations – residential:  At March 31, 2019, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at March 31, 2019.

Corporate Bonds:  March 31, 2019, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Small Business Administration (SBA) - guaranteed participation securities:  March 31, 2019, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Index
(5) Loans and Allowance for Loan Losses

	March 31, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$152,731	15,386	168,117
Other	21,983	247	22,230
Real estate mortgage - 1 to 4 family:
First mortgages	2,438,732	847,444	3,286,176
Home equity loans	71,753	18,264	90,017
Home equity lines of credit	237,874	44,160	282,034
Installment	10,043	2,536	12,579
Total loans, net	$2,933,116	$928,037	3,861,153
Less: Allowance for loan losses			44,671
Net loans			$3,816,482

	December 31, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$156,278	15,275	171,553
Other	24,330	263	24,593
Real estate mortgage - 1 to 4 family:
First mortgages	2,442,711	845,166	3,287,877
Home equity loans	71,523	17,308	88,831
Home equity lines of credit	243,765	45,775	289,540
Installment	9,462	2,240	11,702
Total loans, net	$2,948,069	926,027	3,874,096
Less: Allowance for loan losses			44,766
Net loans			$3,829,330

* Includes New York, New Jersey, Vermont and Massachusetts.

At March 31, 2019 and December 31, 2018, the Company had approximately $27.2 million and $26.7 million of real estate construction loans, respectively.  Of the $27.2 million in real estate construction loans at March 31, 2019, approximately $13.8 million are secured by first mortgages to residential borrowers while approximately $13.4 million were to commercial borrowers for residential construction projects.  Of the $26.7 million in real estate construction loans at December 31, 2018, approximately $14.2 million are secured by first mortgages to residential borrowers while approximately $12.5 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	March 31, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$696	-	696
Other	5	-	5
Real estate mortgage - 1 to 4 family:
First mortgages	18,282	1,542	19,824
Home equity loans	363	-	363
Home equity lines of credit	3,698	102	3,800
Installment	26	-	26
Total non-accrual loans	23,070	1,644	24,714
Restructured real estate mortgages - 1 to 4 family	33	-	33
Total nonperforming loans	$23,103	1,644	24,747

	December 31, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$639	-	639
Other	6	-	6
Real estate mortgage - 1 to 4 family:
First mortgages	18,202	1,812	20,014
Home equity loans	247	-	247
Home equity lines of credit	3,924	103	4,027
Installment	4	15	19
Total non-accrual loans	23,022	1,930	24,952
Restructured real estate mortgages - 1 to 4 family	34	-	34
Total nonperforming loans	$23,056	1,930	24,986

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of March 31, 2019 and December 31, 2018, other real estate owned included $703 thousand and $1.1 million of residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $12.4 million as of March 31, 2019 and December 31, 2018.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of March 31, 2019 and December 31, 2018:

	March 31, 2019

New York and other states*:	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans
(dollars in thousands)

Commercial:
Commercial real estate	$96	-	565	661	152,070	152,731
Other	-	-	-	-	21,983	21,983
Real estate mortgage - 1 to 4 family:
First mortgages	2,798	780	13,471	17,049	2,421,683	2,438,732
Home equity loans	16	27	209	252	71,501	71,753
Home equity lines of credit	913	341	1,999	3,253	234,621	237,874
Installment	70	47	26	143	9,900	10,043

Total	$3,893	1,195	16,270	21,358	2,911,758	2,933,116

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	15,386	15,386
Other	-	-	-	-	247	247
Real estate mortgage - 1 to 4 family:
First mortgages	603	158	571	1,332	846,112	847,444
Home equity loans	-	50	-	50	18,214	18,264
Home equity lines of credit	120	-	50	170	43,990	44,160
Installment	5	19	-	24	2,512	2,536

Total	$728	227	621	1,576	926,461	928,037

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$96	-	565	661	167,456	168,117
Other	-	-	-	-	22,230	22,230
Real estate mortgage - 1 to 4 family:
First mortgages	3,401	938	14,042	18,381	3,267,795	3,286,176
Home equity loans	16	77	209	302	89,715	90,017
Home equity lines of credit	1,033	341	2,049	3,423	278,611	282,034
Installment	75	66	26	167	12,412	12,579

Total	$4,621	1,422	16,891	22,934	3,838,219	3,861,153

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	December 31, 2018

New York and other states*:	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans
(dollars in thousands)

Commercial:
Commercial real estate	$198	-	370	568	155,710	156,278
Other	-	-	-	-	24,330	24,330
Real estate mortgage - 1 to 4 family:
First mortgages	3,276	898	13,267	17,441	2,425,270	2,442,711
Home equity loans	158	94	212	464	71,059	71,523
Home equity lines of credit	963	348	1,691	3,002	240,763	243,765
Installment	44	29	2	75	9,387	9,462

Total	$4,639	1,369	15,542	21,550	2,926,519	2,948,069

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	15,275	15,275
Other	-	-	-	-	263	263
Real estate mortgage - 1 to 4 family:
First mortgages	417	407	721	1,545	843,621	845,166
Home equity loans	50	-	-	50	17,258	17,308
Home equity lines of credit	40	-	50	90	45,685	45,775
Installment	12	7	15	34	2,206	2,240

Total	$519	414	786	1,719	924,308	926,027

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$198	-	370	568	170,985	171,553
Other	-	-	-	-	24,593	24,593
Real estate mortgage - 1 to 4 family:
First mortgages	3,693	1,305	13,988	18,986	3,268,891	3,287,877
Home equity loans	208	94	212	514	88,317	88,831
Home equity lines of credit	1,003	348	1,741	3,092	286,448	289,540
Installment	56	36	17	109	11,593	11,702

Total	$5,158	1,783	16,328	23,269	3,850,827	3,874,096

* Includes New York, New Jersey, Vermont and Massachusetts.

At March 31, 2019 and December 31, 2018, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended March 31, 2019
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,048	39,772	946	44,766
Loans charged off:
New York and other states*	7	392	29	428
Florida	-	29	31	60
Total loan chargeoffss	7	421	60	488

Recoveries of loans previously charged off:
New York and other states*	3	74	6	83
Florida	-	10	-	10
Total recoveries	3	84	6	93
Net loans charged off	4	337	54	395
Provision for loan losses	(310)	550	60	300
Balance at end of period	$3,734	39,985	952	44,671

	For the three months ended March 31, 2018
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,324	39,077	769	44,170
Loans charged off:
New York and other states*	-	131	71	202
Florida	-	-	3	3
Total loan chargeoffs	-	131	74	205

Recoveries of loans previously charged off:
New York and other states*	6	103	6	115
Florida	-	-	-	-
Total recoveries	6	103	6	115
Net loans charged off (recoveries)	(6)	28	68	90
Provision for loan losses	(75)	310	64	300
Balance at end of period	$4,255	39,359	765	44,379

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,734	39,985	952	44,671

Total ending allowance balance	$3,734	39,985	952	44,671

Loans:
Individually evaluated for impairment	$1,467	19,694	-	21,161
Collectively evaluated for impairment	188,880	3,638,533	12,579	3,839,992

Total ending loans balance	$190,347	3,658,227	12,579	3,861,153

	December 31, 2018
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,048	39,772	946	44,766

Total ending allowance balance	$4,048	39,772	946	44,766

Loans:
Individually evaluated for impairment	$1,424	20,864	-	22,288
Collectively evaluated for impairment	194,722	3,645,384	11,702	3,851,808

Total ending loans balance	$196,146	3,666,248	11,702	3,874,096

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired.  TDR’s at March 31, 2019 and December 31, 2018 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of March 31, 2019 and December 31, 2018:

	March 31, 2019

New York and other states*:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	$1,319	$1,490	-	1,281
Other	37	87	-	132
Real estate mortgage - 1 to 4 family:
First mortgages	14,922	15,233	-	14,944
Home equity loans	247	267	-	252
Home equity lines of credit	2,161	2,301	-	2,585

Total	$18,686	19,378	-	19,194

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$111	111	-	84
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,030	2,030	-	2,291
Home equity loans	82	82	-	85
Home equity lines of credit	252	252	-	253

Total	$2,475	2,475	-	2,713

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,430	1,601	-	1,365
Other	37	87	-	132
Real estate mortgage - 1 to 4 family:
First mortgages	16,952	17,263	-	17,235
Home equity loans	329	349	-	337
Home equity lines of credit	2,413	2,553	-	2,838

Total	$21,161	21,853	-	21,907

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	December 31, 2018

New York and other states*:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	$1,274	1,444	-	1,503
Other	38	88	-	123
Real estate mortgage - 1 to 4 family:
First mortgages	15,210	15,661	-	15,577
Home equity loans	252	272	-	262
Home equity lines of credit	2,772	2,996	-	2,772

Total	$19,546	20,461	-	20,237

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$112	112	-	57
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,293	2,399	-	2,455
Home equity loans	84	84	-	86
Home equity lines of credit	253	253	-	326

Total	$2,742	2,848	-	2,924

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,386	1,556	-	1,560
Other	38	88	-	123
Real estate mortgage - 1 to 4 family:
First mortgages	17,503	18,060	-	18,032
Home equity loans	336	356	-	348
Home equity lines of credit	3,025	3,249	-	3,098

Total	$22,288	23,309	-	23,161

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.  Interest income recognized on impaired loans was not material during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018 impaired loans included approximately $10.9 million and $11.1 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a chargeoff is taken at that time.  As a result, as of March 31, 2019 and December 31, 2018, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 3/31/2019			Three months ended 3/31/2018

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	$656	656	4	$642	642
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	3	240	240

Total	4	$656	$656	7	$882	$882

Florida:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	-	$-	-
Home equity loans	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	-	$-	-

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

The following table presents, by class, TDR’s that defaulted during the three months ended March 31, 2019 and 2018 which had been modified within the last twelve months:

	Three months ended 3/31/2019		Three months ended 3/31/2018
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	-	$-
Home equity lines of credit	-	-	1	3

Total	-	$-	1	$3

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	$-	1	$72
Home equity lines of credit	-	-	-	-

Total	-	$-	1	$72

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

Index
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

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2019

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$148,784	3,947	152,731
Other	20,985	998	21,983

	$169,769	4,945	174,714

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$15,386	-	15,386
Other	247	-	247

	$15,633	-	15,633

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$164,170	3,947	168,117
Other	21,232	998	22,230

	$185,402	4,945	190,347

* Includes New York, New Jersey and Massachusetts.

Index
	December 31, 2018

New York and other states:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$152,045	4,233	156,278
Other	23,331	999	24,330

	$175,376	5,232	180,608

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$15,163	112	15,275
Other	263	-	263

	$15,426	112	15,538

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$167,208	4,345	171,553
Other	23,594	999	24,593

	$190,802	5,344	196,146

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $1.5 million and $1.4 million at March 31, 2019 and December 31, 2018, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of March 31, 2019 and December 31, 2018 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of March 31, 2019 and December 31, 2018 is presented in the non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$148,292	$-	$148,292	$-
State and political subdivisions	172	-	172	-
Mortgage backed securities and collateralized mortgage obligations - residential	312,946	-	312,946	-
Corporate bonds	30,258	-	30,258	-
Small Business Administration- guaranteed participation securities	54,113	-	54,113	-
Other securities	685	-	685	-

Total securities available for sale	$546,466	$-	$546,466	$-

	Fair Value Measurements at
	December 31, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$152,160	$-	$152,160	$-
State and political subdivisions	173	-	173	-
Mortgage backed securities and collateralized mortgage obligations - residential	262,032	-	262,032	-
Corporate bonds	29,938	-	29,938	-
Small Business Administration- guaranteed participation securities	56,475	-	56,475	-
Other securities	685	-	685	-

Total securities available for sale	$501,463	$-	$501,463	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,261	$-	$-	$1,261	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)

Impaired loans:
Real estate mortgage - 1 to 4 family	439	-	-	439	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

	Fair Value Measurements at
	December 31, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,675	$-	$-	$1,675	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)

Impaired loans:
Real estate mortgage - 1 to 4 family	459	-	-	459	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $1.3 million at March 31, 2019 and consisted of $560 thousand of commercial real estate and $703 thousand of residential real estate properties.  Valuation charges of $140 thousand are included in earnings for the three months ended March 31, 2019.

Of the total impaired loans of $21.2 million at March 31, 2019, $439 thousand of residential mortgages are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2019.  Gross chargeoffs related to residential impaired loans included in the table above were $19 thousand for the three months ended March 31, 2019.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $1.7 million at December 31, 2018 and consisted of $560 thousand of commercial real estate and $1.1 million of residential real estate properties.  A valuation charge of $769 thousand is included in earnings for the year ended December 31, 2018.

Of the total impaired loans of $22.3 million at December 31, 2018, $459 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2018.  Gross chargeoffs related to residential impaired loans included in the table above amounted to $67 thousand at December 31, 2018.

Index
The carrying amounts and estimated fair values (represents exit price) of financial instruments, at March 31, 2019 and December 31, 2018 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2019 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$619,187	619,187	-	-	619,187
Securities available for sale	546,466	-	546,466	-	546,466
Held to maturity securities	21,609	-	22,283	-	22,283
Federal Reserve Bank and Federal
Home Loan Bank stock	8,953	N/A	N/A	N/A	N/A
Net loans	3,861,153	-	-	3,781,951	3,781,951
Accrued interest receivable	11,354	149	2,214	8,991	11,354
Financial liabilities:
Demand deposits	408,417	408,417	-	-	408,417
Interest bearing deposits	4,004,652	2,583,471	1,415,390	-	3,998,861
Short-term borrowings	159,778	-	159,778	-	159,778
Accrued interest payable	1,472	176	1,296	-	1,472

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$503,709	503,709	-	-	503,709
Securities available for sale	501,463	-	501,463	-	501,463
Held to maturity securities	22,501	-	22,924	-	22,924
Federal Reserve Bank and Federal
Home Loan Bank stock	8,953	N/A	N/A	N/A	N/A
Net loans	3,829,330	-	-	3,753,966	3,753,966
Accrued interest receivable	11,341	353	2,371	8,617	11,341
Financial liabilities:
Demand deposits	405,069	405,069	-	-	405,069
Interest bearing deposits	3,869,178	2,594,672	1,264,772	-	3,859,444
Short-term borrowings	161,893	-	161,893	-	161,893
Accrued interest payable	1,024	104	920	-	1,024

Index
(7) Accumulated Other Comprehensive Income (Loss)

 The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 3/31/2019
(dollars in thousands)	Balance at 12/31/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2019	Balance at 3/31/2019

Net unrealized holding loss on securities available for sale, net of tax	$(10,416)	3,396	-	3,396	(7,020)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(316)	-	(98)	(98)	(414)

Accumulated other comprehensive loss, net of tax	$(10,309)	3,396	(98)	3,298	(7,011)

	Three months ended 3/31/2018
(dollars in thousands)	Balance at 12/31/2017	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2018	Balance at 3/31/2018

Net unrealized holding (gain) loss on securities available for sale, net of tax	$(5,030)	(5,302)	-	(5,302)	(10,332)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	3,054	-	-	-	3,054
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	170	-	(36)	(36)	134
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	(1,346)	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(1,806)	(5,302)	(1,382)	(5,338)	(8,490)

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
(dollars in thousands)	2019	2018	Affected Line Item in Financial Statements

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain (loss)	$48	(72)	Salaries and employee benefits
Amortization of prior service cost	85	23	Salaries and employee benefits
Income tax benefit	(35)	13	Income taxes
Net of tax	98	(36)

Total reclassifications, net of tax	$98	(36)

Index
(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months ended March 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Three months ended
	March 31,
(dollars in thousands)	2019	2018

Non-interest income
Service Charges on Deposits
Overdraft fees	$850	$827
Other	110	114
Interchange Income	1,531	1,306
Wealth management fees	1,733	1,815
Other (a)	413	617

Total non-interest income	$4,637	$4,679

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

Index
(9) Operating Leases

The Company adopted Topic 842 “Leases” effective January 1, 2019 and has applied the guidance to all operating leases within the scope of Topic 842 at that date.  The company elected to adopt practical expedients, which among other things, does not require reassessment of lease classification.

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.  Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Company’s balance sheets.

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of January 1, 2019 the Company did not have any leases with terms of twelve months or less.

As of March 31, 2019 the Company does not have leases that have not yet commenced.   At March 31, 2019 lease expiration dates ranged from two months to 25.5 years and have a weighted average remaining lease term of 9.8 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Other information related to leases was as follows:

(dollars in thousands)	Three months ended March 31,
	2019	2018
Operating lease cost	$1,891	$1,912
Variable lease cost	466	586

Total Lease costs	$2,357	$2,498

(dollars in thousands)	Three months ended March 31,
2019
Supplemental cash flows information:
Cash paid for amounts included in the measurement of
lease liabilities:
Operating cash flows from operating leases	$1,949

Right-of-use assets obtained in exchange for lease obligations:	53,029

Weighted average remaining lease term	9.8 years
Weighted average discount rate	3.30%

Index
Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

(dollars in thousands)

Year ending December 31,
2019(a)	$5,799
2020	7,675
2021	7,613
2022	7,139
2023	6,812
Thereafter	32,254
Total lease payments	$67,292
Less: Interest	10,569

Present value of lease liabilities	$56,723

(a) Excluding three months ended March 31, 2019.

The company has not recognized any options to extend as part of its ROU assets or lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions at December 31, 2018:

(dollars in thousands)

2019	$7,799
2020	7,622
2021	7,555
2022	7,048
2023	6,673
2024 and after	32,722
$69,419

At December 31, 2018, lease expiration dates ranged from five months to 25.8 years.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and became fully phased in on January 1, 2019.  The capital rules include a capital conservation buffer that is designed to absorb losses during periods of economic stress and to require increased capital levels before capital distributions and certain other payments can be made.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The buffer was fully implemented at 2.5% as of January 1, 2019.  Management believes, as of March 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

Index
Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of March 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank and the Company reported the following capital ratios as of March 31, 2019 and December 31, 2018:

(Bank Only)

	As of March 31, 2019		Well Capitalized(1)	Adequately Capitalized(1)(2)
(dollars in thousands)	Amount	Ratio

Tier 1 leverage capital	$492,918	9.760%	5.000%	4.000%
Common equity tier 1 capital	492,918	18.299	6.500	7.000
Tier 1 risk-based capital	492,918	18.299	8.000	8.500
Total risk-based capital	526,727	19.555	10.000	10.500

	As of December 31, 2018		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$484,581	9.767%	5.000%	4.000%
Common equity tier 1 capital	484,581	18.233	6.500	6.380
Tier 1 risk-based capital	484,581	18.233	8.000	7.880
Total risk-based capital	517,948	19.489	10.000	9.880

(Consolidated)
			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of March 31, 2019
(dollars in thousands)	Amount	Ratio

Tier 1 leverage capital	$508,176	10.057%	4.000%
Common equity tier 1 capital	508,176	18.856	7.000
Tier 1 risk-based capital	508,176	18.856	8.500
Total risk-based capital	542,003	20.111	10.500

(dollars in thousands)			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)
	As of December 31, 2018
	Amount	Ratio

Tier 1 leverage ratio	$499,626	10.129%	4.000%
Common equity Tier 1 capital	499,626	18.790	6.380
Tier 1 risk-based capital	499,626	18.790	7.880
Total risk-based capital	533,009	20.046	9.880

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent
(3)	The December 31, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent

Index
(11) New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016 02, Leases (Topic 842) (“ASU 2016 02”).  ASU 2016 02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet.  This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016 02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted.  The Company elected to adopt ASU 2016 02 as of January 1, 2019.  The Company has elected the package of practical expedients permitted in ASC Topic 842.  Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.  The company has also elected the practical expedient to use hindsight in determining the lease term.  As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 (a) a lease liability of approximately $58.2 million, which represents the present value of the remaining lease payments of approximately $69.4 million, discounted using the Company’s incremental borrowing rate, and (b) a ROU asset of approximately $53.0 million which represents the lease liability of $58.2 million adjusted for accrued rent of approximately $5.2 million.  This standard did not have a material impact on the Company’s balance sheets or cash flows from operations and had no impact on the Company’s operating results.  The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses” which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The ASU represents a significant departure from current GAAP and the Company is evaluating the impact of the ASU on its consolidated financial statements, which includes developing a roadmap for implementation of the new standard.  The Company’s committee meets regularly to evaluate the provisions of the ASU, to address the additional data requirements necessary, to determine the approach for implementation and to identify new internal controls over enhanced processes that will be put into place for estimating the allowance under ASU 2016-13. This has included assessing the adequacy of existing loan loss data, as well as developing models for default and loss estimates. The Company expects to continue the validation of models, the development of accounting policies and internal controls and the execution of “trial” or “parallel” runs of its ASU 2016-13 compliant methodology throughout 2019.

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

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of March 31, 2019, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2019 and March 31, 2018 and the related changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2019 and March 31, 2018, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

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
May 3, 2019

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2018, the following important factors, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement:

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

•	changes in management personnel;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	technological changes and electronic, cyber and physical security breaches;
•	changes in local market areas and general business and economic trends;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2018.

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

Following this discussion are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2019 and 2018.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month periods ended March 31, 2019, with comparisons to the corresponding period in 2018, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2018 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2019, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Index
During the first quarter of 2019 financial markets were influenced by both underlying economic conditions and by political developments. For the full first quarter, the S&P 500 Index was up 13.07% and the Dow Jones Industrial Average was up 11.15%.  Credit markets continue to be driven by worldwide economic news and demand shifts between segments of the bond market as investors seek to capture yield.  The shape of the yield curve continued to flatten during the quarter.  The 10‑year Treasury bond averaged 2.65% during Q1 2019 compared to 3.04% in Q4 2018, a decrease of 39 basis points.  The 2‑year Treasury bond average rate decreased 31 basis points to 2.49%, resulting in flattening of the curve.  The spread between the 10‑year and the 2-year Treasury bonds contracted from 0.24% on average in Q4 to 0.16% in Q1.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range remained flat in the first quarter, remaining at a range of 2.25% to 2.50%.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, were down by the end of the quarter as compared to the levels seen a year earlier.  Changes in rates and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of additional actions that the Federal Reserve Board (“FRB”) would take in regard to the extraordinary accommodations that have influenced markets in recent years and further uncertainty regarding the economy and related issues were key factors.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q1/18	Beg of Q1	1.39	1.89	2.20	2.40	0.51
	Peak	1.81	2.34	2.69	2.94	0.78
	Trough	1.39	1.89	2.20	2.40	0.47
	End of Q1	1.73	2.27	2.56	2.74	0.47
	Average in Q1	1.58	2.15	2.53	2.75	0.60

Q2/18	Beg of Q2	1.73	2.27	2.56	2.74	0.47
	Peak	1.95	2.59	2.94	3.11	0.54
	Trough	1.71	2.25	2.55	2.73	0.31
	End of Q2	1.93	2.52	2.73	2.85	0.33
	Average in Q2	1.87	2.47	2.76	2.92	0.44

Q3/18	Beg of Q3	1.93	2.52	2.73	2.85	0.33
	Peak	2.22	2.83	2.99	3.10	0.27
	Trough	1.96	2.53	2.70	2.82	0.29
	End of Q3	2.19	2.81	2.94	3.05	0.24
	Average in Q3	2.07	2.67	2.81	2.92	0.25

Q4/18	Beg of Q4	2.19	2.81	2.94	3.05	0.24
	Peak	2.45	2.98	3.09	3.24	0.26
	Trough	2.19	2.48	2.51	2.69	0.21
	End of Q4	2.45	2.48	2.51	2.69	0.21
	Average in Q4	2.35	2.80	2.88	3.04	0.24

Q1/19	Beg of Q1	2.45	2.48	2.51	2.69	0.21
	Peak	2.49	2.62	2.62	2.79	0.17
	Trough	2.37	2.22	2.18	2.39	0.17
	End of Q1	2.40	2.27	2.23	2.41	0.14
	Average in Q1	2.44	2.49	2.46	2.65	0.16

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

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems, and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.  While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at March 31, 2019, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $14.6 million, or $0.150 of diluted earnings per share, for the three months ended March 31, 2019, compared to net income of $14.8 million, or $0.153 of diluted earnings per share, in the same period in 2018.  Return on average assets was 1.17% and 1.23%, respectively, for the three months ended March 31, 2019 and 2018.  Return on average equity was 11.93% and 13.07%, respectively, for the three months ended March 31, 2019 and 2018.

The primary factors accounting for the change in net income for the three months ended March 31, 2019 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $117.5 million to $4.91 billion for the first quarter of 2019 compared to the same period in 2018.

•
A decrease in taxable equivalent net interest margin for the first quarter of 2019 to 3.24% from 3.29% in the prior year period.  The decrease in the margin, coupled with the increase in average earning assets, resulted in an increase of $414 thousand in taxable equivalent net interest income in the first quarter of 2019 compared to the first quarter of 2018.

•	An increase of $1.0 million in salaries and benefits expense for the first quarter of 2019 compared to the first quarter 2018.

•	An increase of $375 thousand in professional services and advertising expense for the first quarter of 2019 compared to the first quarter of 2018.

•	A decrease of $375 thousand in FDIC assessments for the first quarter 2019 compared to the first quarter 2018.

•	A decrease of $396 thousand in Other real estate expense, net for the first quarter 2019 compared to the first quarter 2018.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report on Form 10-K for the year ended December 31, 2018 is a description of the effect interest rates had on the results for the year 2018 compared to 2017.  Many of the same market factors discussed in the 2018 Annual Report continued to have a significant impact on results through the first quarter of 2019.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  During 2007‑2008 the FRB aggressively reduced the Federal Funds rate, including a decrease from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008.  The target range remained at that level until December 2016 when the range was increased from 0.25% to 0.50%.  Subsequent increases have resulted in the current range of 2.25% to 2.50%.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 35 basis points higher in the first quarter of 2019 relative to the prior year period.  Rates were flat or slightly higher on interest bearing checking accounts and savings accounts but higher on money market accounts and certificates.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the ten-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and on other short-term instruments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the ten‑year Treasury.  The Federal Funds sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Higher market interest rates also generally increase the value of retail deposits.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the ten-year Treasury.  The 10‑year Treasury yield was down 39 basis points, on average, during the first quarter of 2019 compared to the fourth quarter of 2018 and was down 10 basis points as compared to the first quarter of 2018.

The Federal Funds sold and other short term investments portfolios are affected primarily by changes in the Federal Funds target rate.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which is recorded at fair value.  Generally, as interest rates increase the fair value of these securities will decrease.

While TrustCo has been affected by changes in financial markets over time, the impacts have been mitigated by the Company’s generally conservative approach to banking.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in the portfolio, there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has significant capacity to grow its balance sheet given its extensive branch network.  The Company expects that growth to be profitable.  The current interest rate environment, however, has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial.

For the first quarter of 2019, the net interest margin was 3.24%, down 5 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $26.0 million while the average yield increased 35 basis points in the first quarter of 2019 compared to the same period in 2018.  The decrease in the average balance helped to fund the $217.8 million increase in loans.

•
The average balance of securities available for sale decreased by $69.7 million while the average yield increased 11 basis points to 2.23%.  The average balance of held to maturity securities decreased by $4.8 million and the average yield increased 6 basis points to 3.94% for the first quarter of 2019 compared to the same period in 2018, with the decrease due to the maturity of a corporate bond.

Index
•	The average loan portfolio grew by $217.8 million to $3.87 billion and the average yield increased 9 basis points to 4.28% in the first quarter of 2019 compared to the same period in 2018.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $70.3 million and the average rate paid increased 35 basis points to 0.77% in the first quarter of 2019 compared to the same period in 2018.

During the first quarter of 2019, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet is to offer competitive shorter term rates which allowed the Bank to gain market share as well as retain our existing time deposits.  This strategy drove growth at a relatively low cost that will sustain TrustCo’s strong liquidity position and continue to allow us to cross sell new relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $4.80 billion in the first quarter of 2018 to $4.91 billion in the same period of 2019 with an average yield of 3.87% in the first quarter of 2019 and 3.64% in the first quarter of 2018.  The shift in the mix of assets towards a higher proportion of loans and the increase in yield on cash drove the overall yield increase.  Interest income on average earning assets increased from $43.5 million in the first quarter of 2018 to $47.4 million in the first quarter of 2019, on a tax equivalent basis.  The increase was the result of higher volume and yield.

Loans
The average balance of loans was $3.87 billion in the first quarter of 2019 and $3.65 billion in the comparable period in 2018.  The yield on loans increased 9 basis points to 4.28%.  The higher average balances led to an increase in interest income on loans from $38.1 million in the first quarter of 2018 to $41.3 million in the first quarter of 2019.

Compared to the first quarter of 2018, the average balance of residential mortgage loans, commercial and installment loans increased while home equity lines of credit decreased.  The average balance of residential mortgage loans was $3.38 billion in 2019 compared to $3.15 billion in 2018, an increase of 7.2%.  The average yield on residential mortgage loans increased by 3 basis points to 4.14% in the first quarter of 2019 compared to 2018.

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

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, increased $8.1 million to an average balance of $193.7 million in the first quarter of 2019 compared to the same period in the prior year.  The average yield on this portfolio was up 12 basis points to 5.33% compared to the prior year period, primarily reflecting the increase in the prime rate.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 76 basis points to 5.01% during the first quarter of 2019 compared to the year earlier period.  The increase in yield is the result of prime rate increases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 6.6% to $286.2 million in the first quarter of 2019 as compared to the prior year.  Some customers with home equity lines have refinanced their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2019 was $512.0 million compared to $581.7 million for the comparable period in 2018.  The balance reflects routine paydowns, calls and maturities, offset by new investment purchases.  The average yield was 2.23% for the first quarter of 2019 compared to 2.12% for the first quarter of 2018.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), agency-issued commercial mortgage backed securities, Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $9.5 million as of March 31, 2019 compared to a net unrealized loss of $14.1 million as of December 31, 2018.  The unrealized loss in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $22.0 million for the first quarter of 2019 compared to $26.8 million in the first quarter of 2018.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.94% for the first quarter of 2019 compared to 3.88% for the year earlier period. TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2019, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Index
Federal Funds Sold and Other Short-term Investments
The 2019 first quarter average balance of Federal Funds sold and other short-term investments was $503.0 million, a $26.0 million decrease from the $528.9 million average for the same period in 2018.  The yield was 2.43% for the first quarter of 2019 and 1.55% for the comparable period in 2018.  Interest income from this portfolio increased $992 thousand from $2.0 million in 2018 to $3.0 million in 2019, reflecting the target rate increases, partly offset by the decrease in balances.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $145.6 million to $3.9 billion for the first quarter of 2019 versus the first quarter in the prior year, and the average rate paid increased from 0.41% for 2018 to 0.76% for 2019.  Total interest expense on these deposits increased $3.5 million to $7.3 million in the first quarter of 2019 compared to the year earlier period.  From the first quarter of 2018 to the first quarter of 2019, interest bearing account average balances were up 3.9%, certificates of deposit average balances were up 25.2%, non‑interest demand average balances were up 2.8%, average savings balances decreased 8.0% and money market balances were down 5.3%.  Our growth in deposits came at a comparably low cost and continues to be offset by higher earnings on cash reserves, increased loan yields and returns in the investment portfolio.  Because we offered competitive shorter term rates, we would expect margin to begin to stabilize in the later part of 2019 particularly in third and fourth quarter as our shorter term time deposits could reprice lower and provide opportunity for increased margin expansion.

At March 31, 2019, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,038,795
1 to 2 years	362,146
2 to 3 years	11,768
3 to 4 years	5,628
4 to 5 years	2,567
Over 5 years	277
$1,421,181

Average short-term borrowings for the first quarter of 2019 were $159.1 million compared to $234.4 million in the same period in 2018.  The average rate increased during this time period from 0.62% in 2018 to 0.97% in 2019.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income
Taxable equivalent net interest income increased by $414 thousand to $39.7 million in the first quarter of 2019 compared to the same period in 2018.  The net interest spread was down 11 basis points to 3.11% in the first quarter of 2019 compared to the same period in 2018.  As previously noted, the net interest margin was down 5 basis points to 3.24 for the first quarter of 2019 compared to the same period in 2018.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2019:

Nonperforming loans and foreclosed real estate: Total NPLs were $24.7 million at March 31, 2019, compared to $25.0 million at December 31, 2018 and $24.9 million at March 31, 2018.  There were $24.7 million of non-accrual loans at March 31, 2019 compared to $25.0 million at December 31, 2018 and $24.8 million at March 31, 2018.  There were no loans at March 31, 2019 and 2018 and December 31, 2018 that were past due 90 days or more and still accruing interest.

At March 31, 2019, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $24.7 million at March 31, 2019, $24.0 million were residential real estate loans, $701 thousand were commercial loans and mortgages and $26 thousand were installment loans, compared to $24.3 million, $645 thousand and $19 thousand, respectively at December 31, 2018.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net chargeoffs were $337 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2019 compared to $28 thousand for the first quarter of 2018.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At March 31, 2019, 76.0% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 24.0% were in Florida.  Those figures compare to 76.1% and 23.9%, respectively at December 31, 2018.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession, however conditions in Florida have improved more than in New York in recent periods.  As a percentage of the total nonperforming loans as of March 31, 2019, 6.7% were to Florida borrowers, compared to 93.3% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2019, New York and surrounding areas experienced net chargeoffs of approximately $345 thousand, compared to net chargeoffs of $50 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2019, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $1.5 million of commercial mortgages and commercial loans classified as impaired as of March 31, 2019 compared to $1.4 million at December 31, 2018.  There were $19.7 million of impaired residential loans at March 31, 2019 and $20.9 million at December 31, 2018.  The average balances of all impaired loans were $21.9 million for the three months of 2019 and $23.2 million for the full year 2018.

As of March 31, 2019 and December 31, 2018, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At March 31, 2019 there was $1.3 million of foreclosed real estate compared to $1.7 million at December 31, 2018.

Index
Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of March 31, 2019		As of December 31, 2018
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,579	4.58%	$3,903	4.74%
Real estate - construction	318	0.71%	310	0.69%
Real estate mortgage - 1 to 4 family	35,301	87.08%	34,918	86.80%
Home equity lines of credit	4,521	7.30%	4,689	7.47%
Installment Loans	952	0.33%	946	0.30%
	$44,671	100.00%	$44,766	100.00%

At March 31, 2019, the allowance for loan losses was $44.7 million, compared to $44.4 million at March 31, 2018 and $44.8 million at December 31, 2018.  The allowance represents 1.16% of the loan portfolio as of March 31, 2019 compared to 1.21% at March 31, 2018 and 1.16% at December 31, 2018.

The provision for loan losses was $300 thousand for the quarter ended March 31, 2019 and for the quarter ended March 31, 2018.  Net chargeoffs for the three-month period ended March 31, 2019 were $395 thousand primarily driven by a loan sale in the current quarter and were $90 thousand for the prior year period.

During the first quarter of 2019, there were $7 thousand commercial loan chargeoffs and $481 thousand of gross residential mortgage and consumer loan chargeoffs compared with no gross commercial loan chargeoffs and $205 thousand of residential mortgage and consumer loan chargeoffs in the first quarter of 2018.  Gross recoveries during the first quarter of 2019 were $3 thousand for commercial loans and $90 thousand for residential mortgage and consumer loans, compared to $6 thousand for commercial loans and $109 thousand for residential and consumer in the first quarter of 2018.

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

Index
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

Using this model, the fair value of capital projections as of March 31, 2019 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2019.  The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp and 200 bp.

As of March 31, 2019	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	18.12%
+300 BP	19.04
+200 BP	19.91
+100 BP	20.69
Current rates	21.24
-100 BP	19.97
-200 BP	16.90

Index
Noninterest Income
Total noninterest income for both the first quarter of 2019 and 2018 was $4.6 million and $4.7 million, respectively.  There were no significant changes in the components of noninterest income.  The fair value of assets under management was $867 million at March 31, 2019 and $803 million as of December 31, 2018 and $876 million at March 31, 2018.

Noninterest Expenses
Total noninterest expenses were $24.9 million for the three months ended March 31, 2019, compared to $24.2 million for the three months ended March 31, 2018.  Significant changes included a $1.0 million increase in Salaries and benefits, offset by a $771 thousand decrease in ORE expense, net and FDIC and other insurance costs.  Full time equivalent headcount increased from 827 as of March 31, 2018 to 899 as of March 31, 2019.  Salaries and benefits expense increased for the first quarter as the Bank successfully executed a targeted effort to hire and expand certain functions which has now been largely completed.

Income Taxes
In the first quarter of 2019, TrustCo recognized income tax expense of $4.6 million compared to $4.7 million for the first quarter of 2018.  The effective tax rates were 24.2% for the first quarters of 2019 and 2018.

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

Total shareholders’ equity at March 31, 2019 was $501.7 million compared to $462.1 million at March 31, 2018.  TrustCo declared a dividend of $0.068125 per share in the first quarter of 2019.  This results in a dividend payout ratio of 45.23% based on first quarter 2019 earnings of $14.6 million.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2019 and December 31, 2018:

(Bank Only)

	As of March 31, 2019		Well Capitalized(1)	Adequately Capitalized(1)(2)
(dollars in thousands)	Amount	Ratio

Tier 1 leverage capital	$492,918	9.760%	5.000%	4.000%
Common equity tier 1 capital	492,918	18.299	6.500	7.000
Tier 1 risk-based capital	492,918	18.299	8.000	8.500
Total risk-based capital	526,727	19.555	10.000	10.500

(dollars in thousands)	As of December 31, 2018		Well Capitalized(1)	Adequately Capitalized(1)(3)
	Amount	Ratio

Tier 1 (core) capital	$484,581	9.767%	5.000%	4.000%
Common equity tier 1 capital	484,581	18.233	6.500	6.380
Tier 1 risk-based capital	484,581	18.233	8.000	7.880
Total risk-based capital	517,948	19.489	10.000	9.880

(Consolidated)
			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of March 31, 2019
(dollars in thousands)	Amount	Ratio

Tier 1 leverage capital	$508,176	10.057%	4.000%
Common equity tier 1 capital	508,176	18.856	7.000
Tier 1 risk-based capital	508,176	18.856	8.500
Total risk-based capital	542,003	20.111	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2018		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$499,626	10.129%	4.000%
Common equity Tier 1 capital	499,626	18.790	6.380
Tier 1 risk-based capital	499,626	18.790	7.880
Total risk-based capital	533,009	20.046	9.880

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent
(3)	The December 31, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent

In addition, at March 31, 2019, Trustco’s consolidated equity to total assets ratio was 9.73% compared to 9.88% at December 31, 2018 and 9.37% at March 31, 2018.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements.  On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk‑based capital requirements and, for the first time, subjected the Company to consolidated regulatory capital requirements.  Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements.  In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares or pay discretionary bonuses.  The new rule was phased-in over several years and took in full effect for 2019.

As of March 31, 2019, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current, fully phased-in capital conservation buffer taken into account.

Index
Under the OCC’s “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 6.5%, 8%, 10% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At March 31, 2019 and 2018, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 45.23% of net income for the first quarter of 2019 and 42.70% of net income for the first quarter of 2018.  The per-share dividend paid in both the first quarter of 2019 and the fourth quarter of 2018 was $0.068125, and $0.065625 in the first quarter of 2018.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 11,500 participants.  The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s 2018 consolidated financial statements contains a summary of the Company’s significant accounting policies.

Management believes that the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

Index
The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although Management uses current and relevant information available in relation to their loan portfolio, the adequacy of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the adequacy of the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in primarily New York, and Florida. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may experience adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

Pursuant to recent Securities and Exchange Commission (“SEC”) guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies – those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.  Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations.  Included in Note 1 to the Consolidated Financial Statements contained in the Company’s 2018 Annual Report on Form 10‑K is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Recent Accounting Pronouncements
Please refer to Note 11 to the consolidated financial statements for a detailed discussion of new accounting pronouncements and their impact on the Company.

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of ($9.2) million in 2019 and ($12.2) million in 2018.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	March 31, 2019			March 31, 2018

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	AverageRate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$154,258	783	2.03%	$156,593	750	1.92%	$33	(65)	98
Mortgage backed securities and collateralized mortgage obligations-residential	273,004	1,555	2.28%	313,753	1,763	2.25%	(208)	(359)	151
State and political subdivisions	168	2	7.85%	515	10	7.81%	(8)	(8)	-
Corporate bonds	26,862	208	3.09%	33,297	133	1.60%	75	(158)	233
Small Business Administration-guaranteed participation securities	57,057	297	2.08%	67,106	352	2.10%	(55)	(52)	(3)
Mortgage backed securities and collateralized mortgage obligations-commercial	-	-	-%	9,775	42	1.71%	(42)	(21)	(21)
Other	685	5	2.92%	685	5	2.52%	-	-	-

Total securities available for sale	512,034	2,850	2.23%	581,724	3,055	2.12%	(205)	(663)	458

Federal funds sold and other short-term Investments	502,976	3,009	2.43%	528,947	2,017	1.55%	992	(662)	1,654

Held to maturity securities:

Mortgage backed securities and collateralized mortgage obligations-residential	22,037	217	3.94%	26,799	260	3.88%	(43)	(69)	26

Total held to maturity securities	22,037	217	3.94%	26,799	260	3.88%	(43)	(69)	26

Federal Reserve Bank and Federal Home Loan Bank stock	8,953	85	3.80%	8,779	77	3.51%	8	2	6

Commercial loans	193,738	2,583	5.33%	185,646	2,420	5.21%	163	107	56
Residential mortgage loans	3,374,990	34,864	4.14%	3,148,735	32,257	4.11%	2,607	2,367	240
Home equity lines of credit	286,199	3,537	5.01%	306,290	3,210	4.25%	327	(1,162)	1,489
Installment loans	11,897	269	9.17%	8,365	205	9.90%	64	158	(94)

Loans, net of unearned income	3,866,824	41,253	4.28%	3,649,036	38,092	4.19%	3,161	1,470	1,691

Total interest earning assets	4,912,824	47,414	3.87%	4,795,285	43,501	3.64%	3,913	78	3,835

Allowance for loan losses	(44,947)			(44,393)
Cash & non-interest earning assets	176,009			124,867

Total assets	$5,043,886			$4,875,759

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$880,474	121	0.06%	$877,776	106	0.05%	15	-	15
Money market accounts	517,995	826	0.65%	547,136	439	0.33%	387	(162)	549
Savings	1,160,142	377	0.13%	1,260,360	419	0.13%	(42)	(42)	-
Time deposits	1,353,160	5,976	1.79%	1,080,893	2,860	1.07%	3,116	849	2,267

Total interest bearing deposits	3,911,771	7,300	0.76%	3,766,165	3,824	0.41%	3,476	645	2,831
Short-term borrowings	159,076	381	0.97%	234,384	358	0.62%	23	(587)	610

Total interest bearing liabilities	4,070,847	7,681	0.77%	4,000,549	4,182	0.42%	3,499	58	3,441

Demand deposits	397,522			386,563
Other liabilities	80,579			29,129
Shareholders’ equity	494,938			459,519

Total liabilities and shareholders’ equity	$5,043,886			$4,875,760

Net interest income , tax equivalent		39,733			39,319		$414	20	394

Net interest spread			3.11%			3.22%

Net interest margin (net interest income to total interest earning assets)			3.24%			3.29%

Tax equivalent adjustment		(1)			(4)

Net interest income		39,732			39,315

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report on Form 10-K as of December 31, 2018, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2019 and 2018, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2019, the Company had an average balance of Federal Funds sold and other short-term investments of $503.0 million compared to $528.9 million in the first quarter of 2018.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”)) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon this evaluation of those disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

There have been no changes in internal control over financial reporting (as defined in Rule 13a‑15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

Index
PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index
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

Date:  May 3, 2019

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