Form 10-Q
period 2019-06-30
TRUSTCO BANK CORP N Y
filed 2019-08-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission File Number 000-10592

TRUSTCO BANK CORP N Y
(Exact name of registrant as specified in its charter)

New York	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, New York	12302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(518) 377-3311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TRST	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2019
$1 Par Value	96,910,157

Index

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Interest and dividend income:
Interest and fees on loans	$41,432	38,956	82,685	77,047
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	821	787	1,604	1,537
State and political subdivisions	3	6	4	13
Mortgage-backed securities and collateralized mortgage obligations	2,152	1,670	3,707	3,475
Corporate bonds	272	150	480	283
Small Business Administration-guaranteed participation securities	289	333	586	685
Other securities	5	4	10	9
Total interest and dividends on securities available for sale	3,542	2,950	6,391	6,002

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	209	244	426	504
Total interest on held to maturity securities	209	244	426	504

Federal Reserve Bank and Federal Home Loan Bank stock	199	198	284	275
Interest on federal funds sold and other short-term investments	3,282	2,467	6,291	4,484
Total interest income	48,664	44,815	96,077	88,312

Interest expense:
Interest on deposits:
Interest-bearing checking	94	112	215	218
Savings accounts	367	420	744	839
Money market deposit accounts	1,119	452	1,945	891
Time deposits	7,512	3,439	13,488	6,299
Interest on short-term borrowings	381	283	762	641
Total interest expense	9,473	4,706	17,154	8,888

Net interest income	39,191	40,109	78,923	79,424
(Credit) Provision for loan losses	(341)	300	(41)	600
Net interest income after provision for loan losses	39,532	39,809	78,964	78,824

Noninterest income:
Trustco financial services income	1,683	1,596	3,416	3,411
Fees for services to customers	2,611	2,677	5,131	5,322
Other	620	222	1,004	441
Total noninterest income	4,914	4,495	9,551	9,174

Noninterest expenses:
Salaries and employee benefits	11,711	10,741	23,162	21,163
Net occupancy expense	4,006	4,101	8,173	8,416
Equipment expense	1,709	1,793	3,611	3,544
Professional services	1,568	1,814	3,218	3,244
Outsourced services	1,875	1,825	3,800	3,750
Advertising expense	778	670	1,563	1,300
FDIC and other insurance	598	514	1,246	1,537
Other real estate expense, net	210	294	186	666
Other	2,447	2,343	4,810	4,630
Total noninterest expenses	24,902	24,095	49,769	48,250

Income before taxes	19,544	20,209	38,746	39,748
Income taxes	4,877	4,804	9,521	9,535

Net income	$14,667	15,405	$29,225	30,213

Net income per share:
- Basic	$0.152	0.160	$0.302	0.313

- Diluted	$0.151	0.160	$0.302	0.313

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net income	$14,667	15,405	29,225	30,213

Net unrealized holding gain (loss) on securities available for sale	7,177	(1,669)	11,767	(8,830)
Tax effect	(1,864)	425	(3,058)	2,284

Net unrealized gain (loss) on securities available for sale, net of tax	5,313	(1,244)	8,709	(6,546)

Amortization of net actuarial gain	(20)	(106)	(68)	(178)
Amortization of prior service (credit) cost	(82)	22	(167)	45
Tax effect	26	22	61	35
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(76)	(62)	(174)	(98)

Other comprehensive income (loss), net of tax	5,237	(1,306)	8,535	(6,644)
Comprehensive income	$19,904	14,099	37,760	23,569

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS:

Cash and due from banks	$42,471	49,260

Federal funds sold and other short term investments	517,684	454,449
Total cash and cash equivalents	560,155	503,709

Securities available for sale	633,540	501,463

Held to maturity securities (fair value 2019 $21,623; 2018 $22,924)	20,667	22,501

Federal Reserve Bank and Federal Home Loan Bank stock	9,183	8,953

Loans, net of deferred net costs	3,906,409	3,874,096
Less:
Allowance for loan losses	44,365	44,766
Net loans	3,862,044	3,829,330

Bank premises and equipment, net	34,058	34,694
Operating lease right-of-use assets	51,097	-
Other assets	56,926	58,263

Total assets	$5,227,670	4,958,913

LIABILITIES:
Deposits:
Demand	$432,780	405,069
Interest-bearing checking	888,433	904,678
Savings accounts	1,132,308	1,182,683
Money market deposit accounts	562,318	507,311
Time deposits	1,446,428	1,274,506
Total deposits	4,462,267	4,274,247

Short-term borrowings	166,746	161,893
Operating lease liabilities	56,237	-
Accrued expenses and other liabilities	26,790	32,902

Total liabilities	4,712,040	4,469,042

SHAREHOLDERS’ EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 100,180,132 and 100,175,032 shares issued at June 30, 2019 and December 31, 2018, respectively	100,180	100,175
Surplus	176,396	176,710
Undivided profits	272,433	256,397
Accumulated other comprehensive loss, net of tax	(1,774)	(10,309)
Treasury stock at cost - 3,357,831 and 3,516,440 shares at June 30, 2019 and December 31, 2018, respectively	(31,605)	(33,102)

Total shareholders’ equity	515,630	489,871

Total liabilities and shareholders’ equity	$5,227,670	4,958,913

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2018	$99,998	175,651	219,436	(1,806)	(34,971)	458,308
Net income	-	-	14,808	-	-	14,808
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	1,346	(1,346)	-	-
Other comprehensive loss, net of tax	-	-	-	(5,338)	-	(5,338)
Cash dividend declared, $0.0656 per share	-	-	(6,323)	-	-	(6,323)
Stock options exercised (4,000 shares)	4	16	-	-	-	20
Sale of treasury stock (65,289 shares)	-	(21)	-	-	615	594
Stock based compensation expense	-	28	-	-	-	28

Ending balance, March 31, 2018	$100,002	175,674	229,267	(8,490)	(34,356)	462,097
Net income	-	-	15,405	-	-	15,405
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	(1,306)	-	(1,306)
Cash dividend declared, $0.0656 per share	-	-	(6,330)	-	-	(6,330)
Stock options exercised (91,200 shares)	91	592	-	-	-	683
Purchase of treasury stock (45,509 shares)	-	-	-	-	(379)	(379)
Sale of treasury stock (70,792 shares)	-	(72)	-	-	668	596
Stock based compensation expense	-	49	-	-	-	49

Ending balance, June 30, 2018	$100,093	176,243	238,342	(9,796)	(34,067)	470,815

Beginning balance, January 1, 2019	$100,175	176,710	256,397	(10,309)	(33,102)	489,871
Net income	-	-	14,558	-	-	14,558
Other comprehensive income, net of tax	-	-	-	3,298	-	3,298
Stock options exercised (5,100 shares)	5	30	-	-	-	35
Cash dividend declared, $0.068125 per share	-	-	(6,591)	-	-	(6,591)
Purchase of treasury stock (4,131 shares)	-	-	-	-	(35)	(35)
Sale of treasury stock (86,297 shares)	-	(218)	-	-	812	594
Stock based compensation expense	-	(12)	-	-	-	(12)

Ending balance, March 31, 2019	$100,180	176,510	264,364	(7,011)	(32,325)	501,718
Net income	-	-	14,667	-	-	14,667
Other comprehensive income, net of tax	-	-	-	5,237	-	5,237
Cash dividend declared, $0.068125 per share	-	-	(6,598)	-	-	(6,598)
Sale of treasury stock (76,443 shares)	-	(120)	-	-	720	600
Stock based compensation expense	-	6	-	-	-	6

Ending balance, June 30, 2019	$100,180	176,396	272,433	(1,774)	(31,605)	515,630

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$29,225	30,213

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,982	1,946
Amortization of right-of-use asset	2,941	-
Net gain on sale of other real estate owned	(465)	(220)
Writedown of other real estate owned	276	230
(Credit) provision for loan losses	(41)	600
Deferred tax expense	660	70
Net amortization of securities	1,313	1,725
Stock based compensation expense	(6)	77
Net gain on sale of bank premises and equipment	(2)	-
Decrease in taxes receivable	1,038	1,311
(Increase) Decrease in interest receivable	(996)	112
Increase in interest payable	528	158
Increase in other assets	(1,647)	(1,439)
Decrease in operating lease liabilities	(2,983)	-
Decrease in accrued expenses and other liabilities	(1,469)	(1,784)
Total adjustments	1,129	2,786
Net cash provided by operating activities	30,354	32,999

Cash flows from investing activities:
Proceeds from calls of securities available for sale	44,450	49,481
Proceeds from calls and maturities of held to maturity securities	1,754	2,821
Purchases of securities available for sale	(176,045)	(60,088)
Proceeds from maturities of securities available for sale	10,052	45,000
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(230)	(174)
Net increase in loans	(35,385)	(106,869)
Proceeds from dispositions of other real estate owned	1,951	2,521
Proceeds from dispositions of bank premises and equipment	2	-
Purchases of bank premises and equipment	(1,346)	(2,310)
Net cash used in investing activities	(154,797)	(69,618)

Cash flows from financing activities:
Net increase in deposits	188,020	81,944
Net increase (decrease) in short-term borrowings	4,853	(60,286)
Proceeds from exercise of stock options	35	703
Stock based award tax withholding payments	-	(37)
Proceeds from sale of treasury stock	1,194	1,190
Purchases of treasury stock	(35)	(379)
Dividends paid	(13,178)	(12,640)
Net cash provided by financing activities	180,889	10,495
Net increase in cash and cash equivalents	56,446	(26,124)
Cash and cash equivalents at beginning of period	503,709	612,740
Cash and cash equivalents at end of period	$560,155	586,616

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$16,626	4,549
Income taxes paid	8,332	6,524
Other non cash items:
Transfer of loans to other real estate owned	2,712	1,854
Increase in dividends payable	11	13
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	11,767	(8,830)
Change in deferred tax effect on unrealized (gain) loss on securities available for sale	(3,058)	2,284
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(235)	(133)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	61	35

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2019 is not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2019, the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2019 and 2018 is as follows:

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income	$14,667	15,405	$29,225	30,213
Weighted average common shares	96,822	96,449	96,784	96,401
Stock Options	69	131	73	134
Weighted average common shares including potential dilutive shares	96,891	96,580	96,857	96,535

Basic EPS	$0.152	0.160	$0.302	0.313

Diluted EPS	$0.151	0.160	$0.302	0.313

For the three and six months ended June 30, 2019 and 2018, there were no antidilutive stock options excluded from diluted earnings per share.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and six months ended June 30, 2019 and 2018 for its pension and other postretirement benefit plans:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018

Service cost	$13	6	14	26
Interest cost	307	273	60	55
Expected return on plan assets	(654)	(819)	(247)	(191)
Amortization of net (gain) loss	30	(17)	(50)	(89)
Amortization of prior service cost	-	-	(82)	22
Net periodic benefit	$(304)	(557)	(305)	(177)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018

Service cost	$21	17	32	52
Interest cost	622	599	120	109
Expected return on plan assets	(1,406)	(1,506)	(495)	(381)
Amortization of net loss (gain)	30	-	(98)	(178)
Amortization of prior service cost	-	-	(167)	45
Net periodic benefit	$(733)	(890)	(608)	(353)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2019.  As of June 30, 2019, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	June 30, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$184,866	76	494	184,448
State and political subdivisions	166	4	-	170
Mortgage backed securities and collateralized mortgage obligations - residential	356,376	1,631	3,328	354,679
Corporate bonds	40,254	321	108	40,467
Small Business Administration - guaranteed participation securities	53,494	-	403	53,091
Other	685	-	-	685

Total Securities Available for Sale	$635,841	2,032	4,333	633,540

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$154,868	-	2,708	152,160
State and political subdivisions	168	5	-	173
Mortgage backed securities and collateralized mortgage obligations - residential	271,386	53	9,407	262,032
Corporate bonds	30,048	-	110	29,938
Small Business Administration - guaranteed participation securities	58,376	-	1,901	56,475
Other	685	-	-	685

Total securities available for sale	$515,531	58	14,126	501,463

The schedule of maturities of debt securities available for sale is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Index
(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$5,080	5,093
Due in one year through five years	170,836	170,638
Due after five years through ten years	50,055	50,039
Mortgage backed securities and collateralized mortgage obligations	356,376	354,679
Small Business Administration - guaranteed participation securities	53,494	53,091
	$635,841	633,540

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$19,939	61	94,461	433	114,400	494
Mortgage backed securities and collateralized mortgage obligations - residential	4,025	24	243,286	3,304	247,311	3,328
Corporate bonds	14,892	108	-	-	14,892	108
Small Business Administration - guaranteed participation securities	-	-	53,091	403	53,091	403

Total	$38,856	193	390,838	4,140	$429,694	4,333

	December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$29,870	106	112,291	2,602	142,161	2,708
Mortgage backed securities and collateralized mortgage obligations - residential	1,102	11	259,729	9,396	260,831	9,407
Corporate bonds	14,943	98	9,995	12	24,938	110
Small Business Administration - guaranteed participation securities	-	-	56,475	1,901	56,475	1,901

Total	$45,915	215	438,490	13,911	484,405	14,126

Index
The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,
(dollars in thousands)	2019	2018

Proceeds from sales	$-	-
Proceeds from calls/paydowns	28,409	24,453
Proceeds from maturities	52	20,000

	Six months ended June 30,
(dollars in thousands)	2019	2018

Proceeds from sales	$-	-
Proceeds from calls/paydowns	44,450	49,481
Proceeds from maturities	10,052	45,000

There were no gross realized gains or losses from calls of available for sale securities during the three and six months ended June 30, 2019 and 2018.

There were no sales or transfers of securities available for sale during the three and six months ended June 30, 2019 and 2018.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2019
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$20,667	961	5	21,623

Total held to maturity	$20,667	961	5	21,623

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$22,501	577	154	22,924

Total held to maturity	$22,501	577	154	22,924

Index
The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2019, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$20,667	21,623
	$20,667	21,623
Gross unrecognized losses on securities held to maturity and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

	June 30, 2019
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$-	-	2,421	5	2,421	5

Total	$-	-	2,421	5	2,421	5

	December 31, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$10,958	154	-	-	10,958	154

Total	$10,958	154	-	-	10,958	154

There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2019 and 2018.

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

Index
As of June 30, 2019, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Mortgage backed securities and collateralized mortgage obligations – residential:  At June 30, 2019, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Corporate Bonds:  At June 30, 2019, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Small Business Administration (SBA) - guaranteed participation securities:  At June 30, 2019, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$153,550	14,404	167,954
Other	22,280	273	22,553
Real estate mortgage - 1 to 4 family:
First mortgages	2,461,857	876,259	3,338,116
Home equity loans	71,758	18,955	90,713
Home equity lines of credit	233,360	44,199	277,559
Installment	7,588	1,926	9,514
Total loans, net	$2,950,393	$956,016	3,906,409
Less: Allowance for loan losses			44,365
Net loans			$3,862,044

	December 31, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$156,278	15,275	171,553
Other	24,330	263	24,593
Real estate mortgage - 1 to 4 family:
First mortgages	2,442,711	845,166	3,287,877
Home equity loans	71,523	17,308	88,831
Home equity lines of credit	243,765	45,775	289,540
Installment	9,462	2,240	11,702
Total loans, net	$2,948,069	926,027	3,874,096
Less: Allowance for loan losses			44,766
Net loans			$3,829,330

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2019 and December 31, 2018, the Company had approximately $27.7 million and $26.7 million of real estate construction loans, respectively.  Of the $27.7 million in real estate construction loans at June 30, 2019, approximately $13.3 million are secured by second mortgages to residential borrowers while approximately $14.4 million were to commercial borrowers for residential construction projects.  Of the $26.7 million in real estate construction loans at December 31, 2018, approximately $14.2 million are secured by second mortgages to residential borrowers while approximately $12.5 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	June 30, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$902	-	902
Other	3	-	3
Real estate mortgage - 1 to 4 family:
First mortgages	15,818	1,433	17,251
Home equity loans	342	-	342
Home equity lines of credit	3,473	131	3,604
Installment	1	-	1
Total non-accrual loans	20,539	1,564	22,103
Restructured real estate mortgages - 1 to 4 family	31	-	31
Total nonperforming loans	$20,570	1,564	22,134

	December 31, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$639	-	639
Other	6	-	6
Real estate mortgage - 1 to 4 family:
First mortgages	18,202	1,812	20,014
Home equity loans	247	-	247
Home equity lines of credit	3,924	103	4,027
Installment	4	15	19
Total non-accrual loans	23,022	1,930	24,952
Restructured real estate mortgages - 1 to 4 family	34	-	34
Total nonperforming loans	$23,056	1,930	24,986

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of June 30, 2019 and December 31, 2018, other estate owned included $2.1 million and $1.1 million of residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $9.6 million and $12.4 million as of June 30, 2019 and December 31, 2018, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of June 30, 2019 and December 31, 2018:

	June 30, 2019
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$478	-	-	478	153,072	153,550
Other	-	-	-	-	22,280	22,280
Real estate mortgage - 1 to 4 family:
First mortgages	2,746	932	11,363	15,041	2,446,816	2,461,857
Home equity loans	59	-	289	348	71,410	71,758
Home equity lines of credit	464	28	1,700	2,192	231,168	233,360
Installment	57	9	1	67	7,521	7,588

Total	$3,804	969	13,353	18,126	2,932,267	2,950,393

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	14,404	14,404
Other	-	-	-	-	273	273
Real estate mortgage - 1 to 4 family:
First mortgages	555	822	623	2,000	874,259	876,259
Home equity loans	-	50	-	50	18,905	18,955
Home equity lines of credit	141	-	80	221	43,978	44,199
Installment	-	16	-	16	1,910	1,926

Total	$696	888	703	2,287	953,729	956,016

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$478	-	-	478	167,476	167,954
Other	-	-	-	-	22,553	22,553
Real estate mortgage - 1 to 4 family:
First mortgages	3,301	1,754	11,986	17,041	3,321,075	3,338,116
Home equity loans	59	50	289	398	90,315	90,713
Home equity lines of credit	605	28	1,780	2,413	275,146	277,559
Installment	57	25	1	83	9,431	9,514

Total	$4,500	1,857	14,056	20,413	3,885,996	3,906,409

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

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2019 and December 31, 2018, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended June 30, 2019
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,734	39,985	952	44,671
Loans charged off:
New York and other states*	-	205	49	254
Florida	-	-	-	-
Total loan chargeoffs	-	205	49	254

Recoveries of loans previously charged off:
New York and other states*	1	259	4	264
Florida	-	25	-	25
Total recoveries	1	284	4	289
Net loans (recoveries) charged off	(1)	(79)	45	(35)
(Credit) provision for loan losses	178	(101)	(418)	(341)
Balance at end of period	$3,913	39,963	489	44,365

	For the three months ended June 30, 2018
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,255	39,359	765	44,379
Loans charged off:
New York and other states*	-	239	41	280
Florida	-	-	3	3
Total loan chargeoffs	-	239	44	283

Recoveries of loans previously charged off:
New York and other states*	1	89	14	104
Florida	-	-	3	3
Total recoveries	1	89	17	107
Net loans (recoveries) charged off	(1)	150	27	176
Provision for loan losses	(61)	262	99	300
Balance at end of period	$4,195	39,471	837	44,503

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Six months ended June 30, 2019
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,048	39,772	946	44,766
Loans charged off:
New York and other states*	7	597	78	682
Florida	-	29	31	60
Total loan chargeoffs	7	626	109	742

Recoveries of loans previously charged off:
New York and other states*	4	333	10	347
Florida	-	35	-	35
Total recoveries	4	368	10	382
Net loans charged off	3	258	99	360
(Credit) provision for loan losses	(132)	449	(358)	(41)
Balance at end of period	$3,913	39,963	489	44,365

	Six months ended June 30, 2018
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,324	39,077	769	44,170
Loans charged off:
New York and other states*	-	370	112	482
Florida	-	-	6	6
Total loan chargeoffs	-	370	118	488

Recoveries of loans previously charged off:
New York and other states*	7	192	19	218
Florida	-	-	3	3
Total recoveries	7	192	22	221
Net loans (recoveries) charged off	(7)	178	96	267
Provision (recoveries) for loan losses	(136)	572	164	600
Balance at end of period	$4,195	39,471	837	44,503

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,913	39,963	489	44,365

Total ending allowance balance	$3,913	39,963	489	44,365

Loans:
Individually evaluated for impairment	$1,696	19,084	-	20,780
Collectively evaluated for impairment	188,811	3,687,304	9,514	3,885,629

Total ending loans balance	$190,507	3,706,388	9,514	3,906,409

	December 31, 2018
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,048	39,772	946	44,766

Total ending allowance balance	$4,048	39,772	946	44,766

Loans:
Individually evaluated for impairment	$1,424	20,864	-	22,288
Collectively evaluated for impairment	194,722	3,645,384	11,702	3,851,808

Total ending loans balance	$196,146	3,666,248	11,702	3,874,096

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired.  TDR’s at June 30, 2019 and December 31, 2018 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of June 30, 2019 and December 31, 2018:

	June 30, 2019
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,552	1,722	-	1,419
Other	35	35	-	106
Real estate mortgage - 1 to 4 family:
First mortgages	14,100	14,393	-	14,784
Home equity loans	243	263	-	250
Home equity lines of credit	2,395	2,535	-	2,507

Total	$18,325	18,948	-	19,066

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$109	109	-	112
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,014	2,014	-	2,178
Home equity loans	81	81	-	83
Home equity lines of credit	251	251	-	253

Total	$2,455	2,455	-	2,626

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,661	1,831	-	1,531
Other	35	35	-	106
Real estate mortgage - 1 to 4 family:
First mortgages	16,114	16,407	-	16,962
Home equity loans	324	344	-	333
Home equity lines of credit	2,646	2,786	-	2,760

Total	$20,780	21,403	-	21,692

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

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.  Interest income recognized on impaired loans was not material during the three and six months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018 impaired loans included approximately $11.2 million and $11.1 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time.  As a result, as of June 30, 2019 and December 31, 2018, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 6/30/2019			Three months ended 6/30/2018

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	1	$128	128	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	5	718	718	2	125	125
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	3	278	278	-	-	-

Total	9	$1,124	1,124	2	$125	125

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	-	$-	-

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Six months ended 6/30/2019			Six months ended 6/30/2018

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	1	$128	128	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	9	1,368	1,368	4	598	598
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	3	278	278	2	208	208

Total	13	$1,774	1,774	6	$806	806

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	-	$-	-

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

Index
During the three months ended June 30, 2019 and 2018 there were no TDR’s that defaulted which had been modified during the last twelve months. The following table presents, by class, TDR’s that defaulted during the six months ended June 30, 2019 and 2018 which had been modified within the last twelve months:

	Six months ended 6/30/2019		Six months ended 6/30/2018
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	1	3

Total	-	$-	1	$3

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	1	72
Home equity lines of credit	-	-	-	-

Total	-	$-	1	$72

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

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2019

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$148,331	5,219	153,550
Other	21,258	1,022	22,280

	$169,589	6,241	175,830

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$14,404	-	14,404
Other	273	-	273

	$14,677	-	14,677

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$162,735	5,219	167,954
Other	21,531	1,022	22,553

	$184,266	6,241	190,507

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

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $1.3 million and 1.4 million at June 30, 2019 and December 31, 2018, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of June 30, 2019 and December 31, 2018 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of June 30, 2019 and December 31, 2018 is presented in the non-accrual loans table.

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

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally have had a charge off through the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. When obtained, non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$184,448	$-	$184,448	$-
State and political subdivisions	170	-	170	-
Mortgage backed securities and collateralized mortgage obligations - residential	354,679	-	354,679	-
Corporate bonds	40,467	-	40,467	-
Small Business Administration- guaranteed participation securities	53,091	-	53,091	-
Other securities	685	-	685	-

Total securities available for sale	$633,540	$-	$633,540	$-

	Fair Value Measurements at
	December 31, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$152,160	$-	$152,160	$-
State and political subdivisions	173	-	173	-
Mortgage backed securities and collateralized mortgage obligations - residential	262,032	-	262,032	-
Corporate bonds	29,938	-	29,938	-
Small Business Administration- guaranteed participation securities	56,475	-	56,475	-
Other securities	685	-	685	-

Total securities available for sale	$501,463	$-	$501,463	$-

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2019 and 2018.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,625	$-	$-	$2,625	Sales comparison approach	Adjustments for differences between comparable sales	1% - 13% (4%)

Impaired loans:
Real estate mortgage -1 to 4 family	216	-	-	216	Sales comparison approach	Adjustments for differences between comparable sales	7% - 17% (12%)

	Fair Value Measurements at
	December 31, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,675	$-	$-	$1,675	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)

Impaired loans:
Real estate mortgage -1 to 4 family	459	-	-	459	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $2.6 million at June 30, 2019 and consisted of $560 thousand of commercial real estate and approximately $2.1 million of residential real estate properties.  Valuation charges of $106 thousand and $276 thousand are included in earnings for the three and six months ended June 30, 2019, respectively.

Of the total impaired loans of $20.8 million at June 30, 2019, $216 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2019. There were no gross charge offs related to commercial impaired loans for the three and six months ended June 30, 2019.  Gross charge offs related to residential impaired loans included in the table above were $5 thousand for the six months ended June 30, 2019, there were no gross charge offs related to residential impaired loans for the three months ended June 30, 2019.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $1.7 million at December 31, 2018 and consisted of $560 thousand of commercial real estate and $1.1 million of residential real estate properties.  A valuation charge of $769 thousand is included in earnings for the year ended December 31, 2018.

Index
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

In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2019 and December 31, 2018 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2019 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$560,155	560,155	-	-	560,155
Securities available for sale	633,540	-	633,540	-	633,540
Held to maturity securities	20,667	-	21,623	-	21,623
Federal Reserve Bank and Federal
Home Loan Bank stock	9,183	N/A	N/A	N/A	N/A
Net loans	3,862,044	-	-	3,887,326	3,887,326
Accrued interest receivable	12,337	370	2,586	9,381	12,337
Financial liabilities:
Demand deposits	432,780	432,780	-	-	432,780
Interest bearing deposits	4,029,487	2,583,059	1,445,848	-	4,028,907
Short-term borrowings	166,746	-	166,746	-	166,746
Accrued interest payable	1,552	191	1,361	-	1,552

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$503,709	503,709	-	-	503,709
Securities available for sale	501,463	-	501,463	-	501,463
Held to maturity securities	22,501	-	22,924	-	22,924
Federal Reserve Bank and Federal
Home Loan Bank stock	8,953	N/A	N/A	N/A	N/A
Net loans	3,829,330	-	-	3,753,966	3,753,966
Accrued interest receivable	11,341	353	2,371	8,617	11,341
Financial liabilities:
Demand deposits	405,069	405,069	-	-	405,069
Interest bearing deposits	3,869,178	2,594,672	1,264,772	-	3,859,444
Short-term borrowings	161,893	-	161,893	-	161,893
Accrued interest payable	1,024	104	920	-	1,024

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 6/30/2019
(dollars in thousands)	Balance at 4/1/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2019	Balance at 6/30/2019

Net unrealized holding loss on securities available for sale, net of tax	$(7,020)	5,313	-	5,313	(1,707)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(414)	(76)	-	(76)	(490)

Accumulated other comprehensive loss, net of tax	$(7,011)	5,237	-	5,237	(1,774)

	Three months ended 6/30/2018
(dollars in thousands)	Balance at 4/1/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2018	Balance at 6/30/2018

Net unrealized holding (gain) loss on securities available for sale, net of tax	$(10,332)	(1,244)	-	(1,244)	(11,576)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	3,188	-	(62)	(62)	3,126
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	(1,346)	-	-	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(8,490)	(1,244)	(62)	(1,306)	(9,796)

	Six months ended 6/30/2019
(dollars in thousands)	Balance at 1/1/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2019	Balance at 6/30/2019

Net unrealized holding loss on securities available for sale, net of tax	$(10,416)	8,709	-	8,709	(1,707)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	316	(174)	-	(174)	(490)

Accumulated other comprehensive loss, net of tax	$(10,309)	8,535	-	8,535	(1,774)

	Six months ended 6/30/2018
(dollars in thousands)	Balance at 1/1/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2018	Balance at 6/30/2018

Net unrealized holding (gain) loss on securities available for sale, net of tax	$(5,030)	(6,546)	-	(6,546)	(11,576)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	3,224	-	(98)	(98)	3,126
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	(1,346)	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(1,806)	(6,546)	(1,444)	(6,644)	(9,796)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018:

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain (loss)	$20	106	$68	178	Salaries and employee benefits
Amortization of prior service cost	82	(22)	167	(45)	Salaries and employee benefits
Income tax benefit	(26)	(22)	(61)	(35)	Income taxes
Net of tax	76	62	174	98

Total reclassifications, net of tax	$76	62	$174	98

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months and six months ended June 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Non-interest income
Service Charges on Deposits
Overdraft fees	$849	$823	$1,699	$1,650
Other	109	96	219	210
Interchange Income	1,284	1,170	2,815	2,476
Wealth management fees	1,683	1,596	3,416	3,411
Other (a)	989	810	1,402	1,427

Total non-interest income	$4,914	$4,495	$9,551	$9,174

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

Interchange Income:   Interchange revenue primarily consists of interchange fees, volume-related incentives and ATM charges. As the card-issuing bank, interchange fees represent our portion of discount fees paid by merchants for credit/debit card transactions processed through the interchange network.  The levels and structure of interchange rates are set by the card processing companies and are based on cardholder purchase volumes.  The Company earns interchange income as cardholder transactions occur and interchange fees are settled on a daily basis concurrent with the transaction processing services provided to the cardholder.

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

Gains/Losses on Sales of Other real Estate Owned “OREO”:   The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/ (loss) on sale if a significant financing component is present.

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

As of June 30, 2019 the Company does not have leases that have not yet commenced.   At June 30, 2019 lease expiration dates ranged from five months to 25.3 years and have a weighted average remaining lease term of 9.6 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended June 30,
	2019	2018
Operating lease cost	$1,930	$1,928
Variable lease cost	509	468

Total Lease costs	$2,439	$2,396

(dollars in thousands)	Six months ended June 30,
	2019	2018
Operating lease cost	$3,821	$3,840
Variable lease cost	975	1,054

Total Lease costs	$4,796	$4,894

(dollars in thousands)	Six months ended June 30,
2019
Supplemental cash flows information:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,906

Right-of-use assets obtained in exchange for lease obligations:	54,038

Weighted average remaining lease term	9.6 years
Weighted average discount rate	3.30%

Index
Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

(dollars in thousands)

Year ending December 31,
2019(a)	$3,933
2020	7,820
2021	7,818
2022	7,300
2023	6,978
Thereafter	32,600
Total lease payments	$66,449
Less: Interest	10,212

Present value of lease liabilities	$56,237

(a) Excluding the six months ended June 30, 2019.

Future minimum lease payments under non-cancellable leases as of June 30, 2018 were as follows:

(dollars in thousands)

Year ending December 31,
2018(b)	$3,881
2019	7,799
2020	7,622
2021	7,555
2022	7,048
Thereafter	39,395

Total lease payments	$73,300

(b) Excluding six months ended June 30, 2018.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and became fully phased in on January 1, 2019.  The capital rules include a capital conservation buffer that is designed to absorb losses during periods of economic stress and to require increased capital levels before capital distributions and certain other payments can be made.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The buffer was fully implemented at 2.5% as of January 1, 2019.  Management believes, as of June 30, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

Index
Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of June 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank and the Company reported the following capital ratios as of June 30, 2019 and December 31, 2018:

(Bank Only)

	As of June 30, 2019		Well Capitalized(1)	Adequately Capitalized(1)(2)
(dollars in thousands)	Amount	Ratio

Tier 1 leverage capital	$501,685	9.685%	5.000%	4.000%
Common equity tier 1 capital	501,685	18.236	6.500	7.000
Tier 1 risk-based capital	501,685	18.236	8.000	8.500
Total risk-based capital	536,199	19.491	10.000	10.500
	As of December 31, 2018		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$484,581	9.767%	5.000%	4.000%
Common equity tier 1 capital	484,581	18.233	6.500	6.380
Tier 1 risk-based capital	484,581	18.233	8.000	7.880
Total risk-based capital	517,948	19.489	10.000	9.880

(Consolidated)
			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of June 30, 2019
(dollars in thousands)	Amount	Ratio

Tier 1 leverage capital	$516,850	9.974%	4.000%
Common equity tier 1 capital	516,850	18.777	7.000
Tier 1 risk-based capital	516,850	18.777	8.500
Total risk-based capital	551,383	20.031	10.500

	As of December 31, 2018		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$499,626	10.129%	4.000%
Common equity Tier 1 capital	499,626	18.790	6.380
Tier 1 risk-based capital	499,626	18.790	7.880
Total risk-based capital	533,009	20.046	9.880

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent
(3)	The December 31, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent

Index
(11) New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016 02, Leases (Topic 842) (“ASU 2016 02”).  ASU 2016 02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet.  This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016 02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted.  The Company elected to adopt ASU 2016 02 as of January 1, 2019.  The Company has elected the package of practical expedients permitted in ASC Topic 842.  Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.  The company has also elected the practical expedient to use hindsight in determining the lease term.  As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 (a) a lease liability of approximately $58.2 million, which represents the present value of the remaining lease payments of approximately $69.4 million, discounted using the Company’s incremental borrowing rate, and (b) a ROU asset of approximately $53.0 million which represents the lease liability of $58.2 million adjusted for accrued rent of approximately $5.2 million.  This standard did not have a material impact on the Company’s key performance metrics and had no impact on the Company’s operating results.  The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses” which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019.  The ASU represents a significant departure from current GAAP and the Company is evaluating the impact of the ASU on its consolidated financial statements, which includes developing a roadmap for implementation of the new standard.  The Company’s committee meets regularly to evaluate the provisions of the ASU, to address the additional data requirements necessary, to determine the approach for implementation and to identify new internal controls over enhanced processes that will be put into place for estimating the allowance under ASU 2016-13. To date, the Company has completed a detailed implementation plan with a software solution to serve as its CECL platform. The Company is developing models for default and loss estimates, documenting processes, controls and accounting policy elections for the execution of “trial” or “parallel” runs of its ASU 2016-13 compliant methodology throughout 2019.

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

In April 2019, Accounting Standards Update No. 2019-04 “Codification improvements to topic 326 Financial Instruments-Credit Losses, Topic 815 Derivatives and Hedging, and Topic 825, “Financial Instruments” (“ASU 2019-04”) was issued to provide additional clarification on the scope and disclosure requirements of Topic 326, ASU 2019-04 includes provisions related to accounting policy elections that can be made by the entity related to accrued interest receivable and expected prepayments on financial assets, the inclusion of recoveries in estimating the allowance for credit losses and consideration of contract extension and renewals when determining the contractual term. This ASU also provides clarification on the tabular vintage disclosures related to line-of-credit arrangements that convert term loans. The Company currently writes off the uncollectible accrued interest receivable balance upon nonaccrual status by reversing interest income. The company currently includes recoveries in estimating the allowance for credit losses and is evaluating all other components of the update and their impacts to the Company effective December 15, 2019.

In May 2019, Accounting Standards update No. 2019-05, “Financial Instruments – Credit Losses ( Topic 326);Targeted transition relief” (“ASU 2019-05”) was issued to allow an entity to make an irrevocable fair value option election on instruments within the scope of Topic 326 that are measured at amortized cost, except for Held-to-maturity debt securities. This election can be applied on all instrument-by instrument basis upon adoption of Topic 326.  The Company is currently reviewing the impacts of the update to the Company effective December 15, 2019.

Index

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of June 30, 2019, and the related consolidated statements of income and comprehensive income for the three-month and six- month periods ended June 30, 2019 and June 30, 2018 and the related changes in shareholders’ equity and cash flows for the six- month periods ended June 30, 2019 and June 30, 2018, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of financial condition of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management.  We conducted our review in accordance with the standards of the PCAOB. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

Livingston, New Jersey
August 8, 2019

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer,  that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  All statements in this news release that are not historical are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods.  Examples of forward-looking statements include, among others, statements we make regarding our expectations for our performance during 2019, the impact of Federal Reserve actions regarding interest rates and the growth of loans and deposits throughout our branch network, our ability to capitalize on economic changes in the areas in which we operate and the extent to which higher expenses to fulfill operating and regulatory requirements recur or diminish over time.  Such forward-looking statements are subject to factors that could cause actual results to differ materially for TrustCo from those discussed.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Index
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
•
unanticipated effects from the Tax Cuts & Jobs Act of 2017 that may limit its benefits or adversely impact our business, which could include decreased demand for borrowing by our customers or increased price competition that offsets the benefits of decreased federal income tax expense;

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

Index
Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three-month and six-month periods ended June 30, 2019 and 2018.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and six-month month periods ended June 30, 2019, with comparisons to the corresponding period in 2018, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2018 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 1, 2019, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

During the second quarter of 2019 broad financial markets were influenced by both underling economic conditions and by political developments.  Ongoing trade negotiations among many of the leading nations signaled a desire to resolve trade issues and to remove the uncertainty that the current tariffs have created.  US equity markets were favorable and showed continued volatility during the quarter.  For the second quarter, the S&P 500 index was up 4.3% and the Dow Jones industrial average was up 3.2% indicating strength across most equity market participants, which generally signals investor confidence in economic activity.  Credit markets continue to be driven by worldwide economic and political news and demand shifts between segments of the bond market as investors seek to capture yield and prepare for a potential rate change by the Federal Reserve Board.  Some indicators have developed that would signal the Fed is considering a rate cut in the near future and as such that has helped to compress rates on various maturities of bonds even further.  The shape of the yield curve remained flat during the quarter.  The 10-year Treasury bond averaged 2.34% during the second quarter compared to 2.65% in the first quarter of 2019 a decrease of 31 basis points.  The 2-year Treasury bond average rate decreased 36 basis points to 2.13% resulting in continued flattening of the cure.  The spread between the 10-year and the 2-year Treasury bonds expanded slightly from 0.16% on average in the first quarter to 0.21% in the second quarter of 2019.  This spread had been depressed in recent years and compares to 2.42% during its most recent peak in the fourth quarter of 2013.  Steeper yield curves are generally favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates. The target Federal Funds rate remained flat at 2.25% to 2.50% for the quarter.  Spreads for most asset classes, including agency securities, corporates, municipals and mortgage-backed securities, were down by the end of the quarter as compared to the levels of a year earlier.  Rate changes and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of additional actions that the Federal Reserve Board would take in regard to the uncertainty regarding the economy and related issues are key factors.  Low risk free rates in major nations have caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rates.  The Federal Reserve’s decision as to the direction and timing of a rate change is widely anticipated by the markets and has been considered in establishing longer term market rates.

Index

		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q1/18	Beg of Q1	1.39	1.89	2.20	2.40	0.51
	Peak	1.81	2.34	2.69	2.94	0.78
	Trough	1.39	1.89	2.20	2.40	0.47
	End of Q1	1.73	2.27	2.56	2.74	0.47
	Average in Q1	1.58	2.15	2.53	2.75	0.60

Q2/18	Beg of Q2	1.73	2.27	2.56	2.74	0.47
	Peak	1.95	2.59	2.94	3.11	0.54
	Trough	1.71	2.25	2.55	2.73	0.31
	End of Q2	1.93	2.52	2.73	2.85	0.33
	Average in Q2	1.87	2.47	2.76	2.92	0.44

Q3/18	Beg of Q3	1.93	2.52	2.73	2.85	0.33
	Peak	2.22	2.83	2.99	3.10	0.27
	Trough	1.96	2.53	2.70	2.82	0.29
	End of Q3	2.19	2.81	2.94	3.05	0.24
	Average in Q3	2.07	2.67	2.81	2.92	0.25

Q4/18	Beg of Q4	2.19	2.81	2.94	3.05	0.24
	Peak	2.45	2.98	3.09	3.24	0.26
	Trough	2.19	2.48	2.51	2.69	0.21
	End of Q4	2.45	2.48	2.51	2.69	0.21
	Average in Q4	2.35	2.80	2.88	3.04	0.24

Q1/19	Beg of Q1	2.45	2.48	2.51	2.69	0.21
	Peak	2.49	2.62	2.62	2.79	0.17
	Trough	2.37	2.22	2.18	2.39	0.17
	End of Q1	2.40	2.27	2.23	2.41	0.14
	Average in Q1	2.44	2.49	2.46	2.65	0.16

Q2/19	Beg of Q2	2.43	2.33	2.31	2.49	0.16
	Peak	2.47	2.41	2.41	2.60	0.19
	Trough	2.11	1.71	1.73	2.00	0.29
	End of Q2	2.12	1.75	1.76	2.00	0.25
	Average in Q2	2.35	2.13	2.12	2.34	0.21

The United States economy continues to show improvements in selected geographic areas.  Economic conditions vary significantly over geographic areas with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors. The unprecedented intervention by governments in markets and attempts to stimulate the economy including the significant easing of monetary policy in the recent past is gradually being unwound based on the guidance released by the Federal Reserve.  Economic activity in Europe, China and elsewhere remains mixed.  This has added to the uncertainty of global growth and the general direction of interest rates.  Political changes in Europe, the United Kingdom and in South America has also added to this situation and this has in turn increased demand for risk free assets.  Current tensions regarding trade and tariffs have significantly heightened uncertainty.  Finally regulatory changes that have been enacted are expected to continue to impact the banking industry going forward.  These regulatory changes have added significant operating expense and operational burdens and have fundamentally changed the way banks conduct business.  The current administration has set policy initiatives that include attempts to reduce the regulatory burden.  The timing, extent and impact of these new actions are not yet finalized and the actual impact on day to day banking operations is uncertain.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.  While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at June 30, 2019, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $14.7 million, or $0.151 of diluted earnings per share, for the three months ended June 30, 2019, compared to net income of $15.4 million, or $0.160 of diluted earnings per share, in the same period in 2018.  Return on average assets was 1.14% and 1.26%, respectively, for the three-months ended June 30, 2019 and 2018.  Return on average equity was 11.60% and 13.26%, respectively, for the three-months ended June 30, 2019 and 2018.

The primary factors accounting for the change in net income for the three months ended June 30, 2019 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $210.0 million or 4.3% to $5.04 billion for the second quarter of 2019 compared to the same period in 2018.

•
A decrease in taxable equivalent net interest margin for the second quarter of 2019 to 3.11% from 3.32% in the prior year period.  The decrease in the margin, offset with the increase in average earning assets, resulted in a decrease of $927 thousand in taxable equivalent net interest income in the second quarter of 2019 compared to the second quarter of 2018.

•
An increase of $970 thousand in salaries and employee benefits for the second quarter of 2019 compared to the second quarter of 2018. This increase was primarily driven by $542 thousand of additional expenses for our various benefit plans to true up our future estimated benefit liabilities primarily due to the increase in stock price at quarter end.

•	An increase of $158 thousand in outsourced services and advertising for the second quarter of 2019 compared to the second quarter of 2018.

Index
•	A decrease of $246 thousand in professional services expense for the second quarter of 2019 compared to the second quarter of 2018.

•
A decrease of $641 thousand in provision for loan losses for the second quarter of 2019 compared to the second quarter of 2018 driven by the sale of the credit card portfolio which resulted in a gain of $176 thousand and reduced the required loan loss reserve by $541 thousand.

TrustCo recorded net income of $29.2 million, or $0.302 of diluted earnings per share, for the six-months ended June 30, 2019, compared to net income of $30.2 million, or $0.313 of diluted earnings per share, in the same period in 2018.  Return on average assets was 1.15% and 1.24%, respectively, for the six-months ended June 30, 2019 and 2018.  Return on average equity was 11.76% and 13.17%, respectively, for the six-months ended June 30, 2019 and 2018.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, by the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2018 is a description of the effect interest rates had on the results for the year 2018 compared to 2017.  Many of the same market factors discussed in the 2018 Annual Report continued to have a significant impact on results through the second quarter of 2019.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  As noted previously, during 2007-2008 the FRB aggressively reduced the Federal Funds rate, including a decrease from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008.  The target range remained at that level until December 2016 when the range was increased from 0.25% to 0.50%.  Subsequent increases have resulted in the current range of 2.25% to 2.50%.

Index
The yield on the 10-year Treasury bond increased by 64 basis points from 2.40% at the beginning of 2018 to the year-end level of 3.04%, despite the increases in short term rates.  The rate on the ten year Treasury bond and other long-term interest rates have a significant influence on the rates offered for new residential real estate loans.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and on other short-term instruments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10-year Treasury yield was down 31 basis points, on average, during the second quarter of 2019 compared to the first quarter of 2019 and was down 58 basis points as compared to the second quarter of 2018.  The Federal Funds sold portfolio and other short-term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates and rates offered by competitors.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates decrease, the fair value of the securities will increase and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Higher market interest rates generally increase the value of retail deposits.

While the increase in the Federal Funds target range had a beneficial impact on earnings on the Company’s cash position, the net effect of market changes in interest rates during 2019 was that yields earned on both the investment portfolios and loans remained quite low in 2019 relative to historic levels, while deposit costs began to increase driven by the competitiveness of the market to drive liquidity to fund lending.

As a portfolio lender, TrustCo does not sell loans into the secondary market in the normal course of business and is able to establish rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with secondary market rates.  Financial market volatility and the problems faced by the financial services industry have lessened the influence of the secondary market; however, various programs initiated by arms of the federal government have had an impact on rate levels for certain products.  Most importantly, a government goal of keeping mortgage rates low has been supported by targeted buying of certain securities, thus supporting prices and constraining yields,  although that effort is now being gradually unwound.  Very low interest rates in many markets around the world have also increased demand for US fixed income assets and contributed to the decline in yields on these assets.  The Federal Reserve Board began to increase short term rates with the expectation that this would filter through to longer term asset yields.  This has not been the case which heightens the demand for longer term assets and the expectations that the US economic activity will continue to expand at modest but manageable levels in the future.

Index
Interest rates generally remained below historic norms on both short term and longer term investments during the second quarter of 2019.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in the portfolio, there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the second quarter of 2019, the net interest margin was 3.11%, down 21 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $3.7 million while the average yield increased 59 basis points in the second quarter of 2019 compared to the same period in 2018.

•
The average balance of securities available for sale increased by $41.1 million while the average yield increased 24 basis points to 2.39%.  The average balance of held to maturity securities decreased by $4.2 million and the average yield increased 10 basis points to 3.95% for the second quarter of 2019 compared to the same period in 2018 due to the maturity of corporate bond.

•	The average loan portfolio grew by $176.6 million to $3.88 billion and the average yield increased 6 basis points to 4.28% in the second quarter of 2019 compared to the same period in 2018.

•
The average balance of interest bearing liabilities (primarily time deposits) increased $149.4 million and the average rate paid increased 44 basis points to 0.91% in the second quarter  of 2019 compared to the same period in 2018.

During the second quarter of 2019, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

Index
The strategy on the funding side of the balance sheet continues to be to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.83 billion in the second quarter of 2018 to $5.04 billion in the same period of 2019 with an average yield of 3.86% in the second quarter of 2019 and 3.72% in the second quarter of 2018.  The shift in the mix of assets towards a higher proportion of loans and the increase in yield on cash drove the overall yield increase.  Interest income on average earning assets increased from $44.8 million in the second quarter of 2018 to $48.7 million in the second quarter of 2019, on a tax equivalent basis.  The increase was the result of higher volume and yield.

Loans
The average balance of loans was $3.88 billion in the second quarter of 2019 and $3.70 billion in the comparable period in 2018.  The yield on loans was up 6 basis points to 4.28%.  The higher average balances led to an increase in interest income on loans from $39.0 million in the second quarter of 2018 to $41.4 million in the second quarter of 2019.

Compared to the second quarter of 2018, the average balance of residential mortgage loans, commercial loans, and installment loans increased.  The average balance of residential mortgage loans was $3.40 billion in the second quarter of 2019 compared to $3.21 billion in 2018, an increase of 6.0%.  The average yield on residential mortgage loans increased by 3 basis points to 4.14% in the second quarter of 2019 compared to 2018.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming a rise in long-term interest rates, the Company would anticipate that the unique features of its residential loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $2.7 million to an average balance of $189.9 million in the second quarter of 2019 compared to the same period in the prior year.  The average yield on this portfolio was up 14 basis points to 5.36% compared to the prior year period.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 40 basis points to 5.01% during the second quarter of 2019 compared to the year earlier period.  The increase in yield is the result of prime rate increases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 6.3% to $279.6 million in the second quarter of 2019 as compared to the prior year.  With the tax deductibility changes of home equity line interest, some customers have refinanced their balances into fixed rate mortgage loans.

Index
Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2019 was $591.8 million compared to $550.7 million for the comparable period in 2018.  The balance reflects routine paydowns, calls and maturities, offset by new investment purchases.  The average yield was 2.39% for the second quarter of 2019 compared to 2.15% for the second quarter of 2018.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in accumulated other comprehensive loss, net of tax.

The net unrealized loss in the available for sale securities portfolio was $2.3 million as of June 30, 2019 compared to a net unrealized loss of $14.1 million as of December 31, 2018.  The unrealized loss in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $21.2 million for the second quarter of 2019 compared to $25.4 million in the second quarter of 2018.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.95% for the second quarter of 2019 compared to 3.85% for the year earlier period.  Since the same period last year, the higher yield reflects the slowdown of prepayments of the underlying mortgage backed securities in this portfolio.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2019, this portfolio consisted solely of agency issued mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2019 second quarter average balance of Federal Funds sold and other short-term investments was $545.7 million, a $3.7 million decrease from the $549.4 million average for the same period in 2018.  The yield was 2.41% for the second quarter of 2019 and 1.82% for the comparable period in 2018.  Interest income from this portfolio increased $815 thousand from $2.5 million in 2018 to $3.3 million in 2019, reflecting the target rate increases, partly offset by the decrease in average balances.

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

Total average interest bearing accounts (which includes interest bearing checking, money market accounts, savings, and time deposits) increased $173.6 million to $4.01 billion for the second quarter of 2019 versus the second quarter in the prior year, and the average rate paid increased from 0.47% for 2018 to 0.91% for 2019.  Total interest expense on these deposits increased from $4.4 million to $9.1 million in the second quarter of 2019 compared to the year earlier period.  From the second quarter of 2018 to the second quarter of 2019, interest bearing demand account average balances were down 3.0%, certificates of deposit average balances were up 26.5%, non-interest demand average balances were up 5.4%, average savings balances decreased 9.7% and money market balances were up 4.6%.   Because we offered competitive shorter term rates, we would expect margin to begin to stabilize in the later part of 2019 particularly in third and fourth quarter as our shorter term time deposits could reprice lower and provide opportunity for increased margin expansion.

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

At June 30, 2019, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,014,604
1 to 2 years	415,988
2 to 3 years	7,220
3 to 4 years	5,547
4 to 5 years	2,866
Over 5 years	203
$1,446,428

Average short-term borrowings for the second quarter were $162.7 million in 2019 compared to $189.6 million in 2018.  The average rate increased during this time period from 0.61% in 2018 to 0.94% in 2019.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Index
Net Interest Income
Taxable equivalent net interest income decreased by $927 thousand to $39.2 million in the second quarter of 2019 compared to the same period in 2018.  The net interest spread was down 29 basis points to 2.95% in the second quarter of 2019 compared to the same period in 2018. As previously noted, the net interest margin was down 21 basis points to 3.11% for the second quarter of 2019 compared to the same period in 2018.

Taxable equivalent net interest income decreased by $508 thousand to $78.9 million in the first six-months of 2019 compared to the same period in 2018.  The net interest spread was down 20 basis points to 3.03% in the first six-months of 2019 compared to the same period in 2018. As previously noted, the net interest margin was down 13 basis points to 3.17% for the first six-months of 2019 compared to the same period in 2018.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2019:

Nonperforming loans and foreclosed real estate: Total NPLs were $22.1 million at June 30, 2019, compared to $25.0 million at December 31, 2018 and $24.2 million at June 30, 2018.  There were $22.1 million of non-accrual loans at June 30, 2019 compared to $25.0 million at December 31, 2018 and $24.1 million at June 30, 2018.  There were no loans at June 30, 2019 and 2018 and December 31, 2018 that were past due 90 days or more and still accruing interest.

At June 30, 2019, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $22.1 million at June 30, 2019, $21.2 million were residential real estate loans, $905 thousand were commercial loans and mortgages and $1 thousand were installment loans, compared to $24.3 million, $645 million and $19 thousand, respectively, at December 31, 2018.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $79 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2019 compared to $150 thousand in chargeoffs for the second quarter of 2018.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its deposit franchise area.  At June 30, 2019, 75.5% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 24.5% were in Florida.  Those figures compare to 76.1% and 23.9%, respectively, at December 31, 2018.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession, however conditions in Florida have improved more than in New York in recent periods.  As a percentage of the total nonperforming loans as of June 30, 2019, 7.1% were to Florida borrowers, compared to 92.9% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2019, New York and surrounding areas experienced net recoveries of approximately $10 thousand, compared to net recoveries of $25 thousand in Florida for the entire portfolio.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2019, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $1.3 million of commercial mortgages and commercial loans classified as impaired as of June 30, 2019 compared to $1.4 million at December 31, 2018.  There were $19.1 million of impaired residential loans at June 30, 2019 and $20.9 million at December 31, 2018.  The average balances of all impaired loans were $21.7 million for the six months of 2019 and $23.1 million for the full year 2018.

As of June 30, 2019 and December 31, 2018, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At June 30, 2019 there was $2.6 million of foreclosed real estate compared to $1.7 million at December 31, 2018.

Index
Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of June 30, 2019		As of December 31, 2018
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,749	4.51%	$3,903	4.74%
Real estate - construction	318	0.71%	310	0.69%
Real estate mortgage - 1 to 4 family	35,411	87.43%	34,918	86.80%
Home equity lines of credit	4,398	7.11%	4,689	7.47%
Installment Loans	489	0.24%	946	0.30%
	$44,365	100.00%	$44,766	100.00%

At June 30, 2019, the allowance for loan losses was $44.4 million, compared to $44.5 million at June 30, 2018 and $44.8 million at December 31, 2018.  The allowance represents 1.14% of the loan portfolio as of June 30, 2019 compared to 1.19% at June 30, 2018 and 1.16% at December 31, 2018.

There was a negative provision for loan losses of $341 thousand recorded for the quarter ended June 30, 2019 and a provision of $300 thousand that was recorded for the quarter ended June 30, 2018. The negative second quarter provision for loan losses was driven by a $541 thousand reduction in the allocated reserve reflecting the sale of the Company’s remaining credit card portfolio and the quarterly provision of $200 thousand based on the Company’s allowance methodology. Net recoveries for the three-month period ended June 30, 2019 were $35 thousand compared to net chargeoffs of $176 thousand for the prior year period. Net chargeoffs for the six-month period ended June 30, 2019 were $360 thousand compared to $266 thousand for the prior year period.

During the second quarter of 2019, there were $1 thousand of commercial loan gross recoveries, $79 thousand of gross residential mortgage recoveries offset by $45 thousand of consumer loan chargeoffs, compared with $1 thousand of gross commercial loan recoveries, $150 thousand of residential mortgage chargeoffs, and $27 thousand of consumer loan chargeoffs for the same period prior year.

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

Using this model, the fair value of capital projections as of June 30, 2019 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2019. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp and 200bp.

As of June 30, 2019	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	17.21%
+300 BP	18.19
+200 BP	19.10
+100 BP	19.90
Current rates	20.33
-100 BP	18.66
-200 BP	14.91

Index
Noninterest Income
Total noninterest income for the second quarter of 2019 was $4.9 million compared to $4.5 million for the same period in the prior year.  Financial services income was up $87 thousand to $1.7 million in the second quarter of 2019 as compared to the year-ago period.  Fees for services to customers were down $66 thousand over the same period in the prior year.   The fair value of assets under management was $886 million at June 30, 2019, $803 million as of December 31, 2018, and $882 million at June 30, 2018.

For the six months ended June 30, 2019 total noninterest income was $9.6 million, up $377 thousand compared to the prior year period.  A large perspective of the increase was due to the sale of the Company’s credit card portfolio which resulted in a gain of approximately $176 thousand.

Noninterest Expenses
Total noninterest expenses were $24.9 million for the three-months ended June 30, 2019, compared to $24.1 million for the three-months ended June 30, 2018.  Significant changes included an increase of $970 thousand in salaries and employee benefits driven by benefit liability true ups of $542 thousand primarily related to increases in stock price and head count changes noted below, a $108 thousand increase in advertising expenses, partly offset by a $246 thousand decrease in professional fees.  Full time equivalent headcount was 829 as of June 30, 2018, 854 as of December 31, 2018, 899 as of March 31, 2019 and 858 as of June 30, 2019. The change in headcount was driven by a restructuring of branches and hiring talent for redeployment to better serve the Company.

Total noninterest expenses were $49.8 million for the six-months ended June 30, 2019, compared to $48.3 million for the six-months ended June 30, 2018.  Significant changes included an increase of $2.0 million in salaries and employee benefits, increases of $263 thousand and $180 thousand, respectively, in advertising costs and other expense, partly offset by decreases of $480 thousand in lower net other real estate expense, $291 thousand in FDIC and other insurance, and $243 thousand in net occupancy expense.

Income Taxes
In the second quarter of 2019, TrustCo recognized income tax expense of $4.9 million compared to $4.8 million for the second quarter of 2018.  The effective tax rates were 25.0% and 23.8% for the second quarters of 2019 and 2018, respectively.  For the first six-months, income taxes were $9.5 million in 2019 and 2018. The effective tax rates were 24.6% and 23.9% of 2019 and 2018, respectively.

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

Index
Total shareholders’ equity at June 30, 2019 was $515.6 million compared to $470.8 million at June 30, 2018. TrustCo declared a dividend of $0.068125 per share in the second quarter of 2019.  This results in a dividend payout ratio of 44.94% based on second quarter 2019 earnings of $14.7 million.

The Bank and the Company reported the following capital ratios as of June 30, 2019 and December 31, 2018:

(Bank Only)

	As of June 30, 2019		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage capital	501,685	9.685%	5.000%	4.000%
Common equity tier 1 capital	501,685	18.236	6.500	7.000
Tier 1 risk-based capital	501,685	18.236	8.000	8.500
Total risk-based capital	536,199	19.491	10.000	10.500

	As of December 31, 2018		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$484,581	9.767%	5.000%	4.000%
Common equity tier 1 capital	484,581	18.233	6.500	6.380
Tier 1 risk-based capital	484,581	18.233	8.000	7.880
Total risk-based capital	517,948	19.489	10.000	9.880

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of June 30, 2019		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage capital	$516,850	9.974%	4.000%
Common equity tier 1 capital	516,850	18.777	7.000
Tier 1 risk-based capital	516,850	18.777	8.500
Total risk-based capital	551,383	20.031	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2018		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$499,626	10.129%	4.000%
Common equity Tier 1 capital	499,626	18.790	6.380
Tier 1 risk-based capital	499,626	18.790	7.880
Total risk-based capital	533,009	20.046	9.880

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent
(3)	The December 31, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent

In addition, at June 30, 2019, the consolidated equity to total assets ratio was 9.86%, compared to 9.88% at December 31, 2018 and 9.53% at June 30, 2018.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements. On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk-based capital requirements and, for the first time, subjected the Company to consolidated regulatory capital requirements. Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements. In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses. The new rule was phased-in over several years and is fully in effect in 2019.

Index
As of June 30, 2019, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current and also fully phased-in capital conservation buffer is taken into account.

Under the OCC’s “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At June 30, 2019 and 2018, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 44.94% of net income for the second quarter of 2019 and 41.08% of net income for the second quarter of 2018. The per-share dividend paid in the second quarter of 2019 was $0.068125 compared to $0.065625 in the same period prior year. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of ($5.0) million in 2019 and ($1.3) million in 2018.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended June 30, 2019			Three months ended June 30, 2018

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$160,197	821	2.05%	$154,862	787	2.03%	$34	26	8
Mortgage backed securities and collateralized mortgage obligations-residential	342,678	2,152	2.51%	300,706	1,675	2.23%	477	250	227
State and political subdivisions	168	4	9.52%	515	10	7.81%	(6)	(18)	12
Corporate bonds	33,793	272	3.22%	27,780	150	2.16%	122	37	85
Small Business Administration-guaranteed participation securities	54,254	289	2.13%	64,886	333	2.05%	(44)	(120)	76
Mortgage backed securities and collateralized mortgage obligations-commercial	-	-	-%	1,285	(5)	(1.51)%	5	3	2
Other	686	5	2.92%	685	4	2.34%	1	-	1

Total securities available for sale	591,776	3,543	2.39%	550,719	2,954	2.15%	589	178	411

Federal funds sold and other short-term Investments	545,724	3,282	2.41%	549,378	2,467	1.82%	815	(114)	929

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	21,155	209	3.95%	25,381	244	3.85%	(35)	(75)	40

Total held to maturity securities	21,155	209	3.95%	25,381	244	3.85%	(35)	(75)	40

Federal Reserve Bank and Federal Home Loan Bank stock	9,173	199	8.68%	8,943	198	8.86%	1	19	(18)

Commercial loans	189,870	2,546	5.36%	187,157	2,444	5.22%	102	35	67
Residential mortgage loans	3,396,149	35,179	4.14%	3,205,035	32,914	4.11%	2,265	1,993	272
Home equity lines of credit	279,622	3,503	5.01%	298,489	3,391	4.61%	112	(960)	1,072
Installment loans	10,310	204	7.91%	8,669	213	9.98%	(9)	167	(176)

Loans, net of unearned income	3,875,951	41,432	4.28%	3,699,350	38,962	4.22%	2,470	1,235	1,235

Total interest earning assets	5,043,779	48,665	3.86%	4,833,771	44,825	3.72%	3,840	1,243	2,597

Allowance for loan losses	(44,841)			(44,551)
Cash & non-interest earning assets	177,019			124,099

Total assets	$5,175,957			$4,913,319

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$879,732	94	0.04%	$906,641	112	0.05%	(18)	(3)	(15)
Money market accounts	553,708	1,119	0.81%	529,421	452	0.35%	667	23	644
Savings	1,138,107	367	0.13%	1,260,656	420	0.14%	(53)	(29)	(24)
Time deposits	1,437,097	7,512	2.09%	1,135,630	3,439	1.23%	4,073	1,120	2,953

Total interest bearing deposits	4,008,644	9,092	0.91%	3,832,348	4,423	0.47%	4,669	1,111	3,558
Short-term borrowings	162,690	381	0.94%	189,611	283	0.61%	98	(239)	337

Total interest bearing liabilities	4,171,334	9,473	0.91%	4,021,959	4,706	0.47%	4,767	872	3,895

Demand deposits	418,215			396,783
Other liabilities	79,056			28,653
Shareholders' equity	507,352			465,924

Total liabilities and shareholders' equity	$5,175,957			$4,913,319

Net interest income , tax equivalent		39,192			40,119		$(927)	371	(1,298)

Net interest spread			2.95%			3.24%

Net interest margin (net interest income to total interest earning assets)			3.11%			3.32%

Tax equivalent adjustment		(1)			(10)

Net interest income		39,191			40,109

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of ($7.1) million in 2019 and ($6.5) million in 2018.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Six months ended June 30, 2019			Six months ended June 30, 2018

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$157,244	1,604	2.04%	$155,723	1,537	1.97%	$67	14	53
Mortgage backed securities and collateralized mortgage obligations-residential	308,034	3,707	2.41%	307,194	3,438	2.24%	269	10	259
State and political subdivisions	168	6	7.14%	515	20	9.37%	(14)	(10)	(4)
Corporate bonds	30,347	480	3.16%	30,523	283	1.85%	197	(5)	202
Small Business Administration-guaranteed participation securities	55,648	586	2.11%	65,990	685	2.08%	(99)	(124)	25
Mortgage backed securities and collateralized mortgage obligations-commercial	-	-	-%	5,507	37	1.34%	(37)	(19)	(18)
Other	685	10	2.92%	685	9	2.27%	1	-	1

Total securities available for sale	552,126	6,393	2.32%	566,137	6,009	2.12%	384	(134)	518

Federal funds sold and other short-term Investments	524,468	6,291	2.40%	539,219	4,484	1.68%	1,807	(357)	2,164

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	21,594	426	3.95%	26,086	504	3.86%	(78)	(109)	31

Total held to maturity securities	21,594	426	3.95%	26,086	504	3.86%	(78)	(109)	31

Federal Reserve Bank and Federal Home Loan Bank stock	9,064	284	6.27%	8,861	275	6.21%	9	6	3

Commercial loans	191,793	5,129	5.35%	186,405	4,858	6.25%	271	606	(335)
Residential mortgage loans	3,385,628	70,043	4.14%	3,177,041	65,172	4.11%	4,871	4,418	453
Home equity lines of credit	282,892	7,040	4.98%	302,368	6,601	4.40%	439	(1,005)	1,444
Installment loans	11,099	473	8.52%	8,518	418	9.88%	55	197	(142)

Loans, net of unearned income	3,871,412	82,685	4.27%	3,674,332	77,049	4.20%	5,636	4,216	1,420

Total interest earning assets	4,978,664	96,079	3.86%	4,814,635	88,321	3.68%	7,758	3,622	4,136

Allowance for loan losses	(44,894)			(44,472)
Cash & non-interest earning assets	176,518			124,483

Total assets	$5,110,288			$4,894,646

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$880,101	215	0.05%	$892,288	218	0.05%	(3)	(1)	(2)
Money market accounts	535,950	1,945	0.73%	538,230	891	0.33%	1,054	(11)	1,065
Savings	1,149,064	744	0.13%	1,260,509	839	0.13%	(95)	(91)	(4)
Time deposits	1,395,361	13,488	1.93%	1,108,413	6,299	1.15%	7,189	1,980	5,209

Total interest bearing deposits	3,960,476	16,392	0.83%	3,799,440	8,247	0.44%	8,145	1,877	6,268
Short-term borrowings	160,893	762	0.95%	211,874	641	0.61%	121	(397)	518

Total interest bearing liabilities	4,121,369	17,154	0.83%	4,011,314	8,888	0.45%	8,266	1,480	6,786

Demand deposits	407,926			391,702
Other liabilities	79,814			28,891
Shareholders' equity	501,179			462,739

Total liabilities and shareholders' equity	$5,110,288			$4,894,646

Net interest income , tax equivalent		78,925			79,433		$(508)	2,142	(2,650)

Net interest spread			3.03%			3.23%

Net interest margin (net interest income to total interest earning assets)			3.17%			3.30%

Tax equivalent adjustment		(2)			(7)

Net interest income		78,923			79,426

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2018, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month month periods ended June 30, 2019 and 2018, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2019, the Company had an average balance of Federal Funds sold and other short-term investments of $545.7 million compared to $549.4 million in the second quarter of 2018.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Index

Reg S-K (Item 601) Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY dated May 23, 2019.

3.2	Amended and Restated Bylaws of TrustCo Bank Corp NY effective on May 23, 2019.

10.1	TrustCo Bank Corp NY 2019 Equity Incentive Plan (incorporated by reference in Appendix B to TrustCo Bank Corp NY’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2019).

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

By:
/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Date:  August 8, 2019

Index
Exhibits Index

Reg S-K Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY dated May 23, 2019.

3.2	Amended and Restated Bylaws of TrustCo Bank Corp NY effective on May 23, 2019.

10.1	TrustCo Bank Corp NY 2019 Equity Incentive Plan (incorporated by reference in Appendix B to TrustCo Bank Corp NY’s Definitive Proxy Statement on Schedule 14A filed on April 1, 2019).

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document