Form 10-Q
period 2019-09-30
TRUSTCO BANK CORP N Y
filed 2019-11-07
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2019
$1 Par Value	96,916,807

TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Interest and dividend income:
Interest and fees on loans	$41,923	40,073	124,608	117,120
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	996	787	2,600	2,324
State and political subdivisions	2	7	6	20
Mortgage-backed securities and collateralized mortgage obligations	2,178	1,601	5,885	5,039
Corporate bonds	321	202	801	485
Small Business Administration-guaranteed participation securities	282	325	868	1,010
Mortgage-backed securities and collateralized mortgage obligations-commercial	-	-	-	37
Other securities	6	4	16	13
Total interest and dividends on securities available for sale	3,785	2,926	10,176	8,928

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	187	232	613	736
Total interest on held to maturity securities	187	232	613	736

Federal Reserve Bank and Federal Home Loan Bank stock	81	82	365	357
Interest on federal funds sold and other short-term investments	2,552	2,425	8,843	6,909
Total interest income	48,528	45,738	144,605	134,050

Interest expense:
Interest on deposits:
Interest-bearing checking	52	113	267	331
Savings accounts	323	417	1,067	1,256
Money market deposit accounts	1,177	544	3,122	1,435
Time deposits	7,974	3,864	21,462	10,163
Interest on short-term borrowings	359	277	1,121	918
Total interest expense	9,885	5,215	27,039	14,103

Net interest income	38,643	40,523	117,566	119,947
Provision (Credit) for loan losses	-	300	(41)	900
Net interest income after provision for loan losses	38,643	40,223	117,607	119,047

Noninterest income:
Trustco financial services income	1,517	1,516	4,933	4,927
Fees for services to customers	2,602	2,693	7,733	8,015
Other	806	246	1,810	687
Total noninterest income	4,925	4,455	14,476	13,629

Noninterest expenses:
Salaries and employee benefits	11,725	10,761	34,887	31,924
Net occupancy expense	4,094	3,997	12,267	12,413
Equipment expense	1,689	1,783	5,300	5,327
Professional services	1,507	1,578	4,725	4,822
Outsourced services	1,875	1,875	5,675	5,625
Advertising expense	494	844	2,057	2,144
FDIC and other insurance	282	682	1,528	2,219
Other real estate expense, net	33	528	219	1,194
Other	2,371	2,496	7,181	7,126
Total noninterest expenses	24,070	24,544	73,839	72,794

Income before taxes	19,498	20,134	58,244	59,882
Income taxes	4,790	4,935	14,311	14,470

Net income	$14,708	15,199	43,933	45,412

Net income per share:
- Basic	$0.152	0.157	0.454	0.471

- Diluted	$0.152	0.157	0.453	0.470

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income	$14,708	15,199	43,933	45,412

Net unrealized holding gain (loss) on securities available for sale	2,418	(4,079)	14,185	(12,908)
Tax effect	(628)	1,069	(3,686)	3,352

Net unrealized gain (loss) on securities available for sale, net of tax	1,790	(3,010)	10,499	(9,556)

Amortization of net actuarial gain	(35)	(189)	(103)	(367)
Amortization of prior service (credit) cost	(83)	(73)	(250)	(28)
Tax effect	31	68	92	103
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(87)	(194)	(261)	(292)

Other comprehensive income (loss), net of tax	1,703	(3,204)	10,238	(9,848)
Comprehensive income	$16,411	11,995	54,171	35,564

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS:

Cash and due from banks	$49,526	49,260

Federal funds sold and other short term investments	401,151	454,449
Total cash and cash equivalents	450,677	503,709

Securities available for sale	662,759	501,463

Held to maturity securities (fair value 2019 $20,836; 2018 $22,924)	19,705	22,501

Federal Reserve Bank and Federal Home Loan Bank stock	9,183	8,953

Loans, net of deferred net costs	3,985,319	3,874,096
Less:
Allowance for loan losses	44,329	44,766
Net loans	3,940,990	3,829,330

Bank premises and equipment, net	34,168	34,694
Operating lease right-of-use assets	49,618	-
Other assets	55,369	58,263

Total assets	$5,222,469	4,958,913

LIABILITIES:
Deposits:
Demand	$453,439	405,069
Interest-bearing checking	869,101	904,678
Savings accounts	1,110,947	1,182,683
Money market deposit accounts	570,457	507,311
Time deposits	1,457,223	1,274,506
Total deposits	4,461,167	4,274,247

Short-term borrowings	151,095	161,893
Operating lease liabilities	54,731	-
Accrued expenses and other liabilities	29,313	32,902

Total liabilities	4,696,306	4,469,042

SHAREHOLDERS’ EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 100,199,982 and 100,175,032 shares issued at September 30, 2019 and December 31, 2018, respectively	100,200	100,175
Surplus	176,395	176,710
Undivided profits	280,542	256,397
Accumulated other comprehensive loss, net of tax	(71)	(10,309)
Treasury stock at cost - 3,283,175 and 3,516,440 shares at September 30, 2019 and December 31, 2018, respectively	(30,903)	(33,102)

Total shareholders’ equity	526,163	489,871

Total liabilities and shareholders’ equity	$5,222,469	4,958,913

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2018	$99,998	175,651	219,436	(1,806)	(34,971)	458,308
Net income	-	-	14,808	-	-	14,808
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	1,346	(1,346)	-	-
Other comprehensive loss, net of tax	-	-	-	(5,338)	-	(5,338)
Cash dividend declared, $0.0656 per share	-	-	(6,323)	-	-	(6,323)
Stock options exercised (4,000 shares)	4	16	-	-	-	20
Sale of treasury stock (65,289 shares)	-	(21)	-	-	615	594
Stock based compensation expense	-	28	-	-	-	28

Ending balance, March 31, 2018	$100,002	175,674	229,267	(8,490)	(34,356)	462,097
Net income	-	-	15,405	-	-	15,405
Other comprehensive loss, net of tax	-	-	-	(1,306)	-	(1,306)
Cash dividend declared, $0.0656 per share	-	-	(6,330)	-	-	(6,330)
Stock options exercised (91,200 shares)	91	592	-	-	-	683
Purchase of treasury stock (45,509 shares)	-	-	-	-	(379)	(379)
Sale of treasury stock (70,792 shares)	-	(72)	-	-	668	596
Stock based compensation expense	-	49	-	-	-	49

Ending balance, June 30, 2018	$100,093	176,243	238,342	(9,796)	(34,067)	470,815
Net income	-	-	15,199	-	-	15,199
Other comprehensive loss, net of tax	-	-	-	(3,204)	-	(3,204)
Cash dividend declared, $0.068125 per share	-	-	(6,576)	-	-	(6,576)
Stock options exercised (81,350 shares)	82	474	-	-	-	556
Purchase of treasury stock (36,431 shares)	-	-	-	-	(339)	(339)
Sale of treasury stock (65,928 shares)	-	(28)	-	-	620	592
Stock based compensation expense	-	75	-	-	-	75

Ending balance, September 30, 2018	$100,175	176,764	246,965	(13,000)	(33,786)	477,118

Beginning balance, January 1, 2019	$100,175	176,710	256,397	(10,309)	(33,102)	489,871
Net income	-	-	14,558	-	-	14,558
Other comprehensive income, net of tax	-	-	-	3,298	-	3,298
Cash dividend declared, $0.068125 per share	-	-	(6,591)	-	-	(6,591)
Stock options exercised (5,100 shares)	5	30	-	-	-	35
Purchase of treasury stock (4,131 shares)	-	-	-	-	(35)	(35)
Sale of treasury stock (86,297 shares)	-	(218)	-	-	812	594
Stock based compensation expense	-	(12)	-	-	-	(12)

Ending balance, March 31, 2019	$100,180	176,510	264,364	(7,011)	(32,325)	501,718
Net income	-	-	14,667	-	-	14,667
Other comprehensive income, net of tax	-	-	-	5,237	-	5,237
Cash dividend declared, $0.068125 per share	-	-	(6,598)	-	-	(6,598)
Sale of treasury stock (76,443 shares)	-	(120)	-	-	720	600
Stock based compensation expense	-	6	-	-	-	6

Ending balance, June 30, 2019	$100,180	176,396	272,433	(1,774)	(31,605)	515,630
Net income	-	-	14,708	-	-	14,708
Other comprehensive income, net of tax	-	-	-	1,703	-	1,703
Cash dividend declared, $0.068125 per share	-	-	(6,599)	-	-	(6,599)
Stock options exercised (19,850 shares)	20	98	-	-	-	118
Sale of treasury stock (74,656 shares)	-	(105)	-	-	702	597
Stock based compensation expense	-	6	-	-	-	6

Ending balance, September 30, 2019	$100,200	176,395	280,542	(71)	(30,903)	526,163

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities:
Net income	$43,933	45,412

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,958	2,671
Amortization of right-of-use asset	4,420	-
Net gain on sale of other real estate owned	(686)	(249)
Writedown of other real estate owned	294	674
(Credit) provision for loan losses	(41)	900
Deferred tax expense	844	671
Net amortization of securities	2,128	2,459
Stock based compensation expense	-	152
Net gain on sale of bank premises and equipment	(3)	(1)
Decrease in taxes receivable	1,903	721
Increase in interest receivable	(397)	(111)
Increase in interest payable	510	241
Increase in other assets	(2,669)	(2,760)
Decrease in operating lease liabilities	(4,489)	-
Increase (decrease) in accrued expenses and other liabilities	1,066	(1,947)
Total adjustments	5,838	3,421
Net cash provided by operating activities	49,771	48,833

Cash flows from investing activities:
Proceeds from calls of securities available for sale	101,306	64,925
Proceeds from calls and maturities of held to maturity securities	2,665	4,089
Purchases of securities available for sale	(260,466)	(61,207)
Proceeds from maturities of securities available for sale	10,052	45,000
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(230)	(174)
Net increase in loans	(115,120)	(192,222)
Proceeds from dispositions of other real estate owned	3,159	2,894
Proceeds from dispositions of bank premises and equipment	3	1
Purchases of bank premises and equipment	(2,432)	(2,727)
Net cash used in investing activities	(261,063)	(139,421)

Cash flows from financing activities:
Net increase in deposits	186,920	26,598
Net decrease in short-term borrowings	(10,798)	(66,614)
Proceeds from exercise of stock options	153	1,259
Stock based award tax withholding payments	-	(37)
Proceeds from sale of treasury stock	1,791	1,782
Purchases of treasury stock	(35)	(718)
Dividends paid	(19,771)	(18,973)
Net cash provided by (used in) financing activities	158,260	(56,703)
Net decrease in cash and cash equivalents	(53,032)	(147,291)
Cash and cash equivalents at beginning of period	503,709	612,740
Cash and cash equivalents at end of period	$450,677	465,449

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$26,529	13,863
Income taxes paid	12,263	13,778
Other non cash items:
Transfer of loans to other real estate owned	3,501	2,379
Increase in dividends payable	17	256
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	14,185	(12,908)
Change in deferred tax effect on unrealized (gain) loss on securities available for sale	(3,686)	3,352
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(353)	(395)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	92	103

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s principal subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2019 is not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2019, the results of operations and cash flows for the three and nine months ended September 30, 2019 and 2018.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).

A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2019 and 2018 is as follows:
(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income	$14,708	15,199	$43,933	45,412
Weighted average common shares	96,907	96,555	96,825	96,453
Stock Options	70	134	72	134
Weighted average common shares including potential dilutive shares	96,977	96,689	96,897	96,587

Basic EPS	$0.152	0.157	$0.454	0.471

Diluted EPS	$0.152	0.157	$0.453	0.470

For the three and nine months ended September 30, 2019 and 2018, there were no antidilutive stock options excluded from diluted earnings per share.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended September 30, 2019 and 2018 for its pension and other postretirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018

Service cost	$10	8	17	-
Interest cost	311	299	60	47
Expected return on plan assets	(702)	(753)	(248)	(323)
Amortization of net (gain) loss	14	-	(49)	(189)
Amortization of prior service cost	-	-	(83)	(73)
Net periodic benefit	$(367)	(446)	(303)	(538)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2019	2018	2019	2018

Service cost	$31	25	49	52
Interest cost	933	898	180	156
Expected return on plan assets	(2,108)	(2,259)	(743)	(704)
Amortization of net loss (gain)	44	-	(147)	(367)
Amortization of prior service cost	-	-	(250)	(28)
Net periodic benefit	$(1,100)	(1,336)	(911)	(891)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2019.  As of September 30, 2019, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	September 30, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$164,889	58	457	164,490
State and political subdivisions	166	3	-	169
Mortgage backed securities and collateralized mortgage obligations - residential	405,677	2,701	2,212	406,166
Corporate bonds	40,209	349	277	40,281
Small Business Administration - guaranteed participation securities	51,016	88	134	50,970
Other	685	-	2	683

Total Securities Available for Sale	$662,642	3,199	3,082	662,759

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$154,868	-	2,708	152,160
State and political subdivisions	168	5	-	173
Mortgage backed securities and collateralized mortgage obligations - residential	271,386	53	9,407	262,032
Corporate bonds	30,048	-	110	29,938
Small Business Administration - guaranteed participation securities	58,376	-	1,901	56,475
Other	685	-	-	685

Total securities available for sale	$515,531	58	14,126	501,463

The schedule of maturities of debt securities available for sale is presented below. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately.

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$5,049	$5,060
Due in one year through five years	150,845	150,454
Due after five years through ten years	50,055	50,109
Mortgage backed securities and collateralized mortgage obligations	405,677	406,166
Small Business Administration - guaranteed participation securities	51,016	50,970
	$662,642	$662,759

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$39,915	85	74,522	372	114,437	457
Mortgage backed securities and collateralized mortgage obligations - residential	53,449	360	192,733	1,852	246,182	2,212
Corporate bonds	14,723	277	-	-	14,723	277
Small Business Administration - guaranteed participation securities	27,832	134	-	-	27,832	134
Other	598	2	-	-	598	2

Total	$136,517	858	267,255	2,224	403,772	3,082

	December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$29,870	106	112,291	2,602	142,161	2,708
Mortgage backed securities and collateralized mortgage obligations - residential	1,102	11	259,729	9,396	260,831	9,407
Corporate bonds	14,943	98	9,995	12	24,938	110
Small Business Administration - guaranteed participation securities	-	-	56,475	1,901	56,475	1,901

Total	$45,915	215	438,490	13,911	484,405	14,126

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30,
(dollars in thousands)	2019	2018

Proceeds from sales	$-	-
Proceeds from calls/paydowns	56,856	15,444
Proceeds from maturities	-	-
Gross realized gains	-	-
Gross realized losses	-	-

	Nine months ended September 30,
(dollars in thousands)	2019	2018

Proceeds from sales	$-	-
Proceeds from calls/paydowns	101,306	64,925
Proceeds from maturities	10,052	45,000
Gross realized gains	-	-
Gross realized losses	-	-

There were no gross realized gains or losses from calls of available for sale securities during the three and nine months ended September 30, 2019 and 2018.

There were no sales or transfers of securities available for sale during the three and nine months ended September 30, 2019 and 2018.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2019
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$19,705	1,131	-	20,836

Total held to maturity	$19,705	1,131	-	20,836

	December 31, 2018
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$22,501	577	154	22,924

Total held to maturity	$22,501	577	154	22,924

The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2019, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$19,705	20,836
	$19,705	20,836

Gross unrecognized losses on securities held to maturity and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

September 30, 2019
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$-	-	-	-	-	-

Total	$-	-	-	-	-	-

	December 31, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$10,958	154	-	-	10,958	154

Total	$10,958	154	-	-	10,958	154

Index
There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Mortgage backed securities and collateralized mortgage obligations – residential:  At September 30, 2019, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Index
Corporate Bonds:  At September 30, 2019, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Small Business Administration (SBA) - guaranteed participation securities:  At September 30, 2019, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$158,766	14,501	173,267
Other	18,912	264	19,176
Real estate mortgage - 1 to 4 family:
First mortgages	2,505,524	913,383	3,418,907
Home equity loans	71,260	18,480	89,740
Home equity lines of credit	228,176	45,350	273,526
Installment	8,557	2,146	10,703
Total loans, net	$2,991,195	$994,124	3,985,319
Less: Allowance for loan losses			44,329
Net loans			$3,940,990

	December 31, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$156,278	15,275	171,553
Other	24,330	263	24,593
Real estate mortgage - 1 to 4 family:
First mortgages	2,442,711	845,166	3,287,877
Home equity loans	71,523	17,308	88,831
Home equity lines of credit	243,765	45,775	289,540
Installment	9,462	2,240	11,702
Total loans, net	$2,948,069	926,027	3,874,096
Less: Allowance for loan losses			44,766
Net loans			$3,829,330

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2019 and December 31, 2018, the Company had approximately $27.4 million and $26.7 million of real estate construction loans, respectively.  Of the $27.4 million in real estate construction loans at September 30, 2019, approximately $11.2 million are secured by first mortgages to residential borrowers while approximately $16.2 million were to commercial borrowers for residential construction projects.  Of the $26.7 million in real estate construction loans at December 31, 2018, approximately $14.2 million are secured by first mortgages to residential borrowers while approximately $12.5 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

Index
TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following tables present the recorded investment in non-accrual loans by loan class:

	September 30, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$852	-	852
Other	36	-	36
Real estate mortgage - 1 to 4 family:
First mortgages	14,815	1,680	16,495
Home equity loans	337	-	337
Home equity lines of credit	3,123	129	3,252
Installment	13	-	13
Total non-accrual loans	19,176	1,809	20,985
Restructured real estate mortgages - 1 to 4 family	30	-	30
Total nonperforming loans	$19,206	1,809	21,015

	December 31, 2018
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$639	-	639
Other	6	-	6
Real estate mortgage - 1 to 4 family:
First mortgages	18,202	1,812	20,014
Home equity loans	247	-	247
Home equity lines of credit	3,924	103	4,027
Installment	4	15	19
Total non-accrual loans	23,022	1,930	24,952
Restructured real estate mortgages - 1 to 4 family	34	-	34
Total nonperforming loans	$23,056	1,930	24,986

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of September 30, 2019 and December 31, 2018, other real estate owned included $1.8 million and $1.1 million of residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $9.2 million and $12.4 million as of September 30, 2019 and December 31, 2018, respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of September 30, 2019 and December 31, 2018:

	September 30, 2019
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$203	-	731	934	157,832	158,766
Other	-	-	33	33	18,879	18,912
Real estate mortgage - 1 to 4 family:
First mortgages	2,750	1,027	10,144	13,921	2,491,603	2,505,524
Home equity loans	175	-	250	425	70,835	71,260
Home equity lines of credit	459	203	1,686	2,348	225,828	228,176
Installment	3	59	10	72	8,485	8,557

Total	$3,590	1,289	12,854	17,733	2,973,462	2,991,195

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	14,501	14,501
Other	-	-	-	-	264	264
Real estate mortgage - 1 to 4 family:
First mortgages	842	201	1,292	2,335	911,048	913,383
Home equity loans	-	49	-	49	18,431	18,480
Home equity lines of credit	133	-	80	213	45,137	45,350
Installment	-	1	-	1	2,145	2,146

Total	$975	251	1,372	2,598	991,526	994,124

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$203	-	731	934	172,333	173,267
Other	-	-	33	33	19,143	19,176
Real estate mortgage - 1 to 4 family:
First mortgages	3,592	1,228	11,436	16,256	3,402,651	3,418,907
Home equity loans	175	49	250	474	89,266	89,740
Home equity lines of credit	592	203	1,766	2,561	270,965	273,526
Installment	3	60	10	73	10,630	10,703

Total	$4,565	1,540	14,226	20,331	3,964,988	3,985,319

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

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2019 and December 31, 2018, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended September 30, 2019
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,913	39,963	489	44,365
Loans charged off:
New York and other states*	13	147	16	176
Florida	-	-	16	16
Total loan chargeoffs	13	147	32	192

Recoveries of loans previously charged off:
New York and other states*	41	108	7	156
Florida	-	-	-	-
Total recoveries	41	108	7	156
Net loans (recoveries) charged off	(28)	39	25	36
(Credit) provision for loan losses	(70)	(18)	88	-
Balance at end of period	$3,871	39,906	552	44,329

	For the three months ended September 30, 2018
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,195	39,471	837	44,503
Loans charged off:
New York and other states*	-	94	69	163
Florida	-	-	9	9
Total loan chargeoffs	-	94	78	172

Recoveries of loans previously charged off:
New York and other states*	2	97	5	104
Florida	-	-	1	1
Total recoveries	2	97	6	105
Net loans (recoveries) charged off	(2)	(3)	72	67
Provision for loan losses	(65)	227	138	300
Balance at end of period	$4,132	39,701	903	44,736

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Nine months ended September 30, 2019
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,048	39,772	946	44,766
Loans charged off:
New York and other states*	20	744	94	858
Florida	-	29	47	76
Total loan chargeoffs	20	773	141	934

Recoveries of loans previously charged off:
New York and other states*	45	441	17	503
Florida	-	35	-	35
Total recoveries	45	476	17	538
Net loans charged off	(25)	297	124	396
(Credit) provision for loan losses	(202)	431	(270)	(41)
Balance at end of period	$3,871	39,906	552	44,329

	Nine months ended September 30, 2018
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,324	39,077	769	44,170
Loans charged off:
New York and other states*	-	464	181	645
Florida	-	-	15	15
Total loan chargeoffs	-	464	196	660

Recoveries of loans previously charged off:
New York and other states*	9	289	24	322
Florida	-	-	4	4
Total recoveries	9	289	28	326
Net loans charged off (recoveries)	(9)	175	168	334
Provision (recoveries) for loan losses	(201)	799	302	900
Balance at end of period	$4,132	39,701	903	44,736

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,871	39,906	552	44,329

Total ending allowance balance	$3,871	39,906	552	44,329

Loans:
Individually evaluated for impairment	$1,521	19,406	-	20,927
Collectively evaluated for impairment	190,922	3,762,767	10,703	3,964,392

Total ending loans balance	$192,443	3,782,173	10,703	3,985,319

	December 31, 2018
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,048	39,772	946	44,766

Total ending allowance balance	$4,048	39,772	946	44,766

Loans:
Individually evaluated for impairment	$1,424	20,864	-	22,288
Collectively evaluated for impairment	194,722	3,645,384	11,702	3,851,808

Total ending loans balance	$196,146	3,666,248	11,702	3,874,096

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired.  TDR’s at September 30, 2019 and December 31, 2018 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of September 30, 2019 and December 31, 2018:

	September 30, 2019
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,346	1,488	-	1,373
Other	68	68	-	45
Real estate mortgage - 1 to 4 family:
First mortgages	13,995	14,283	-	14,556
Home equity loans	238	259	-	245
Home equity lines of credit	2,380	2,520	-	2,427

Total	$18,027	18,618	-	18,646

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$107	107	-	110
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,505	2,505	-	2,211
Home equity loans	40	40	-	72
Home equity lines of credit	248	248	-	251

Total	$2,900	2,900	-	2,644

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,453	1,595	-	1,483
Other	68	68	-	45
Real estate mortgage - 1 to 4 family:
First mortgages	16,500	16,788	-	16,767
Home equity loans	278	299	-	317
Home equity lines of credit	2,628	2,768	-	2,678

Total	$20,927	21,518	-	21,290

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

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.  Interest income recognized on impaired loans was not material during the three and nine months ended September 30, 2019 and 2018.

Index
As of September 30, 2019 and December 31, 2018 impaired loans included approximately $11.5 million and $11.1 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a chargeoff is taken at that time.  As a result, as of September 30, 2019 and December 31, 2018, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following tables presents, by class, loans that were modified as TDR’s:

	Three months ended 9/30/2019			Three months ended 9/30/2018

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	537	537	6	791	791
Home equity loans	-	-	-	1	6	6
Home equity lines of credit	-	-	-	1	7	7

Total	4	$537	537	8	$804	804

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	5	509	509	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	5	$509	509	-	$-	-

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Nine months ended 9/30/2019			Nine months ended 9/30/2018

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	1	$127	127	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12	1,768	1,768	10	1,386	1,386
Home equity loans	-	-	-	1	6	6
Home equity lines of credit	2	235	235	3	216	216

Total	15	$2,130	2,130	14	$1,608	1,608

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	5	509	509	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	5	$509	509	-	$-	-

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

During the three months ended September 30, 2019 and 2018 there were no TDR’s that defaulted which had been modified during the last twelve months. The following table presents, by class, TDR’s that defaulted during the nine months ended September 30, 2019 and 2018 which had been modified within the last twelve months:

	Three months ended 9/30/2019		Three months ended 9/30/2018
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	1	101
Home equity lines of credit	-	-	-	-

Total	-	$-	1	$101

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	-	$-	-	$-

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Nine months ended 9/30/2019		Nine months ended 9/30/2018
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	1	101
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	1	3

Total	-	$-	2	$104

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	1	72
Home equity lines of credit	-	-	-	-

Total	-	$-	1	$72

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

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2019

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$154,608	4,158	158,766
Other	17,919	993	18,912

	$172,527	5,151	177,678

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$14,501	-	14,501
Other	264	-	264

	$14,765	-	14,765

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$169,109	4,158	173,267
Other	18,183	993	19,176

	$187,292	5,151	192,443

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

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $1.5 million and $1.4 million at September 30, 2019 and December 31, 2018, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection department and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of September 30, 2019 and December 31, 2018 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of September 30, 2019 and December 31, 2018 is presented in the non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$164,490	$-	$164,490	$-
State and political subdivisions	169	-	169	-
Mortgage backed securities and collateralized mortgage obligations - residential	406,166	-	406,166	-
Corporate bonds	40,281	-	40,281	-
Small Business Administration- guaranteed participation securities	50,970	-	50,970	-
Other securities	683	-	683	-

Total securities available for sale	$662,759	$-	$662,759	$-

	Fair Value Measurements at
	December 31, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$152,160	$-	$152,160	$-
State and political subdivisions	173	-	173	-
Mortgage backed securities and collateralized mortgage obligations - residential	262,032	-	262,032	-
Corporate bonds	29,938	-	29,938	-
Small Business Administration- guaranteed participation securities	56,475	-	56,475	-
Other securities	685	-	685	-

Total securities available for sale	$501,463	$-	$501,463	$-

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,409	$-	$-	$2,409	Sales comparison approach	Adjustments for differences between comparable sales	1% - 9% (2%)

Impaired loans:
Real estate mortgage -1 to 4 family	-	-	-	-	Sales comparison approach	Adjustments for differences between comparable sales	N/A

	Fair Value Measurements at
	December 31, 2018 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,675	$-	$-	$1,675	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (7%)

Impaired loans:
Real estate mortgage -1 to 4 family	459	-	-	459	Sales comparison approach	Adjustments for differences between comparable sales	5% - 14% (10%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $2.4 million at September 30, 2019 and consisted of $560 thousand of commercial real estate and $1.8 million of residential real estate properties.  Valuation charges of $18 thousand and $294 thousand are included in earnings for the three months and nine months ended September 30, 2019, respectively.

Of the total impaired loans of $20.9 million at September 30, 2019, none are collateral dependent and carried at fair value measured on a non-recurring basis.

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

In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values (represents exit price) of financial instruments, at September 30, 2019 and December 31, 2018 are as follows:

Index
(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2019 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$450,677	450,677	-	-	450,677
Securities available for sale	662,759	-	662,759	-	662,759
Held to maturity securities	19,705	-	20,836	-	20,836
Federal Reserve Bank and Federal
Home Loan Bank stock	9,183	N/A	N/A	N/A	N/A
Net loans	3,940,990	-	-	3,990,429	3,990,429
Accrued interest receivable	11,738	96	2,770	8,872	11,738
Financial liabilities:
Demand deposits	453,439	453,439	-	-	453,439
Interest bearing deposits	4,007,728	2,550,505	1,456,107	-	4,006,612
Short-term borrowings	151,095	-	151,095	-	151,095
Accrued interest payable	1,534	163	1,371	-	1,534

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$503,709	503,709	-	-	503,709
Securities available for sale	501,463	-	501,463	-	501,463
Held to maturity securities	22,501	-	22,924	-	22,924
Federal Reserve Bank and Federal
Home Loan Bank stock	8,953	N/A	N/A	N/A	N/A
Net loans	3,829,330	-	-	3,753,966	3,753,966
Accrued interest receivable	11,341	353	2,371	8,617	11,341
Financial liabilities:
Demand deposits	405,069	405,069	-	-	405,069
Interest bearing deposits	3,869,178	2,594,672	1,264,772	-	3,859,444
Short-term borrowings	161,893	-	161,893	-	161,893
Accrued interest payable	1,024	104	920	-	1,024

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 9/30/2019
(dollars in thousands)	Balance at 7/1/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2019	Balance at 9/30/2019

Net unrealized holding loss on securities available for sale, net of tax	$(1,707)	1,790	-	1,790	83
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(490)	-	(87)	(87)	(577)

Accumulated other comprehensive loss, net of tax	$(1,774)	1,790	(87)	1,703	(71)

	Three months ended 9/30/2018
(dollars in thousands)	Balance at 7/1/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2018	Balance at 9/30/2018

Net unrealized holding (gain) loss on securities available for sale, net of tax	$(11,576)	(3,010)	-	(3,010)	(14,586)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	3,126	-	(194)	(194)	2,932
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	(1,346)	-	-	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(9,796)	(3,010)	(194)	(3,204)	(13,000)

	Nine months ended 9/30/2019
(dollars in thousands)	Balance at 1/1/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2019	Balance at 9/30/2019

Net unrealized holding loss on securities available for sale, net of tax	$(10,416)	10,499	-	10,499	83
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(316)	–	(261)	(261)	(577)

Accumulated other comprehensive loss, net of tax	$(10,309)	10,499	(261)	10,238	(71)

	Nine months ended 9/30/2018
(dollars in thousands)	Balance at 1/1/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2018	Balance at 9/30/2018

Net unrealized holding (gain) loss on securities available for sale, net of tax	$(5,030)	(9,556)	-	(9,556)	(14,586)
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	3,224	-	(292)	(292)	2,932
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	-	-	(1,346)	-	(1,346)

Accumulated other comprehensive income (loss), net of tax	$(1,806)	(9,556)	(1,638)	(9,848)	(13,000)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018:

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain (loss)	$35	189	$103	367	Salaries and employee benefits
Amortization of prior service cost	83	73	250	28	Salaries and employee benefits
Income tax benefit	(31)	(68)	(92)	(103)	Income taxes
Net of tax	87	194	261	292

Total reclassifications, net of tax	$87	194	$261	292

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months and nine months ended September 30, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Non-interest income
Service Charges on Deposits
Overdraft fees	$931	935	$2,630	2,586
Other	124	125	343	335
Interchange Income	970	1,003	3,785	3,478
Wealth management fees	1,517	1,516	4,933	4,927
Other (a)	1,383	876	2,785	2,303

Total non-interest income	$4,925	4,455	$14,476	13,629

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

As of September 30, 2019 the Company does not have leases that have not yet commenced.   At September 30, 2019 lease expiration dates ranged from two months to 25.0 years and have a weighted average remaining lease term of 9.4 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended September 30,
	2019	2018
Operating lease cost	$2,007	1,954
Variable lease cost	497	492

Total Lease costs	$2,504	2,446

(dollars in thousands)	Nine months ended September 30,
	2019	2018
Operating lease cost	$5,828	5,794
Variable lease cost	1,472	1,546

Total Lease costs	$7,300	7,340

(dollars in thousands)	Nine months ended September 30,
2019
Supplemental cash flows information:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,824

Right-of-use assets obtained in exchange for lease obligations:	54,038

Weighted average remaining lease term	9.4 years
Weighted average discount rate	3.30%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

(dollars in thousands)

Year ending December 31,
2019(a)	$1,967
2020	7,820
2021	7,818
2022	7,300
2023	6,978
Thereafter	32,600
Total lease payments	$64,483
Less: Interest	9,752

Present value of lease liabilities	$54,731

(a) Excluding the nine months ended September 30, 2019.

Index
Future minimum lease payments under non-cancellable leases as of September 30, 2018 were as follows:

(dollars in thousands)

Year ending December 31,
2018(b)	$1,940
2019	7,799
2020	7,622
2021	7,555
2022	7,048
Thereafter	39,395

Total lease payments	$71,359

(b) Excluding the nine months ended September 30, 2018.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and became fully phased in on January 1, 2019.  The capital rules include a capital conservation buffer that is designed to absorb losses during periods of economic stress and to require increased capital levels before capital distributions and certain other payments can be made.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The buffer was fully implemented at 2.5% as of January 1, 2019.  Management believes, as of September 30, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of September 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2019 and December 31, 2018:

(Bank Only)

	As of September 30, 2019		Well Capitalized(1)	Adequately Capitalized(1)(2)
(dollars in thousands)	Amount	Ratio

Tier 1 leverage capital	$509,531	9.751%	5.000%	4.000%
Common equity tier 1 capital	509,531	18.202	6.500	7.000
Tier 1 risk-based capital	509,531	18.202	8.000	8.500
Total risk-based capital	544,641	19.456	10.000	10.500

	As of December 31, 2018		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$484,581	9.767%	5.000%	4.000%
Common equity tier 1 capital	484,581	18.233	6.500	6.380
Tier 1 risk-based capital	484,581	18.233	8.000	7.880
Total risk-based capital	517,948	19.489	10.000	9.880

(Consolidated)
			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of September 30, 2019
(dollars in thousands)	Amount	Ratio

Tier 1 leverage capital	$525,680	10.057%	4.000%
Common equity tier 1 capital	525,680	18.767	7.000
Tier 1 risk-based capital	525,680	18.767	8.500
Total risk-based capital	560,811	20.021	10.500

	As of December 31, 2018		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$499,626	10.129%	4.000%
Common equity Tier 1 capital	499,626	18.790	6.380
Tier 1 risk-based capital	499,626	18.790	7.880
Total risk-based capital	533,009	20.046	9.880

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent
(3)	The December 31, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent

(11) New Accounting Pronouncements

In February 2016, the FASB issued ASU. 2016 02, Leases (Topic 842) (“ASU 2016 02”).  ASU 2016 02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases that extend more than twelve months on the balance sheet.  This accounting update also requires additional disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016 02 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities.  Early adoption is permitted.  The Company elected to adopt ASU 2016 02 as of January 1, 2019.  The Company has elected the package of practical expedients permitted in ASC Topic 842.  Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments (as of December 31, 2018) would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.  The company has also elected the practical expedient to use hindsight in determining the lease term.  As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2019 (a) a lease liability of approximately $58.2 million, which represents the present value of the remaining lease payments of approximately $69.4 million, discounted using the Company’s incremental borrowing rate, and (b) a ROU asset of approximately $53.0 million which represents the lease liability of $58.2 million adjusted for accrued rent of approximately $5.2 million.  This standard did not have a material impact on the Company’s key performance metrics and had no impact on the Company’s operating results.  The most significant impact was the recognition of ROU assets and lease liabilities for operating leases.

Index
In June 2016, the FASB released ASU 2016-13, “Financial Instruments – Credit Losses” which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects the current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2019.

The ASU represents a significant change from current GAAP and the Company continues to evaluate the impact of the ASU on its consolidated financial statements. The Company’s committee continues to meet regularly to evaluate the provisions of the ASU, reviewing the results of trial runs, enhancements to and development of policies as well as internal controls and processes being put in place related to the adoption of ASU 2016-13.   We have made our decision on loan segmentation and currently are in the process of testing and validating methodologies for calculating the quantitative component of our CECL allowance.  The Company has performed and will continue to perform multiple trial runs of CECL models, as well as model sensitivity analysis and determination of qualitative adjustments.

The Company plans to finalize its Topic 326 compliant methodology, accounting policies and internal controls in the fourth quarter of 2019. Upon adoption, any change to the Allowance for Credit losses will be recorded with a corresponding one-time cumulative-effect adjustment to retained earnings. The magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements cannot yet be reasonably estimated. We continue to evaluate the impact the adoption of the guidance will have on our Consolidated Financial Statements. The impact will be contingent upon the underlying characteristics of the affected portfolio and macroeconomic and internal forecasts at adoption date. In December 2018, the OCC, the Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL.  The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard.  The Company is evaluating adopting the capital transition relief over the permissible three-year period.

In April 2019, Accounting Standards Update No. 2019-04, “Codification Improvements to Topic 326 Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”) was issued to provide additional clarification on the scope and disclosure requirements of Topic 326. ASU 2019-04 includes provisions related to accounting policy elections that can be made by the entity related to accrued interest receivable and expected prepayments on financial assets, the inclusion of recoveries in estimating the allowance for credit losses (“ACL”) and consideration of contract extension and renewals when determining the contractual term. This ASU also provides clarification on the tabular vintage disclosures related to line-of-credit arrangements that convert term loans. In May 2019, Accounting Standards Update No. 2019-05, “Financial Instruments - Credit Losses (Topic 326); Targeted Transition Relief” (“ASU 2019-05”) was issued to allow an entity to make an irrevocable fair value option election on instruments within the scope of Topic 326 that are measured at amortized cost, except for held-to-maturity debt securities. This election can be applied on an instrument-by-instrument basis upon the adoption of Topic 326.  The Company currently writes off the uncollectible accrued interest receivable balance upon nonaccrual status by reversing interest income. The Company currently includes recoveries in estimating the allowance for credit losses and is evaluating all other components of ASU 2019-04 and their impacts to the Company.

For available for sale investments with unrealized losses, credit losses will be recognized as an allowance on an individual security basis rather than a reduction in the amortized cost of the securities. As a result, improvements to estimated credit losses will be recognized immediately in earnings rather than as interest income over time.  The Company has also evaluated the impacts of ASU 2019-05 to our held to maturity investments that are measured at amortized cost.  Based on the credit quality of our existing available for sale and held to maturity debt investment portfolio, the Company does not expect the Allowance for Credit Losses for the adoption of the standard, as it relates to the investment portfolio  to be significant.  The effective dates of ASU 2019-04 and ASU 2019-05 are the same as the effective date of ASU 2016-13.

Index

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of September 30, 2019, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2019 and September 30, 2018 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2019 and September 30, 2018, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 7, 2019

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer,  that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  All statements in this news release that are not historical are forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by words such as "anticipate," "intend," "plan," "goal," "seek," "believe," "project," "estimate," "expect," "strategy," "future," "likely," "may," "should," "will" and similar references to future periods.  Examples of forward-looking statements include, among others, statements we make regarding our expectations for our performance during 2019, the impact of Federal Reserve actions regarding interest rates and the growth of loans and deposits throughout our branch network, our expectations for changes in interest income, interest expense and interest rate margin, our ability to capitalize on economic changes in the areas in which we operate and the extent to which higher expenses to fulfill operating and regulatory requirements recur or diminish over time.  Such forward-looking statements are subject to factors that could cause actual results to differ materially for TrustCo from those discussed.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Index
Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three-month and nine-month periods ended September 30, 2019 and 2018.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and nine-month periods ended September 30, 2019, with comparisons to the corresponding period in 2018, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2018 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on March 1, 2019, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

During the third quarter of 2019 financial markets were influenced by both underlying economic conditions and by political developments.  Ongoing trade negotiations among many of the leading nations signaled a desire to resolve trade issues and to remove the uncertainty that the current tariffs have created.  US equity markets were generally favorable and showed increased volatility during the quarter.  For the third quarter, the S&P 500 index was up 1.7% and the Dow Jones industrial average was up 1.2% indicating strength across most equity market participants, which generally signals investor confidence in economic activity.  Credit markets continue to be driven by worldwide economic and political news and demand shifts between segments of the bond market as investors seek to capture yield and prepare for a potential rate change by the Federal Reserve Board.  The shape of the yield curve remained flat during the quarter.  The 10-year Treasury bond averaged 1.80% during the third quarter compared to 2.34% in the second quarter of 2019 a decrease of 54 basis points.  The 2-year Treasury bond average rate decreased 44 basis points to 1.69% resulting in continued flattening of the curve.  The spread between the 10-year and the 2-year Treasury bonds contracted from 0.21% on average in the second quarter to 0.11% in the third quarter of 2019.  This spread had been depressed in recent years and compares to 2.42% during its most recent peak in the fourth quarter of 2013.  Steeper yield curves are generally favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates. The target Federal Funds rate ranged from 1.75% to 2.25% for the quarter.  Spreads for most asset classes, including agency securities, corporates, municipals and mortgage-backed securities, were down by the end of the quarter as compared to the levels of a year earlier.  Rate changes and spreads during the current quarter were due to a number of factors; however, uncertainty about the timing of additional actions that the Federal Reserve Board would take in regard to the uncertainty regarding the economy and related issues are key factors.  Low risk free rates in major nations have caused investors to shift into alternative fixed income instruments, contributing to the compression of spreads over the risk free rates.  The Federal Reserve’s decision as to the direction and timing of a rate change is widely anticipated by the markets and has been considered in establishing longer term market rates.  The Federal Reserve Board decreased the target federal funds rate by 50 basis points during the third quarter of 2019 reflecting data sets that they are receiving and in response to the economic slowdown that is occurring partially as a result of the trade and tariff issues.  Many of the other developed nations are experiencing negative interest rates on their comparable government debt issues as a way of driving economic activity in those countries.  The rate cuts in the third quarter may also be a reflection of relative economic activities between the Unites States and these other developed nations and the recognition that even though economic activity is slowing in the United States, it is not at the level where these other nations are at.  Another indicator of the demand for longer term risk free bonds is the spread between the three month yields and the ten year yields.  On average for the third quarter of 2019 that spread was a negative 23 basis points meaning that the average yield on the three months instruments was higher by 23 basis points than the interest rate on the ten year instrument.  This is sometimes referred to as an inversion in the interest rate curve since longer term rates are less than short term rates.

Index

		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q3/18	Beg of Q3	1.93	2.52	2.73	2.85	0.33
	Peak	2.22	2.83	2.99	3.10	0.27
	Trough	1.96	2.53	2.70	2.82	0.29
	End of Q3	2.19	2.81	2.94	3.05	0.24
	Average in Q3	2.07	2.67	2.81	2.92	0.25

Q4/18	Beg of Q4	2.19	2.81	2.94	3.05	0.24
	Peak	2.45	2.98	3.09	3.24	0.26
	Trough	2.19	2.48	2.51	2.69	0.21
	End of Q4	2.45	2.48	2.51	2.69	0.21
	Average in Q4	2.35	2.80	2.88	3.04	0.24

Q1/19	Beg of Q1	2.45	2.48	2.51	2.69	0.21
	Peak	2.49	2.62	2.62	2.79	0.17
	Trough	2.37	2.22	2.18	2.39	0.17
	End of Q1	2.40	2.27	2.23	2.41	0.14
	Average in Q1	2.44	2.49	2.46	2.65	0.16

Q2/19	Beg of Q2	2.43	2.33	2.31	2.49	0.16
	Peak	2.47	2.41	2.41	2.60	0.19
	Trough	2.11	1.71	1.73	2.00	0.29
	End of Q2	2.12	1.75	1.76	2.00	0.25
	Average in Q2	2.35	2.13	2.12	2.34	0.21

Q3/19	Beg of Q3	2.21	1.78	1.79	2.03	0.25
	Peak	2.26	1.92	1.88	2.13	0.21
	Trough	1.80	1.43	1.32	1.47	0.04
	End of Q3	1.88	1.63	1.55	1.68	0.05
	Average in Q3	2.03	1.69	1.63	1.80	0.11

The United States economy continues to show improvements in selected geographic areas.  Economic conditions vary significantly over geographic areas with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors. The unprecedented intervention by governments in markets and attempts to stimulate the economy including the significant easing of monetary policy and the debt purchase program in the recent past is gradually being unwound based on the guidance released by the Federal Reserve.  Economic activity in Europe, China and elsewhere remains mixed.  This has added to the uncertainty of global growth and the general direction of interest rates.  Political changes in Europe, the United Kingdom and in South America has also added to this situation and this has in turn increased demand for risk free assets.  Current tensions regarding trade and tariffs have significantly heightened uncertainty.  Finally regulatory changes that have been enacted are expected to continue to impact the banking industry going forward.  These regulatory changes have added significant operating expense and operational burdens and have fundamentally changed the way banks conduct business.  The current administration has set policy initiatives that include attempts to reduce the regulatory burden.  The timing, extent and impact of these new actions are not yet finalized and the actual impact on day to day banking operations is uncertain.

Index
TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.  While the Company does not expect to see a significant change in the inherent risk of loss in its loan portfolio at September 30, 2019, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Overview
TrustCo recorded net income of $14.7 million, or $0.152 of diluted earnings per share, for the three-months ended September 30, 2019, compared to net income of $15.2 million, or $0.157 of diluted earnings per share, in the same period in 2018.  Return on average assets was 1.12% and 1.24%, respectively, for the three-months ended September 30, 2019 and 2018.  Return on average equity was 11.19% and 12.84%, respectively, for the three-months ended September 30, 2019 and 2018.

The primary factors accounting for the change in net income for the three-months ended September 30, 2019 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $244.7 million to $5.08 billion for the third quarter of 2019 compared to the same period in 2018.

•
A decrease in taxable equivalent net interest margin for the third quarter of 2019 to 3.04% from 3.35% in the prior year period.  The decrease in the margin, coupled with the increase in interest bearing deposits, resulted in a decrease of $1.9 million in taxable equivalent net interest income in the third quarter of 2019 compared to the third quarter of 2018.

•	An increase of $964 thousand in salaries and employee benefits for the third quarter of 2019 compared to the third quarter of 2018.

•	A decrease of $400 thousand in FDIC and other insurance for the third quarter of 2019 compared to the third quarter of 2018.

•	A decrease of $350 thousand in advertising expense for the third quarter of 2019 compared to the third quarter of 2018.

•	A decrease of $495 thousand in other real estate expense, net for the third quarter of 2019 compared to the third quarter of 2018.

Index
TrustCo recorded net income of $43.9 million, or $0.453 of diluted earnings per share, year to date, compared to net income of $45.4 million, or $0.470 of diluted earnings per share, in the same period in 2018.  Return on average assets was 1.14% and 1.24%, respectively, for the nine-months ended September 30, 2019 and 2018.  Return on average equity was 11.56% and 13.00%, respectively, for the nine-months ended September 30, 2019 and 2018.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of interest earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, by the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2018 is a description of the effect interest rates had on the results for the year 2018 compared to 2017.  Many of the same market factors discussed in the 2018 Annual Report continued to have a significant impact on results through the third quarter of 2019.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  As noted previously, during 2007-2008 the FRB aggressively reduced the Federal Funds rate, including a decrease from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008.  The target range remained at that level until December 2016 when the range was increased from 0.25% to 0.50%.  Subsequent increases and decreases have resulted in the current range of 1.75% to 2.00%.

Index
The yield on the 10-year Treasury bond decreased by 101 basis points from 2.69% at the beginning of 2019 to the September 30, 2019 level of 1.68%, far greater than the 50 basis points decreases in short term rates.  The rate on the ten year Treasury bond and other long-term interest rates have a significant influence on the rates offered for new residential real estate loans.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and on other short-term instruments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10-year Treasury yield was down 54 basis points, on average, during the third quarter of 2019 compared to the second quarter of 2019 and was down 112 basis points, on average, as compared to the third quarter of 2018.  The Federal Funds sold and other short-term investments portfolio is affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates and rates offered by competitors.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates decrease, the fair value of the securities will increase and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Higher market interest rates generally increase the value of retail deposits.  The net effect of market changes in interest rates during 2019 was that yields earned on both the investment portfolios and loans remained quite low in 2019 relative to historic levels, while deposit costs began to increase driven by the competitiveness of the market to drive liquidity to fund lending.

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

Interest rates generally remained below historic norms on both short term and longer term investments during the third quarter of 2019.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in the portfolio, there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  These characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the third quarter of 2019, the net interest margin was 3.04%, down 31 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $21.3 million while the average yield increased 21 basis points in the third quarter of 2019 compared to the same period in 2018.  The decrease in the average balance helped to fund increases in loans and securities available for sale.

•
The average balance of securities available for sale increased by $111.2 million while the average yield increased 16 basis points to 2.34%.  The average balance of held to maturity securities decreased by $3.9 million and the average yield decreased 16 basis points to 3.70% for the third quarter of 2019 compared to the same period in 2018.

•	The average loan portfolio grew by $158.4 million to $3.94 billion and the average yield increased three basis points to 4.26% in the third quarter of 2019 compared to the same period in 2018.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $179.3 million and the average rate paid increased 42 basis points to 0.94% in the third quarter of 2019 compared to the same period in 2018.

During the third quarter of 2019, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet continues to attract and retain deposit customers to the Company based upon a combination of service, convenience and interest rate.

Earning Assets
Total average interest earning assets increased from $4.84 billion in the third quarter of 2018 to $5.08 billion in the same period of 2019 with an average yield of 3.82% in the third quarter of 2019 and 3.78% in the third quarter of 2018.  The shift in the mix of assets towards a higher proportion of loans and the increase in yield on cash and securities available for sale drove the overall yield increase.  Interest income on average earning assets increased from $45.7 million in the third quarter of 2018 to $48.5 million in the third quarter of 2019, on a tax equivalent basis.  The increase was the result of higher volume and yield.

Loans
The average balance of loans was $3.94 billion in the third quarter of 2019 and $3.78 billion in the comparable period in 2018.  The yield on loans was up three basis points to 4.26%.  The higher average balances led to an increase in interest income on loans from $40.1 million in the third quarter of 2018 to $41.9 million in the third quarter of 2019.

Index
Compared to the third quarter of 2018, the average balance of residential mortgage loans, commercial loans and installment loans increased while home equity lines of credit decreased.  The average balance of residential mortgage loans was $3.47 billion in 2019 compared to $3.29 billion in 2018, an increase of 5.34%.  The average yield on residential mortgage was flat at 4.13% in the third quarter of 2019 and 2018.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $1.8 million to an average balance of $190.5 million in the third quarter of 2019 compared to the same period in the prior year.  The average yield on this portfolio was up 20 basis points to 5.45% compared to the prior year period.  The Company has been selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 35 basis points to 4.95% during the third quarter of 2019 compared to the same period in 2018.  The increase in yield is the result of prime rate increases during 2018 which occurred prior to the third quarter of 2019, partially offset by the decrease which occurred during the latter part of the third quarter of 2019, which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 6.6% to $275.0 million in the third quarter of 2019 as compared to the prior year.  With the tax deductibility changes of home equity line interest, some customers have refinanced their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2019 was $647.5 million compared to $536.2 million for the comparable period in 2018.  The balance reflects new investment purchases of $260.5 million, partially offset by routine paydowns, calls and maturities of $111.4 million. The average yield was 2.34% for the third quarter of 2019 compared to 2.18% for the third quarter of 2018.  This portfolio is primarily comprised of agency issued residential mortgage backed securities and collateralized mortgage obligations, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in accumulated other comprehensive loss, net of tax.

Index
The net unrealized gain in the available for sale securities portfolio was $117 thousand as of September 30, 2019 compared to a net unrealized loss of $14.1 million as of December 31, 2018.  The unrealized gain in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $20.2 million for the third quarter of 2019 compared to $24.1 million in the third quarter of 2018.  The decrease in balance reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 3.70% for the third quarter of 2019 compared to 3.86% for the same period in 2018.  Since the same period last year, the lower yield reflects the prepayments of the higher yielding mortgage backed securities in this portfolio.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2019, this portfolio consisted solely of agency issued residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2019 third quarter average balance of Federal Funds sold and other short-term investments were $465.3 million, a $21.3 million decrease from the $486.6 million average for the same period in 2018.  The yield was 2.19% for the third quarter of 2019 and 1.98% for the comparable period in 2018.  Interest income from this portfolio increased $127 thousand from $2.4 million in 2018 to $2.6 million in 2019, reflecting the target rate increases during 2018, partly offset by the rate decreases during 2019.

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

Total average interest bearing accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $202.9 million to $4.03 billion for the third quarter of 2019 versus the third quarter in the prior year, and the average rate paid increased from 0.51% for 2018 to 0.95% for 2019.  Total interest expense on these deposits increased $4.6 million to $9.5 million in the third quarter of 2019 compared to the same period in 2018.  From the third quarter of 2018 to the third quarter of 2019, interest bearing demand account average balances were down 4.3%, certificates of deposit average balances were up 26.0%, non-interest demand average balances were up 8.3%, average savings balances decreased 9.5% and money market balances were up 11.5%.  Because Trustco offered competitive shorter term rates, the Company would expect margin to stabilize in the fourth quarter of 2019 as the shorter term time deposits could reprice lower and provide opportunity for increased margin expansion.

Index
The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.

At September 30, 2019, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,134,946
1 to 2 years	305,620
2 to 3 years	7,945
3 to 4 years	5,879
4 to 5 years	2,622
Over 5 years	211
$1,457,223

Average short-term borrowings for the quarter were $160.2 million in 2019 compared to $183.8 million in 2018.  The average rate increased during this time period from 0.60% in 2018 to 0.90% in 2019.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Net Interest Income
Taxable equivalent net interest income decreased by $1.9 million to $38.6 million in the third quarter of 2019 compared to the same period in 2018.  The net interest spread was down 38 basis points to 2.88% in the third quarter of 2019 compared to the same period in 2018.  As previously noted, the net interest margin was down 31 basis points to 3.04% for the third quarter of 2019 compared to the same period in 2018.

Taxable equivalent net interest income decreased by $2.4 million to $117.6 million in the first nine-months of 2019 compared to the same period in 2018.  The net interest spread was down 26 basis points to 2.98% in the first nine-months of 2019 compared to the same period in 2018. The net interest margin was down 19 basis points to 3.13% for the first nine-months of 2019 compared to the same period in 2018.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of September 30, 2019:

Index
Nonperforming loans and foreclosed real estate:  Total NPLs were $21.0 million at September 30, 2019, compared to $25.0 million at December 31, 2018 and $23.8 million at September 30, 2018.  There were $21.0 million of non-accrual loans at September 30, 2019 compared to $25.0 million at December 31, 2018 and $23.8 million at September 30, 2018.  There were no loans at September 30, 2019 and 2018 and December 31, 2018 that were past due 90 days or more and still accruing interest.

At September 30, 2019, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $21.0 million at September 30, 2019, $20.1 million were residential real estate loans, $888 thousand were commercial loans and mortgages and $13 thousand were installment loans, compared to $24.3 million, $645 thousand and $19 thousand, respectively, at December 31, 2018.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net chargeoffs were $39 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2019 compared to net recoveries of $3 thousand for the third quarter of 2018.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  At September 30, 2019, 75.1% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 24.9% were in Florida.  Those figures compare to 76.1% and 23.9%, respectively at December 31, 2018.

Economic conditions vary widely by geographic location.  Florida experienced a more significant downturn than New York during the recession, however conditions in Florida have improved more than in New York in recent periods.  As a percentage of the total nonperforming loans as of September 30, 2019, 8.6% were to Florida borrowers, compared to 91.4% to borrowers in New York and surrounding areas.  For the three-months ended September 30, 2019, New York and surrounding areas experienced net chargeoffs of approximately $20 thousand, compared to $16 thousand of net chargeoffs in Florida.

Index
Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2019, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $1.5 million of commercial mortgages and commercial loans classified as impaired as of September 30, 2019 compared to $1.4 million at December 31, 2018.  There were $19.4 million of impaired residential loans at September 30, 2019 and $20.9 million at December 31, 2018.  The average balances of all impaired loans were $21.3 million for the nine months of 2019 and $23.2 million for the full year 2018.

As of September 30, 2019 and December 31, 2018, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or deed in lieu).  As of September 30, 2019 other real estate owned included $2.4 million of foreclosed real estate compared to $1.7 million at December 31, 2018.

Allowance for loan losses:  The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of September 30, 2019		As of December 31, 2018
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,692	4.42%	$3,903	4.74%
Real estate construction - commercial	179	0.41%	145	0.32%
Real estate construction - residential	126	0.28%	165	0.37%
Real estate mortgage - 1 to 4 family	35,636	87.76%	34,918	86.80%
Home equity lines of credit	4,144	6.86%	4,689	7.47%
Installment Loans	552	0.27%	946	0.30%
	$44,329	100.00%	$44,766	100.00%

At September 30, 2019, the allowance for loan losses was $44.3 million, compared to $44.7 million at September 30, 2018 and $44.8 million at December 31, 2018.  The allowance represents 1.11% of the loan portfolio as of September 30, 2019 compared to 1.17% at September 30, 2018 and 1.16% at December 31, 2018.

There was no provision for loan losses for the quarter ended September 30, 2019 and $300 thousand for the quarter ended September 30, 2018.  Net chargeoffs for the three-month period ended September 30, 2019 were $36 thousand and were $67 thousand for the prior year period. Net chargeoffs for the nine-month period ended September 30, 2019 were $396 thousand and were $334 thousand for the prior year period.

Index
During the third quarter of 2019, there were commercial loan net recoveries of $28 thousand and $64 thousand of residential mortgage and consumer loan net chargeoffs compared with commercial loan net recoveries of $2 thousand and $69 thousand of net residential mortgage and consumer loan chargeoffs in the third quarter of 2018.

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

Index
Using this model, the fair value of capital projections as of September 30, 2019 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2019.  The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of September 30, 2019	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	18.30%
+300 BP	18.90
+200 BP	19.40
+100 BP	19.80
Current rates	19.70
-100 BP	17.40

Noninterest Income
Total noninterest income for the third quarter of 2019 was $4.9 million versus $4.5 million for the previous year.  Financial services income was flat at $1.5 million in the third quarter of 2019 as compared to the prior year period.  Other income was $806 thousand, up $560 thousand in the third quarter of 2019 as compared to the year ago period primarily as a result of a $350 recovery from a prior year legal judgement.  The fair value of assets under management was $896 million at September 30, 2019 and $803 million as of December 31, 2018 and $886 million at September 30, 2018.

For the nine months through September 30, 2019 total noninterest income was $14.5 million, up $847 thousand compared to the prior year period.  The increase was primarily a result of the sale of the Company’s credit card portfolio which resulted in a gain of approximately $176 thousand, a gain of approximately $349 thousand from the sale of non-performing loans, and a $350 recovery from a prior year legal judgement.

Noninterest Expenses
Total noninterest expenses were $24.1 million for the three-months ended September 30, 2019, compared to $24.5 million for the three-months ended September 30, 2018.  Significant changes included a $400 thousand decrease in FDIC and other insurance, a $350 decrease in advertising expense, a $495 decrease in other real estate expense, partially offset by an increase of $964 thousand in salaries and employee benefits.  Full time equivalent headcount increased from 807 as of September 30, 2018 to 823 as of September 30, 2019.

Total noninterest expenses were $73.8 million for the nine-months ended September 30, 2019, compared to $72.8 million for the nine-months ended September 30, 2018.  Significant changes included an increase of $3.0 million in salaries and employee benefits, partly offset by decreases of $691 thousand in FDIC and other insurance and a decrease of $975 thousand in other real estate expense.

Index
Income Taxes
In the third quarter of 2019, TrustCo recognized income tax expense of $4.8 million compared to $4.9 million for the third quarter of 2018.  The effective tax rates were 24.6% and 24.5% for the third quarters of 2019 and 2018, respectively.  For the first nine-months, income taxes were $14.3 million in 2019, as compared to $14.5 million in 2018.  The effective tax rates were 24.6% and 24.2% for 2019 and 2018, respectively.

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

Total shareholders’ equity at September 30, 2019 was $526.2 million compared to $477.1 million at September 30, 2018.  TrustCo declared a dividend of $0.068125 per share in the third quarter of 2019.  This results in a dividend payout ratio of 44.85% based on third quarter 2019 earnings of $14.7 million.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2019 and December 31, 2018:

(Bank Only)

	As of September 30, 2019		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage capital	$509,531	9.751%	5.000%	4.000%
Common equity tier 1 capital	509,531	18.202	6.500	7.000
Tier 1 risk-based capital	509,531	18.202	8.000	8.500
Total risk-based capital	544,641	19.456	10.000	10.500

	As of December 31, 2018		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(3)

Tier 1 (core) capital	$484,581	9.767%	5.000%	4.000%
Common equity tier 1 capital	484,581	18.233	6.500	6.380
Tier 1 risk-based capital	484,581	18.233	8.000	7.880
Total risk-based capital	517,948	19.489	10.000	9.880

(Consolidated)

			Minimum for
			Capital Adequacy plus
	As of September 30, 2019		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage capital	$525,680	10.057%	4.000%
Common equity tier 1 capital	525,680	18.767	7.000
Tier 1 risk-based capital	525,680	18.767	8.500
Total risk-based capital	560,811	20.021	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2018		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$499,626	10.129%	4.000%
Common equity Tier 1 capital	499,626	18.790	6.380
Tier 1 risk-based capital	499,626	18.790	7.880
Total risk-based capital	533,009	20.046	9.880

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The September 30, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent
(3) The December 31, 2018 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a transition capital conservation buffer of 1.88 percent

In addition, at September 30, 2019, the consolidated equity to total assets ratio was 10.07%, compared to 9.88% at December 31, 2018 and 9.77% at September 30, 2018.

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

Index
As of September 30, 2019, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current and also fully phased-in capital conservation buffer is taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At September 30, 2019 and 2018, Trustco Bank met the definition of “well-capitalized.”

On October 29, 2019, the federal bank regulatory agencies announced that they had finalized a rule that simplifies capital requirements for qualifying banks and bank or thrift holding companies (referred to collectively in the new rule as “banking organizations”) by allowing them to adopt a simple leverage ratio to measure capital adequacy. The new “community bank leverage ratio framework” removes requirements for calculating and reporting risk-based capital ratios for a qualifying banking organization that opts into the framework.

To qualify for the framework, a banking organization must have less than $10 billion in total consolidated assets, total off-balance-sheet exposures (as defined in the new rule and excluding derivatives other than sold credit derivatives and unconditionally cancellable commitments) of 25% or less of total consolidated assets, total trading assets plus trading liabilities of 5% or less of total consolidated assets and a leverage ratio greater than 9%.

A qualifying banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% will be considered to have satisfied their risk-based and leverage capital requirements, and a qualifying bank will be considered to have met the well-capitalized ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules.

The new rule will contain a two-quarter grace period to either meet the qualifying criteria again or to comply with the generally applicable capital rule. The grace period will begin as of the end of the calendar quarter in which a banking organization ceases to satisfy any of the qualifying criteria and when the qualifying banking organization’s leverage ratio is 9% or less but greater than 8%. A banking organization that fails to maintain a leverage ratio greater than 8% would not be permitted to use the grace period and must comply with the generally applicable capital rule and file the appropriate regulatory reports.

The final rule will be effective as of January 1, 2020, and a qualifying banking organization can utilize the community bank leverage ratio framework for purposes of filing its regulatory reports for the first quarter for 2020 (that is, as of March 31, 2020).

Index
TrustCo is evaluating the new community bank leverage ratio framework and has not yet decided whether it will opt-in to the framework.

As noted, the Company’s dividend payout ratio was 44.85% of net income for the third quarter of 2019 and 43.29% of net income for the third quarter of 2018.  The per-share dividend paid in the third quarters of 2019 and 2018 was $0.068125.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 11,400 participants. The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Critical Accounting Policies
Pursuant to Securities and Exchange Commission (“SEC”) guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of ($432) thousand in 2019 and ($15.0) million in 2018.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended September 30, 2019			Three months ended September 30, 2018
Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$183,580	996	2.17%	$154,865	787	2.03%	$209	152	57
Mortgage backed securities and collateralized mortgage obligations-residential	370,808	2,178	2.35%	287,760	1,601	2.23%	577	486	91
State and political subdivisions	166	3	7.23%	453	10	8.88%	(7)	(5)	(2)
Corporate bonds	40,231	321	3.19%	30,110	202	2.68%	119	76	43
Small Business Administration-guaranteed
participation securities	51,988	282	2.17%	62,368	325	2.09%	(43)	(116)	73
Mortgage backed securities and collateralized mortgage obligations-commercial	-	-	-%	-	-	-%	-	-	-
Other	685	6	3.50%	685	4	2.34%	2	-	2

Total securities available for sale	647,458	3,786	2.34%	536,241	2,929	2.18%	857	593	264

Federal funds sold and other short-term Investments	465,251	2,552	2.19%	486,552	2,425	1.98%	127	(560)	687

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	20,197	187	3.70%	24,080	232	3.86%	(45)	(36)	(9)

Total held to maturity securities	20,197	187	3.70%	24,080	232	3.86%	(45)	(36)	(9)

Federal Reserve Bank and Federal Home Loan Bank stock	9,183	81	3.53%	8,953	82	3.66%	(1)	9	(10)

Commercial loans	190,538	2,596	5.45%	188,757	2,480	5.25%	116	23	93
Residential mortgage loans	3,465,102	35,743	4.13%	3,289,534	33,949	4.13%	1,794	1,794	-
Home equity lines of credit	275,047	3,401	4.95%	294,518	3,418	4.60%	(17)	(966)	949
Installment loans	9,967	183	7.34%	9,447	226	9.51%	(43)	71	(114)

Loans, net of unearned income	3,940,654	41,923	4.26%	3,782,256	40,073	4.23%	1,850	922	928

Total interest earning assets	5,082,743	48,529	3.82%	4,838,082	45,741	3.78%	2,788	928	1,860

Allowance for loan losses	(44,448)			(44,770)
Cash & non-interest earning assets	188,528			120,474

Total assets	$5,226,823			$4,913,786

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$874,179	52	0.02%	$913,150	113	0.05%	(61)	(4)	(57)
Money market accounts	567,554	1,177	0.83%	508,795	544	0.42%	633	67	566
Savings	1,126,935	323	0.11%	1,244,889	417	0.13%	(94)	(36)	(58)
Time deposits	1,457,510	7,974	2.19%	1,156,422	3,864	1.33%	4,110	1,180	2,930

Total interest bearing deposits	4,026,178	9,526	0.95%	3,823,256	4,938	0.51%	4,588	1,207	3,381
Short-term borrowings	160,162	359	0.90%	183,796	277	0.60%	82	(209)	291

Total interest bearing liabilities	4,186,340	9,885	0.94%	4,007,052	5,215	0.52%	4,670	998	3,672

Demand deposits	438,789			405,311
Other liabilities	80,188			26,429
Shareholders' equity	521,506			474,994

Total liabilities and shareholders' equity	$5,226,823			$4,913,786

Net interest income , tax equivalent		38,644			40,526		$(1,882)	(70)	(1,812)

Net interest spread			2.88%			3.26%

Net interest margin (net interest income to total interest earning assets)			3.04%			3.35%

Tax equivalent adjustment		(1)			(3)

Net interest income		38,643			40,523

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of ($4.9) million in 2019 and ($13.6) million in 2018.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Nine months ened September 30, 2019			Nine months ened September 30, 2018
Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$166,119	2,600	2.09%	$155,434	2,324	1.99%	$276	159	117
Mortgage backed securities and collateralized mortgage obligations-residential	329,188	5,885	2.38%	300,645	5,039	2.23%	846	495	351
State and political subdivisions	167	9	7.19%	494	30	8.14%	(21)	(18)	(3)
Corporate bonds	33,678	801	3.17%	30,384	485	2.13%	316	57	259
Small Business Administration-guaranteed participation securities	54,414	868	2.13%	64,769	1,010	2.08%	(142)	(180)	38
Mortgage backed securities and collateralized mortgage obligations commercial	-	-	-%	3,651	37	1.34%	(37)	(19)	(18)
Other	685	16	3.11%	685	13	2.53%	3	-	3

Total securities available for sale	584,251	10,179	2.32%	556,062	8,938	2.14%	1,241	494	747

Federal funds sold and other short-term Investments	504,512	8,843	2.34%	521,470	6,909	1.77%	1,934	(368)	2,302

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	21,123	613	3.87%	25,410	736	3.86%	(123)	(126)	3

Total held to maturity securities	21,123	613	3.87%	25,410	736	3.86%	(123)	(126)	3

Federal Reserve Bank and Federal Home Loan Bank stock	9,104	365	5.35%	8,893	357	5.35%	8	8	-

Commercial loans	191,370	7,725	5.38%	187,198	7,336	5.23%	389	170	219
Residential mortgage loans	3,412,411	105,786	4.13%	3,214,950	99,122	4.11%	6,665	6,175	489
Home equity lines of credit	280,248	10,441	4.97%	299,723	10,018	4.47%	423	(946)	1,369
Installment loans	10,718	656	8.16%	8,831	644	9.75%	12	166	(154)

Loans, net of unearned income	3,894,747	124,608	4.27%	3,710,702	117,120	4.21%	7,488	5,566	1,923

Total interest earning assets	5,013,737	144,608	3.85%	4,822,537	134,060	3.71%	10,548	5,574	4,975

Allowance for loan losses	(44,744)			(44,573)
Cash & non-interest earning assets	180,568			123,134

Total assets	$5,149,561			$4,901,098

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$878,106	267	0.04%	$899,319	331	0.05%	(64)	(7)	(57)
Money market accounts	546,601	3,122	0.76%	528,310	1,435	0.36%	1,687	52	1,635
Savings	1,141,607	1,067	0.12%	1,255,245	1,256	0.13%	(189)	(88)	(101)
Time deposits	1,416,306	21,462	2.02%	1,124,592	10,163	1.21%	11,299	3,147	8,152

Total interest bearing deposits	3,982,620	25,918	0.87%	3,807,466	13,185	0.46%	12,733	3,104	9,629
Short-term borrowings	160,647	1,121	0.93%	202,412	918	0.61%	203	(309)	512

Total interest bearing liabilities	4,143,267	27,039	0.87%	4,009,878	14,103	0.47%	12,936	2,795	10,141

Demand deposits	418,327			396,288
Other liabilities	79,937			28,062
Shareholders' equity	508,030			466,870

Total liabilities and shareholders' equity	$5,149,561			$4,901,098

Net interest income , tax equivalent		117,569			119,957		$(2,388)	2,779	(5,166)

Net interest spread			2.98%			3.24%

Net interest margin (net interest income to total interest earning assets)			3.13%			3.32%

Tax equivalent adjustment		(3)			(10)

Net interest income		117,566			119,947

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2018, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and nine-month periods ended September 30, 2019 and 2018, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2019, the Company had an average balance of Federal Funds sold and other short-term investments of $465.3 million compared to $486.6 million in the third quarter of 2018.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Date:  November 7, 2019