Form 10-K
period 2019-12-31
TRUSTCO BANK CORP N Y
filed 2020-02-28
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2019
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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (518) 377-3311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered)
Common Stock, $1.00 Par Value	TRST	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No.☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes.☐ No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒ No.☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes.☒ No.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 28, 2019, the last business day of the Company’s second fiscal quarter, was $749 million (based upon the closing price of $7.92 on June 28, 2019 as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 24, 2020 was 96,801,657.

Documents Incorporated by Reference: Portions of registrant’s Proxy Statement filed for its 2020 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end.

Index

Index
USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (“SEC”) has adopted certain rules with respect to the use of “non-GAAP financial measures” by companies with a class of securities registered under the Securities Exchange Act of 1934, such as TrustCo Bank Corp NY. GAAP is generally accepted accounting principles in the United States of America. Under the SEC rules, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.

A discussion of certain non-GAAP financial measures, including taxable equivalent net interest income net interest margin and efficiency ratio, used in this report and in the Annual Report to Shareholders, as well as a reconciliation of these measures to the closest comparable GAAP financial measures, is set forth in the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 814 full-time equivalent employees of TrustCo at year-end 2019. TrustCo had 11,261 shareholders of record as of December 31, 2019 and the closing price of the TrustCo common stock on that date was $8.67.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. At year-end 2019, the Bank operated 162 automatic teller machines and 148 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Indian River, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2019 consolidated net income and average assets.  The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2019 and 2018.

Index
Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $927.5 million as of December 31, 2019.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act"), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Regulatory Relief Act, among other matters, expands the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single "Community Bank Leverage Ratio" of 9 percent. Any qualifying depository institution or its holding company that exceeds the "community bank leverage ratio" will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be "well capitalized" under the prompt corrective action rules. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Dividends

Most of TrustCo’s revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. The payment of dividends by the Bank to TrustCo is subject to continued compliance with minimum regulatory capital requirements, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators.

OCC regulations impose limitations upon all capital distributions by the Bank, including cash dividends. Under the regulations, an application to and the approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide prior notice to the OCC and the Federal Reserve Board of the capital distribution if, like the Bank, it is a subsidiary of a savings and loan holding company. The OCC may disapprove a dividend if the institution would be undercapitalized following the distribution, the proposed capital distribution raises safety and soundness concerns, or the capital distribution would violate a prohibition contained in any statue, regulation or agreement between the bank and a regulator or a condition imposed in a previously approved application or notice.

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

Index
Compliance with regulatory standards regarding capital distributions could also limit the amount of dividends that TrustCo may pay to its shareholders.

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019 for information concerning the Bank’s regulatory capital requirements.

Regulatory Capital Requirements and Prompt Corrective Action.

Regulatory Capital Rules. The Company and the Bank are subject to regulatory capital requirements contained in rules published by the Federal Reserve Board, FDIC and OCC. The rules establish a comprehensive capital framework for all U.S. banking organizations designed to implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rules were effective for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements being phased in over a multi-year schedule. Calendar year 2018 was the final year of implementation of the capital rules and the capital rules were fully phased in effective January 1, 2019.

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

Under the capital rules, the minimum capital ratios are:

●	4.5% CET1 to risk-weighted assets;

●	6.0% Tier 1 capital to risk-weighted assets;

●	8.0% Total capital to risk-weighted assets; and

●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

At December 31, 2019, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.94%, CET1 capital ratio (CET1 capital to risk-weighted assets) of  a 18.41% Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.41%, and a total capital ratio (total capital to risk-weighted assets) of 19.67%.  Also at December 31, 2019, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 10.25% CET1 capital ratio (CET1 capital to risk-weighted assets) of 18.99% a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.99% and a total capital ratio (total capital to risk-weighted assets) of 20.24%.

Index
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

The capital rules contain standards for the calculation of risk-weighted assets. Among other standards, a bank may assign a 50% risk weight to a first-lien residential mortgage exposure that:

●	is secured by property that is owner-occupied or rented,

●	is made in accordance with “prudent underwriting standards,” including loan-to-value ratios,

●	is not 90 days or more past due or in nonaccrual status, and

●	is not restructured or modified.

Other first-lien residential exposures, as well as junior-lien exposures if the bank does not hold the first lien, are assigned a 100% risk weight.

The exposure amount for on-balance sheet assets is generally the carrying value of the exposure as determined under GAAP. If a banking organization has elected to opt out of the accumulated other comprehensive income provisions discussed above, the exposure amount for available for sale or held-to-maturity debt securities is the carrying value (including accrued but unpaid interest and fees) of the exposure, less any net unrealized gains plus any unrealized losses. Exposures to debt directly and unconditionally guaranteed by the U.S. federal government and its agencies receive a 0% risk weight. Exposures conditionally guaranteed by the federal government, Federal Reserve Board, or a federal government agency would receive a 20% risk weight. Further, the capital rules assign a 20% risk weight to non-equity exposures to government-sponsored entities (“GSEs”) and a 100% risk weight to preferred stock issued by a GSE. A GSE is defined as an entity established or chartered by the federal government to serve public purposes but whose debt obligations are not “explicitly guaranteed” by the full faith and credit of the federal government. Banking organizations must assign a 20% risk weight to general obligations of a public sector entity (for example, a state, local authority or other governmental subdivision below the sovereign level) that is organized under U.S. law and a 50% risk weight for a revenue obligation of such an entity.

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

At December 31, 2019 and 2018, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and FRB regulations.

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

In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board, and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. The Dodd-Frank Act, moreover, codified the Federal Reserve’s long-standing “source of strength” doctrine and thus requires that bank or thrift holding companies serve as a source of financial strength for their depository institution subsidiaries. The phrase “source of financial strength” is defined in the Dodd-Frank Act as “the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” The federal banking agencies are authorized to adopt regulations with respect to this requirement, although they have not yet done so.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented legislative reforms intended to address corporate and accounting fraud and contained reforms of various business practices and numerous aspects of corporate governance. For example, Sarbanes-Oxley addresses accounting oversight and corporate governance matters, including the creation of the PCDOB to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company’s public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan “blackout” periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

Although the Company has and will continue to incur additional expense in complying with the corporate governance provisions of federal law and the resulting regulations, management does not expect that such compliance will have a material impact on the Company’s financial condition or results of operations.

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

The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions. As of September 30, 2019 the reserve rate was 1.41%, exceeding the minimum statutory requirement.

Index
FDIC deposit insurance expense totaled $624 thousand, $1.5 million, and $2.9 million, in 2019, 2018, and 2017, respectively. FDIC deposit insurance expense includes deposit insurance assessments and, until 2019, Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The final FICO assessment was collected in 2019.

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

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2019 totaled approximately $815 thousand.

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

Consumer Privacy. The federal banking agencies have prohibited rules regarding the confidential treatment of nonpublic personal information about consumers. These rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy rules affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. Because the Company does not sell customer information or give customer information to outside third parties or its affiliates except under limited circumstances (e.g., providing customer information to the Company’s data processing provider), the rules have not had a significant impact on the Company’s results of operations or financial condition.

Index
Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts effective as of January 16, 2020 was as follows:

Amount of transaction accounts	Reserve Requirement

$0 to $16.9 million	0% of amount.

Over $16.9 million and up to $127.5 million	3% of amount.

Over $127.5 million	10% of amount over $127.5 million

The Bank is in compliance with these requirements.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2019, the Bank owned $5.1 million in FHLB of New York stock, which was in compliance with its obligations.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo’s operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

TrustCo’s 2019 Annual Report to Shareholders, which is included as Exhibit 13 hereto, contains a list of certain important factors, in addition to the factors described under Item 1A. Risk Factors, that in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. The list should not be construed as exhaustive, and TrustCo disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. Interest rates have in recent years hit historical low levels.  From December 2008 through December 2015, the U.S. Federal Reserve held its target for the federal funds rate at a range of 0.00% to 0.25%. The target range remained at that level until December 2016 when the range was increased to 0.25% to 0.50%.  Subsequent increases and decreases have resulted in the current range of 1.50% to 1.75%. Most economists and financial market indicators concur that there will be additional changes in rates.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities, and short-term investments. To the extent that the Federal Reserve or general market conditions for deposits change rates further, our cost of funds may rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on Trustco Bank’s profitability.

Index
We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Conversely, increases in interest rates often result in slowed prepayments of loans and mortgage-related securities, reducing cash flows and reinvestment opportunities.

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

If our allowance for loan losses (“ALLL”) is not sufficient to cover actual loan losses, our earnings could decrease, and a new accounting standard may require us to increase our ALLL.

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

Additionally, Trustco will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2020.  This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit.  This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

The regulatory capital rules could slow our growth, cause us to seek to raise additional capital, or both.

As discussed under “Regulation and Supervision - Regulatory Capital Requirements and Prompt Corrective Action,” the Company and the Bank are subject to regulatory capital requirements. The new capital rules impose stringent capital requirements on the Company and the Bank and generally require banking organizations to hold high-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The rules include required minimum capital ratios for all banking organizations and a “capital conservation buffer” that is in addition to each capital ratio.

Index
The application of these stringent capital requirements for us could, among other things, result in lower returns on equity, require us to limit the growth we may otherwise seek, require the raising of additional capital, and result in regulatory actions such as prohibitions on the payment of dividends, the payment of bonuses to employees or the repurchase of shares if we were unable to comply with such requirements. Recent regulatory changes have made available to qualifying institutions of under $10 billion in assets an alternative "community bank leverage ratio" framework of 9% Tier 1 capital to total consolidated assets. That framework is available for election starting in 2020. However, the framework, if elected, is not expected to effectively lower the amount of capital needed to comply with regulatory requirements.

If Trustco Bank fails to comply with the new capital standards, the OCC will have the authority to take “prompt corrective action,” depending on the Bank’s capital level. Currently, the Bank is considered “well-capitalized” for prompt corrective action purposes. If it were to be designated by the OCC in one of the lower capital levels - “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” - the Bank would be required to raise additional capital and also would be subject to progressively more severe restrictions on operations, management, and capital distributions; replacement of senior executive officers and directors; and, if it became “critically undercapitalized,” to the appointment of a conservator or receiver.

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

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 74.4% of our loan portfolio is comprised of loans secured by property located in our markets in and around of New York, and approximately 25.6% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

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

Index
Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, results of operations or cash flows.

The Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies. The Tax Cuts and Jobs Act (which we refer to as the “Tax Act”), enacted on December 22, 2017, significantly affected United States tax law, including by changing how the United States imposes tax on certain types of income of corporations and by reducing the United States federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including certain executive compensation deductions, deductions for certain transportation fringe benefits provided to employees and entertainment expenses, among others. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. In addition, the Internal Revenue Service (which we refer to as the “IRS”) has yet to issue guidance on a number of important issues regarding the changes made by the Tax Act. In the absence of such guidance, we will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, financial condition, results of operations and cash flows.

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

Index
For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2019, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2019, Trustco Realty had met the two annual income tests and the distribution test.

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

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302, in a facility owned by the Company. The Company operates 148 banking offices, of which 25 are owned and 123 are leased from others on market terms.

In the opinion of management, the physical properties of TrustCo and the Bank are suitable and adequate to meet our requirements and are being fully utilized.  These properties are located in New York, New Jersey, Vermont, Massachusetts and Florida.

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

Not applicable.

Index
Information about our Executive Officers

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 56, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2001

Scot R. Salvador, Age 53, Executive Vice President and Chief Lending Officer	Executive Vice President and Chief Lending Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 57, Executive Vice President and Chief Risk Officer	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Executive Vice President of TrustCo and Trustco Bank since 2013. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 45, Executive Vice President and Chief Financial Officer	Executive Vice President of TrustCo and Trustco Bank since December 2018. Senior Vice President and Chief Financial Officer since December 2014. Administrative Vice President of TrustCo and Trustco Bank from June 2010 to December 2014. Vice President of Trustco Bank from 2004 to June 2010.	2014

Eric W. Schreck Age 53, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Michael Hall Age 54, General Counsel and Corporate Secretary	Secretary of TrustCo and Trustco Bank since 2016. Vice President of Trustco Bank since 2015. Joined Trustco Bank in 2015. Prior to 2015, attorney in private practice.	2016

Kevin M. Curley Age 54, Executive Vice President and Chief Operations Officer	Executive Vice President and Chief Operations Officer of TrustCo and Trustco Bank since December 2018. Joined Trustco Bank in 1990.	2018

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “TRST.” TrustCo had approximately 11,269 shareholders of record as of February 24, 2020, and the closing price of TrustCo’s common stock on that date was $7.67.

The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2019.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2019	-	$-	-	-
November 1 to November 30, 2019	-	$-	-	-
December 1 to December 31, 2019	-	$-	-	-
Total	-	$-	-	-
*Purchase relates to an employee exercise of incentive stock options.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2019, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this this Item 6 is incorporated herein by reference from the table captioned “FIVE YEAR SUMMARY OF FINANCIAL DATA” in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019, which is filed as Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this  Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Index

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019, which is filed as Exhibit 13 hereto and incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Index
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

The following table provides information, as of December 31, 2019, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	519,091	$6.67	1,696,794
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	519,091	$6.67	1,696,794

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2019 and 2018.

Consolidated Statements of Income -- Years Ended December 31, 2019, 2018 and 2017.

Index
Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2019 and 2018.

Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated May 23, 2019, incorporated by reference to Exhibit 3.2 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

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

10(i)*
Amended and Restated Trustco Bank Deferred Compensation Plan for Directors, effective as of January 1, 2008, incorporated by reference to Exhibit 99.3 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(j)*
Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY dated March 3, 2004 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2004.

10(k)*
Agreement between Fiserv Solutions, Inc. and Trustco Bank, National Association, dated November 14, 2001 incorporated by reference to Exhibit 10(o) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(l)*
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

10(n)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(o)*
Amended and Restated TrustCo Bank Corp NY 2010 Equity Incentive Plan dated as of March 21, 2017, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 24, 2017.

10(p)*	Amended and Restated 2010 Directors Equity Incentive Plan dated March 17, 2015, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 23, 2015.

10(q)*
Form of Incentive Stock Option Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(r)*	Director Incentive Stock Option Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

Index

10(s)*
Form of Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2016.

10(t)*
Employment Agreement among Trustco Bank, TrustCo Bank Corp NY And Robert M. Leonard, effective November 19, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 25, 2013.

10(u)*
Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

10(v)*	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Form 8-K filed February 17, 2016.

10(w)*
Consulting Agreement between TrustCo Bank Corp NY and Robert T. Cushing effective December 22, 2017, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 22, 2017.

10(x)*
Form of 2017 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2017.

10(y)*
Form of 2017 Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2017.

10(z)*
Form of 2017 Directors Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed on November 27, 2017.

10(aa)*
Form of 2018 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(bb)*
Form of 2018 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(cc)*
Form of 2018 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(dd)*
Form of Employment Agreement between TrustCo Bank Corp NY and each of Kevin M. Curley and Michael M. Ozimek, effective December 18, 2018, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 18, 2018.

10(ee)*
Form of 2019 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

Index

10(ff)*
Form of 2019 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

10(gg)*
Form of 2019 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

11**	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019 is incorporated herein by reference.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2019.

21**	List of Subsidiaries of TrustCo.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney.

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

Index

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: February 28, 2020	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	Chairman, President and Chief Executive Officer (principal executive officer)	February 28, 2020

/s/ Michael M. Ozimek
Michael M. Ozimek	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 28, 2020

*
Dennis A. DeGennaro	Chairman	February 28, 2020

*
Brian C. Flynn	Director	February 28, 2020

*
Thomas O. Maggs	Director	February 28, 2020

*
Dr. Anthony J. Marinello	Director	February 28, 2020

*
William D. Powers	Director	February 28, 2020

*
Lisa M. Lucarelli	Director	February 28, 2020

*	/s/ Robert M. Leonard
By:
Robert M. Leonard, as Agent
Pursuant to Power of Attorney