Form 10-Q
period 2020-03-31
TRUSTCO BANK CORP N Y
filed 2020-05-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2020
$1 Par Value	96,432,657

Index
TrustCo Bank Corp NY

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2020	2019

Interest and dividend income:
Interest and fees on loans	$42,063	41,253
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	421	783
State and political subdivisions	1	1
Mortgage-backed securities and collateralized mortgage obligations-residential	2,113	1,555
Corporate bonds	238	208
Small Business Administration-guaranteed participation securities	245	297
Other securities	6	5
Total interest and dividends on securities available for sale	3,024	2,849

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	175	217
Total interest on held to maturity securities	175	217

Federal Reserve Bank and Federal Home Loan Bank stock	82	85
Interest on federal funds sold and other short-term investments	1,267	3,009
Total interest income	46,611	47,413

Interest expense:
Interest on deposits:
Interest-bearing checking	16	121
Savings accounts	233	377
Money market deposit accounts	1,096	826
Time deposits	6,391	5,976
Interest on short-term borrowings	322	381
Total interest expense	8,058	7,681

Net interest income	38,553	39,732
Provision for loan losses	2,000	300
Net interest income after provision for loan losses	36,553	39,432

Noninterest income:
Trustco financial services income	1,600	1,733
Fees for services to customers	2,315	2,520
Net gain on securities transactions	1,155	-
Other	264	384
Total noninterest income	5,334	4,637

Noninterest expenses:
Salaries and employee benefits	11,373	11,451
Net occupancy expense	4,306	4,167
Equipment expense	1,802	1,902
Professional services	1,481	1,650
Outsourced services	2,075	1,925
Advertising expense	488	785
FDIC and other insurance	294	648
Other real estate expense (income), net	194	(24)
Other	2,255	2,363
Total noninterest expenses	24,268	24,867

Income before taxes	17,619	19,202
Income taxes	4,306	4,644

Net income	$13,313	14,558

Net income per share:
- Basic	$0.138	0.150

- Diluted	$0.138	0.150

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2020	2019

Net income	$13,313	14,558

Net unrealized holding gain on securities available for sale	10,732	4,588
Reclassification adjustments for net gain recognized in income	(1,155)	-
Tax effect	(2,487)	(1,192)

Net unrealized gain on securities available for sale, net of tax	7,090	3,396

Amortization of net actuarial gain	(166)	(48)
Amortization of prior service credit	(49)	(85)
Tax effect	56	35
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(159)	(98)

Other comprehensive income, net of tax	6,931	3,298
Comprehensive income	$20,244	17,856

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS:

Cash and due from banks	$43,362	48,198

Federal funds sold and other short term investments	492,691	408,648
Total cash and cash equivalents	536,053	456,846

Securities available for sale	503,166	573,823

Held to maturity securities (fair value 2020 $19,035; 2019 $19,680)	17,720	18,618

Federal Reserve Bank and Federal Home Loan Bank stock	9,183	9,183

Loans, net of deferred net costs	4,099,392	4,062,196
Less:
Allowance for loan losses	46,155	44,317
Net loans	4,053,237	4,017,879

Bank premises and equipment, net	34,428	34,622
Operating lease right-of-use assets	49,955	51,475
Other assets	52,905	58,876

Total assets	$5,256,647	5,221,322

LIABILITIES:
Deposits:
Demand	$480,255	463,858
Interest-bearing checking	895,254	875,672
Savings accounts	1,122,116	1,113,146
Money market deposit accounts	617,198	599,163
Time deposits	1,367,005	1,398,177
Total deposits	4,481,828	4,450,016

Short-term borrowings	148,090	148,666
Operating lease liabilities	54,998	56,553
Accrued expenses and other liabilities	23,546	27,830

Total liabilities	4,708,462	4,683,065

SHAREHOLDERS’ EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 100,204,832 and 100,204,832 shares issued at March 31, 2020 and December 31, 2019, respectively	100,205	100,205
Surplus	176,431	176,427
Undivided profits	294,553	288,067
Accumulated other comprehensive income, net of tax	11,392	4,461
Treasury stock at cost - 3,772,175 and 3,283,175 shares at March 31, 2020 and December 31, 2019, respectively	(34,396)	(30,903)

Total shareholders’ equity	548,185	538,257

Total liabilities and shareholders’ equity	$5,256,647	$5,221,322

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Beginning balance, January 1, 2019	$100,175	176,710	256,397	(10,309)	(33,102)	489,871
Net income	-	-	14,558	-	-	14,558
Other comprehensive income, net of tax	-	-	-	3,298	-	3,298
Stock options exercised (5,100 shares)	5	30	-	-	-	35
Cash dividend declared, $0.068125 per share	-	-	(6,591)	-	-	(6,591)
Purchase of treasury stock (4,131 shares)	-	-	-	-	(35)	(35)
Sale of treasury stock (86,297 shares)	-	(218)	-	-	812	594
Stock based compensation expense	-	(12)	-	-	-	(12)

Ending balance, March 31, 2019	$100,180	176,510	264,364	(7,011)	(32,325)	501,718

Beginning balance, January 1, 2020	$100,205	176,427	288,067	4,461	(30,903)	538,257
Net income	-	-	13,313	-	-	13,313
Other comprehensive income, net of tax	-	-	-	6,931	-	6,931
Cash dividend declared, $0.068125 per share	-	-	(6,827)	-	-	(6,827)
Purchase of treasury stock (489,000 shares)	-	-	-	-	(3,493)	(3,493)
Stock based compensation expense	-	4	-	-	-	4

Ending balance, March 31, 2020	$100,205	176,431	294,553	11,392	(34,396)	548,185

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities:
Net income	$13,313	14,558

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	999	1,010
Amortization of right-of-use asset	1,520	1,470
Net gain on sale of other real estate owned	(82)	(306)
Writedown of other real estate owned	80	140
Provision for loan losses	2,000	300
Deferred tax expense	846	498
Net amortization of securities	858	688
Stock based compensation expense	4	(12)
Net gain on sales of securities	(1,155)	-
Decrease (increase) in taxes receivable	3,682	(18)
Decrease (increase) in interest receivable	673	(13)
(Decrease) increase in interest payable	(200)	448
Increase in other assets	(2,171)	(1,545)
Decrease in operating lease liabilities	(1,555)	(1,488)
Decrease in accrued expenses and other liabilities	(4,307)	(3,141)
Total adjustments	1,192	(1,969)
Net cash provided by operating activities	14,505	12,589

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	98,363	16,041
Proceeds from calls and maturities of held to maturity securities	859	851
Proceeds from maturities of securities available for sale	5,000	10,000
Purchases of securities available for sale	(22,793)	(67,103)
Net decrease (increase) in loans	(37,792)	11,863
Proceeds from dispositions of other real estate owned	731	1,265
Purchases of bank premises and equipment	(805)	(744)
Net cash provided by (used in) investing activities	43,563	(27,827)

Cash flows from financing activities:
Net increase in deposits	31,812	138,822
Net decrease in short-term borrowings	(576)	(2,115)
Proceeds from exercise of stock options	-	35
Proceeds from sale of treasury stock	-	594
Purchases of treasury stock	(3,493)	(35)
Dividends paid	(6,604)	(6,585)
Net cash provided by financing activities	21,139	130,716
Net increase in cash and cash equivalents	79,207	115,478
Cash and cash equivalents at beginning of period	456,846	503,709
Cash and cash equivalents at end of period	$536,053	619,187

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$8,258	7,233
Income taxes paid	626	4,662
Other non cash items:
Transfer of loans to other real estate owned	434	685
Increase in dividends payable	223	6
Change in unrealized gain on securities available for sale-gross of deferred taxes	9,577	4,588
Change in deferred tax effect on unrealized gain on securities available for sale	(2,487)	(1,192)
Amortization of net actuarial gain and prior service credit on pension and postretirement plans	(215)	(133)
Change in deferred tax effect of amortization of net actuarial gain and prior service credit on pension and postretirement benefit plans	56	35

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2020 is not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2020, the results of operations and cash flows for the three months ended March 31, 2020 and 2019.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three months ended March 31, 2020 and 2019 is as follows:

(in thousands, except per share data)	For the three months ended March 31,
	2020	2019
Net income	$13,313	14,558
Weighted average common shares	96,727	96,744
Stock Options	22	78
Weighted average common shares including potential dilutive shares	96,749	96,822

Basic EPS	$0.138	0.150

Diluted EPS	$0.138	0.150

For the three months ended March 31, 2020 and 2019 the weighted average antidilutive stock options excluded from diluted earnings per share were approximately 452 thousand and -0-, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three months ended March 31, 2020 and 2019 for its pension and other postretirement benefit plans:

	For the three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019

Service cost	$12	8	19	18
Interest cost	266	315	54	60
Expected return on plan assets	(819)	(752)	(296)	(248)
Amortization of net gain	-	-	(166)	(48)
Amortization of prior service credit	-	-	(49)	(85)
Net periodic benefit	$(541)	(429)	(438)	(303)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2020.  As of March 31, 2020, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	March 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$54,900	70	-	54,970
State and political subdivisions	110	2	-	112
Mortgage backed securities and collateralized mortgage obligations - residential	343,168	8,906	7	352,067
Corporate bonds	47,943	779	158	48,564
Small Business Administration - guaranteed participation securities	46,392	376	-	46,768
Other	685	-	-	685

Total securities available for sale	$493,198	10,133	165	503,166

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$104,895	36	419	104,512
State and political subdivisions	160	2	-	162
Mortgage backed securities and collateralized mortgage obligations - residential	388,537	2,406	1,426	389,517
Corporate bonds	30,164	367	95	30,436
Small Business Administration - guaranteed participation securities	48,991	-	480	48,511
Other	685	-	-	685

Total securities available for sale	$573,432	2,811	2,420	573,823

The schedule of maturities of debt securities available for sale is presented below.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately.

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$10,062	10,104
Due in one year through five years	83,558	84,189
Due after five years through ten years	10,018	10,038
Mortgage backed securities and collateralized mortgage obligations	343,168	352,067
Small Business Administration - guaranteed participation securities	46,392	46,768
	$493,198	503,166

Index

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

Mortgage backed securities and collateralized mortgage obligations - residential	$-	-	4,390	7	4,390	7
Corporate bonds	-	-	4,843	158	4,843	158

Total	$-	-	9,233	165	9,233	165

	December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$19,820	180	74,656	239	94,476	419
Mortgage backed securities and collateralized mortgage obligations - residential	67,322	446	169,169	980	236,491	1,426
Corporate bonds	4,905	95	-	-	4,905	95
Small Business Administration - guaranteed participation securities	48,510	480	-	-	48,510	480

Total	$140,557	1,201	243,825	1,219	384,382	2,420

The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2020 and 2019 are as follows:

(dollars in thousands)	Three months ended March 31,
	2020	2019

Proceeds from sales	$29,219	-
Proceeds from calls/paydowns	69,144	16,041
Proceeds from maturities	5,000	10,000
Gross realized gains	1,155	-
Gross realized losses	-	-

There were no transfers of securities available for sale during the three months ended March 31, 2020 and 2019.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$17,720	1,315	-	19,035
Total held to maturity	$17,720	1,315	-	19,035

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$18,618	1,062	-	19,680
Total held to maturity	$18,618	1,062	-	19,680

The following table distributes the held to maturity portfolio as of March 31, 2020, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$17,720	19,035
	$17,720	19,035

All held to maturity securities are held at cost on the financial statements. There were no gross unrealized losses on held to maturity securities as of March 31, 2020 and December 31, 2019.

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

Mortgage backed securities and collateralized mortgage obligations – residential:  At March 31, 2020, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

Corporate Bonds:  At March 31, 2020, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

Index

(5) Loans and Allowance for Loan Losses

	March 31, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$158,630	17,579	176,209
Other	19,221	375	19,596
Real estate mortgage - 1 to 4 family:
First mortgages	2,558,048	982,078	3,540,126
Home equity loans	68,628	18,367	86,995
Home equity lines of credit	217,101	48,652	265,753
Installment	8,386	2,327	10,713
Total loans, net	$3,030,014	1,069,378	4,099,392
Less: Allowance for loan losses			46,155
Net loans			$4,053,237

	December 31, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$162,186	17,752	179,938
Other	19,326	235	19,561
Real estate mortgage - 1 to 4 family:
First mortgages	2,541,440	953,995	3,495,435
Home equity loans	69,791	18,548	88,339
Home equity lines of credit	221,487	46,435	267,922
Installment	8,706	2,295	11,001
Total loans, net	$3,022,936	1,039,260	4,062,196
Less: Allowance for loan losses			44,317
Net loans			$4,017,879

* Includes New York, New Jersey, Vermont and Massachusetts.

At March 31, 2020 and December 31, 2019, the Company had approximately $27.6 million and $28.5 million of real estate construction loans, respectively.  Of the $27.6 million in real estate construction loans at March 31, 2020, approximately $9.5 million are secured by first mortgages to residential borrowers while approximately $18.1 million were to commercial borrowers for residential construction projects.  Of the $28.5 million in real estate construction loans at December 31, 2019, approximately $10.7 million are secured by first mortgages to residential borrowers while approximately $17.8 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	March 31, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$517	-	517
Other	113	-	113
Real estate mortgage - 1 to 4 family:
First mortgages	15,741	1,258	16,999
Home equity loans	139	48	187
Home equity lines of credit	2,690	186	2,876
Installment	24	-	24
Total non-accrual loans	19,224	1,492	20,716
Restructured real estate mortgages - 1 to 4 family	27	-	27
Total nonperforming loans	$19,251	1,492	20,743

	December 31, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$733	-	733
Other	83	-	83
Real estate mortgage - 1 to 4 family:
First mortgages	15,385	1,468	16,853
Home equity loans	218	48	266
Home equity lines of credit	2,804	98	2,902
Installment	3	-	3
Total non-accrual loans	19,226	1,614	20,840
Restructured real estate mortgages - 1 to 4 family	29	-	29
Total nonperforming loans	$19,255	1,614	20,869

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of March 31, 2020 and December 31, 2019, other real estate owned included $877  thousand and $1.2 million of residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $9.2 million and $8.7 million, respectively, as of March 31, 2020 and December 31, 2019.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of March 31, 2020 and December 31, 2019:

	March 31, 2020
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$211	-	332	543	158,087	158,630
Other	-	-	113	113	19,108	19,221
Real estate mortgage - 1 to 4 family:
First mortgages	3,410	2,129	11,114	16,653	2,541,395	2,558,048
Home equity loans	205	122	80	407	68,221	68,628
Home equity lines of credit	729	85	871	1,685	215,416	217,101
Installment	17	9	24	50	8,336	8,386

Total	$4,572	2,345	12,534	19,451	3,010,563	3,030,014

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	17,579	17,579
Other	-	-	-	-	375	375
Real estate mortgage - 1 to 4 family:
First mortgages	629	385	500	1,514	980,564	982,078
Home equity loans	62	-	-	62	18,305	18,367
Home equity lines of credit	99	-	140	239	48,413	48,652
Installment	16	-	-	16	2,311	2,327

Total	$806	385	640	1,831	1,067,547	1,069,378

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$211	-	332	543	175,666	176,209
Other	-	-	113	113	19,483	19,596
Real estate mortgage - 1 to 4 family:
First mortgages	4,039	2,514	11,614	18,167	3,521,959	3,540,126
Home equity loans	267	122	80	469	86,526	86,995
Home equity lines of credit	828	85	1,011	1,924	263,829	265,753
Installment	33	9	24	66	10,647	10,713

Total	$5,378	2,730	13,174	21,282	4,078,110	4,099,392

* Includes New York, New Jersey, Vermont and Massachusetts.

Index

	December 31, 2019
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$141	-	617	758	161,428	162,186
Other	80	-	33	113	19,213	19,326
Real estate mortgage - 1 to 4 family:
First mortgages	3,444	292	11,328	15,064	2,526,376	2,541,440
Home equity loans	183	7	133	323	69,468	69,791
Home equity lines of credit	232	149	1,141	1,522	219,965	221,487
Installment	37	8	3	48	8,658	8,706

Total	$4,117	456	13,255	17,828	3,005,108	3,022,936

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	17,752	17,752
Other	-	-	-	-	235	235
Real estate mortgage - 1 to 4 family:
First mortgages	542	-	617	1,159	952,836	953,995
Home equity loans	63	-	-	63	18,485	18,548
Home equity lines of credit	80	-	50	130	46,305	46,435
Installment	-	-	-	-	2,295	2,295

Total	$685	-	667	1,352	1,037,908	1,039,260

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$141	-	617	758	179,180	179,938
Other	80	-	33	113	19,448	19,561
Real estate mortgage - 1 to 4 family:
First mortgages	3,986	292	11,945	16,223	3,479,212	3,495,435
Home equity loans	246	7	133	386	87,953	88,339
Home equity lines of credit	312	149	1,191	1,652	266,270	267,922
Installment	37	8	3	48	10,953	11,001

Total	$4,802	456	13,922	19,180	4,043,016	4,062,196

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
At March 31, 2020 and December 31, 2019, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended March 31, 2020
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,999	39,748	570	44,317
Loans charged off:
New York and other states*	3	191	7	201
Florida	-	-	19	19
Total loan chargeoffs	3	191	26	220

Recoveries of loans previously charged off:
New York and other states*	2	51	3	56
Florida	-	2	-	2
Total recoveries	2	53	3	58
Net loans charged off	1	138	23	162
Provision (credit) for loan losses	(38)	2,033	5	2,000
Balance at end of period	$3,960	41,643	552	46,155

	For the three months ended March 31, 2019
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,048	39,772	946	44,766
Loans charged off:
New York and other states*	7	392	29	428
Florida	-	29	31	60
Total loan chargeoffs	7	421	60	488

Recoveries of loans previously charged off:
New York and other states*	3	74	6	83
Florida	-	10	-	10
Total recoveries	3	84	6	93
Net loans charged off	4	337	54	395
Provision (credit) for loan losses	(310)	550	60	300
Balance at end of period	$3,734	39,985	952	44,671

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,960	41,643	552	46,155

Total ending allowance balance	$3,960	41,643	552	46,155

Loans:
Individually evaluated for impairment	$1,115	19,172	-	20,287
Collectively evaluated for impairment	194,690	3,873,702	10,713	4,079,105

Total ending loans balance	$195,805	3,892,874	10,713	4,099,392

	December 31, 2019
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,999	39,748	570	44,317

Total ending allowance balance	$3,999	39,748	570	44,317

Loans:
Individually evaluated for impairment	$1,437	19,539	-	20,976
Collectively evaluated for impairment	198,062	3,832,157	11,001	4,041,220

Total ending loans balance	$199,499	3,851,696	11,001	4,062,196

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired.  TDR’s at March 31, 2020 and December 31, 2019 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of March 31, 2020 and December 31, 2019:

	March 31, 2020
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$866	$1,006	-	1,245
Other	145	145	-	91
Real estate mortgage - 1 to 4 family:
First mortgages	13,872	14,249	-	14,095
Home equity loans	232	252	-	237
Home equity lines of credit	2,209	2,349	-	2,286

Total	$17,324	18,001	-	17,954

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$104	104	-	106
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,615	2,615	-	2,405
Home equity loans	-	-	-	30
Home equity lines of credit	244	244	-	247

Total	$2,963	2,963	-	2,788

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$970	1,110	-	1,352
Other	145	145	-	91
Real estate mortgage - 1 to 4 family:
First mortgages	16,487	16,864	-	16,500
Home equity loans	232	252	-	267
Home equity lines of credit	2,453	2,593	-	2,533

Total	$20,287	20,964	-	20,743

* Includes New York, New Jersey, Vermont and Massachusetts.

Index

	December 31, 2019
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,217	1,359	-	1,385
Other	115	115	-	38
Real estate mortgage - 1 to 4 family:
First mortgages	14,414	14,714	-	14,358
Home equity loans	235	255	-	241
Home equity lines of credit	2,160	2,300	-	2,274

Total	$18,141	18,743	-	18,296

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$105	105	-	82
Other	-	-	-	26
Real estate mortgage - 1 to 4 family:
First mortgages	2,486	2,486	-	2,259
Home equity loans	-	-	-	51
Home equity lines of credit	244	244	-	249

Total	$2,835	2,835	-	2,667

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$1,322	1,464	-	1,467
Other	115	115	-	64
Real estate mortgage - 1 to 4 family:
First mortgages	16,900	17,200	-	16,617
Home equity loans	235	255	-	292
Home equity lines of credit	2,404	2,544	-	2,523

Total	$20,976	21,578	-	20,963

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.  Interest income recognized on impaired loans was not material during the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019 impaired loans included approximately $10.7 million and $10.9 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a chargeoff is taken at that time.  As a result, as of  March 31, 2020 and December 31, 2019, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 3/31/2020			Three months ended 3/31/2019

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	$167	167	4	$656	656
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	1	70	70	-	-	-

Total	2	$237	$237	4	$656	$656

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	$147	147	-	$-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	1	$147	147	-	$-	-

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

There were no TDR’s that defaulted during the three months ended March 31, 2020 and 2019 which had been modified within the last twelve months:

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

Index
As of  March 31, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2020

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$153,910	4,720	158,630
Other	18,721	500	19,221

	$172,631	5,220	177,851

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$17,579	-	17,579
Other	375	-	375

	$17,954	-	17,954

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$171,489	4,720	176,209
Other	19,096	500	19,596

	$190,585	5,220	195,805

* Includes New York, New Jersey and Massachusetts.

Index

	December 31, 2019

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$157,280	4,906	162,186
Other	18,384	942	19,326

	$175,664	5,848	181,512

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$17,752	-	17,752
Other	235	-	235

	$17,987	-	17,987

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$175,032	4,906	179,938
Other	18,619	942	19,561

	$193,651	5,848	199,499

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $874 thousand and $816  thousand at March 31, 2020 and December 31, 2019, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of  March 31, 2020 and December 31, 2019 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of March 31, 2020 and December 31, 2019 is presented in the non-accrual loans table.

As more fully discussed in Note 12 – Risks and Uncertainties, the Company experienced requests for loan deferrals of principal and interest due to the business disruption caused by Coronavirus Disease 2019 (“COVID-19”), which are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$54,970	$-	$54,970	$-
State and political subdivisions	112	-	112	-
Mortgage backed securities and collateralized mortgage obligations - residential	352,067	-	352,067	-
Corporate bonds	48,564	-	48,564	-
Small Business Administration- guaranteed participation securities	46,768	-	46,768	-
Other securities	685	-	685	-

Total securities available for sale	$503,166	$-	$503,166	$-

	Fair Value Measurements at
	December 31, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$104,512	$-	$104,512	$-
State and political subdivisions	162	-	162	-
Mortgage backed securities and collateralized mortgage obligations - residential	389,517	-	389,517	-
Corporate bonds	30,436	-	30,436	-
Small Business Administration- guaranteed participation securities	48,511	-	48,511	-
Other securities	685	-	685	-

Total securities available for sale	$573,823	$-	$573,823	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020 and 2019.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,284	$-	$-	$1,284	Sales comparison approach	Adjustments for differences between comparable sales	1% - 5% (3%)

Impaired loans:
Real estate mortgage -1 to 4 family	417	-	-	417	Sales comparison approach	Adjustments for differences between comparable sales	11% - 13% (12%)

	Fair Value Measurements at
	December 31, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,579	$-	$-	$1,579	Sales comparison approach	Adjustments for differences between comparable sales	1% - 21% (7%)

Impaired loans:
Real estate mortgage -1 to 4 family	120	-	-	120	Sales comparison approach	Adjustments for differences between comparable sales	1% - 17% (9%)
Home equity lines of credit

Other real estate owned, that is carried at fair value less costs to sell was approximately $1.3 million at March 31, 2020 and consisted of $407 thousand of commercial real estate and $877 thousand of residential real estate properties.  Valuation charges of $80 thousand are included in earnings for the three months ended March 31, 2020.

Of the total impaired loans of $20.3 million at March 31, 2020, $417 thousand of residential mortgages are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2020.  Gross chargeoffs related to residential impaired loans included in the table above were $77 thousand for the three months ended March 31, 2020.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $1.6 million at December 31, 2019 and consisted of $358 thousand of commercial real estate and $1.2 million of residential real estate properties.  A valuation charge of $366 thousand is included in earnings for the year ended December 31, 2019.

Of the total impaired loans of $21.0 million at December 31, 2019, $120 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2019.  Gross chargeoffs related to residential impaired loans included in the table above amounted to $22 thousand at December 31, 2019.

Index
The carrying amounts and estimated fair values (represents exit price) of financial instruments, at March 31, 2020 and December 31, 2019 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2020 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$536,053	536,053	-	-	536,053
Securities available for sale	503,166	-	503,166	-	503,166
Held to maturity securities	17,720	-	19,035	-	19,035
Federal Reserve Bank and Federal
Home Loan Bank stock	9,183	N/A	N/A	N/A	N/A
Net loans	4,099,392	-	-	4,131,365	4,131,365
Accrued interest receivable	10,242	8	1,841	8,393	10,242
Financial liabilities:
Demand deposits	480,255	480,255	-	-	480,255
Interest bearing deposits	4,001,573	2,634,568	1,375,391	-	4,009,959
Short-term borrowings	148,090	-	148,090	-	148,090
Accrued interest payable	1,259	145	1,114	-	1,259

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2019 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$456,846	456,846	-	-	456,846
Securities available for sale	573,823	-	573,823	-	573,823
Held to maturity securities	18,618	-	19,680	-	19,680
Federal Reserve Bank and Federal
Home Loan Bank stock	9,183	N/A	N/A	N/A	N/A
Net loans	4,017,879	-	-	4,078,210	4,078,210
Accrued interest receivable	10,915	216	2,221	8,478	10,915
Financial liabilities:
Demand deposits	463,858	463,858	-	-	463,858
Interest bearing deposits	3,986,158	2,587,981	1,397,271	-	3,985,252
Short-term borrowings	148,666	-	148,666	-	148,666
Accrued interest payable	1,459	174	1,285	-	1,459

Index

(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended 3/31/2020
(dollars in thousands)	Balance at 12/31/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2020	Balance at 3/31/2020

Net unrealized holding gain on securities available for sale, net of tax	$286	7,945	(855)	7,090	7,376
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax (a)	4,840	-	-	-	4,840
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(665)	-	(159)	(159)	(824)

Accumulated other comprehensive loss, net of tax	$4,461	7,945	(1,014)	6,931	11,392

	Three months ended 3/31/2019
(dollars in thousands)	Balance at 12/31/2018	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2019	Balance at 3/31/2019

Net unrealized holding loss on securities available for sale, net of tax	$(10,416)	3,396	-	3,396	(7,020)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax (a)	423	-	-	-	423
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(316)	-	(98)	(98)	(414)

Accumulated other comprehensive income (loss), net of tax	$(10,309)	3,396	(98)	3,298	(7,011)

(a) Measured annually.

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
(dollars in thousands)	2020	2019	Affected Line Item in Financial Statements

Unrealized gains on securities available for sale
Realized gain on securities transactions	$1,155	-	Net gain on securities transactions
Income tax expense	(300)	-	Income taxes
Net of tax	855	-

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$166	48	Salaries and employee benefits
Amortization of prior service credit	49	85	Salaries and employee benefits
Income tax benefit	(56)	(35)	Income taxes
Net of tax	159	98

Total reclassifications, net of tax	$159	98

Index

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months ended March 31, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019

Non-interest income
Service Charges on Deposits
Overdraft fees	$873	$850
Other	108	110
Interchange Income	277	1,531
Wealth management fees	1,600	1,733
Net gain on securities transactions (a)	1,155	-
Other (a)	1,321	413

Total non-interest income	$5,334	$4,637

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2020  the Company did not have any leases with terms of twelve months or less.

As of March 31, 2020 the Company does not have leases that have not yet commenced. At March 31, 2020 lease expiration dates ranged from eight months to 24.5 years and have a weighted average remaining lease term of 9.2 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended March 31,
	2020	2019
Operating lease cost	$1,995	$1,891
Variable lease cost	480	466

Total Lease costs	$2,475	$2,357

(dollars in thousands)	Three months ended March 31,
	2020	2019
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,995	1,949

Right-of-use assets obtained in exchange for lease obligations:	-	53,029

Weighted average remaining lease term	9.2 years	9.8 years
Weighted average discount rate	3.25%	3.30%

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

(dollars in thousands)

Year ending December 31,
2020(a)	$6,039
2021	8,033
2022	7,533
2023	7,227
2024	7,100
Thereafter	28,361
Total lease payments	$64,293
Less: Interest	9,295

Present value of lease liabilities	$54,998

(a) Excluding three months ended March 31, 2020.

The company has not recognized any options to extend as part of its ROU assets or lease liabilities.

Index
The following table presents the minimum annual lease payments under the terms of these leases, exclusive of renewal provisions at December 31, 2019:

(dollars in thousands)

Year ending December 31,
2020	$8,039
2021	8,033
2022	7,533
2023	7,227
2024	7,100
Thereafter	28,361
Total lease payments	$66,293
Less: Interest	9,740

Present value of lease liabilities	$56,553

At March 31, 2020 and December 31, 2019 the operating lease right-of-use asset was $50.0 million and $51.5 million, respectively.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and became fully phased in on January 1, 2019.  The capital rules include a capital conservation buffer that is designed to absorb losses during periods of economic stress and to require increased capital levels before capital distributions and certain other payments can be made.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The buffer was fully implemented at 2.5% as of January 1, 2019. As of March 31, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2020 and December 31, 2019:

(Bank Only)
				Minimum for Capital Adequacy plus Capital Conservation
	As of March 31, 2020		Well

(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$522,527	10.058%	5.000%	4.000%
Common equity tier 1 capital	522,527	18.470	6.500	7.000
Tier 1 risk-based capital	522,527	18.470	8.000	8.500
Total risk-based capital	558,027	19.724	10.000	10.500

	As of December 31, 2019		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage ratio	$516,775	9.940%	5.000%	4.000%
Common equity tier 1 capital	516,775	18.412	6.500	7.000
Tier 1 risk-based capital	516,775	18.412	8.000	8.500
Total risk-based capital	551,975	19.666	10.000	10.500

(Consolidated)
			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of March 31, 2020
(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$536,239	10.316%	4.000%
Common equity tier 1 capital	536,239	18.943	7.000
Tier 1 risk-based capital	536,239	18.943	8.500
Total risk-based capital	571,760	20.198	10.500

	As of December 31, 2019		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$533,243	10.254%	4.000%
Common equity Tier 1 capital	533,243	18.988	7.000
Tier 1 risk-based capital	533,243	18.988	8.500
Total risk-based capital	568,463	20.242	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2020 and December 31, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index

(11) New Accounting Pronouncements

In September 2016, the FASB released ASU 2016-13, “Financial Instruments - Credit Losses” which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

As previously disclosed, the Company formed a cross-functional team to work through its implementation of the plan. The Company has selected the Discounted Cash Flow modeling method and is running parallel processes and is working to finalize assessment and documentation of processes, data and model validation testing, qualitative factors and forecast periods. The company has selected a third party software solution to assist in the application of the new standard. The Company has elected to delay its adoption of ASU 2016-13, as provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act) until the date on which the National Emergency concerning COVID-19 is terminated or December 31, 2020, whichever occurs first. Upon adoption of ASU 2016-13, the Company will recognize a one-time cumulative effect adjustment through retained earnings to increase its allowance for credit loss and to increase its unfunded loan commitment liability as of January 1, 2020.

(12) Risks and Uncertainties

During March 2020, the Company experienced negative impacts to our business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  At this time, it is difficult to quantify the impact COVID-19 will have on the rest of 2020, but the Company currently expects it to negatively impact us more in the remaining portion of 2020 than experienced in the first quarter.  The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s first quarter 2020 balance sheet and results of operations except for an increase provision for loan losses and related allowance for loan losses.

On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to negatively impact net interest income, provision for loan losses, and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.

As of March 31, 2020, the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios, as well as the ability of the Company and the Bank to pay dividends or make other distributions, could be adversely impacted by further credit losses.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of troubled debt restructurings (“TDR”) classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  Loan Modifications and payment deferrals made pursuant to COVID 19 through March 31, 2020 totaled approximately $4.9 million, which included $4.1 million of commercial loans and $808 thousand of residential loans.

At this time, we do not believe there exists any impairment to our goodwill, long-lived assets, right of use assets, held to maturity investment securities, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.

Index

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of March 31, 2020, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2020 and March 31, 2019 and the related changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2020 and March 31, 2019, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

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
May 8, 2020

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, including statements regarding the effect of the novel coronavirus disease (“COVID-19”)  pandemic on our business and our continuing response to the COVID-19 pandemic, that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2019, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.

●
As a result of the current pandemic related to COVID-19, TrustCo may experience a decline in the demand for products and services; an increase in loan delinquencies; problem assets and foreclosures; a decline in collateral value; a work stoppage, forced quarantine, or other interruption or the unavailablilty of key employees; an increase in the allowance for loan losses; a reduction in wealth management revenues; an increase in Federal Deposit Insurance Corporation premiums; a reduction in the value of the securities portfolio; and a decline in the net worth and liquidity of loan guarantors;

●
TrustCo’s ability to continue to originate a significant volume of one- to- four family mortgage loans in its market areas and to otherwise maintain or increase its market share in the areas in which it operates;

●	TrustCo’s ability to continue to maintain noninterest expense and other overhead costs at reasonable levels relative to income;
●
TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for loan and lease losses;

●
the effects of and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations;

●	restrictions or conditions imposed by TrustCo’s and Trustco Bank’s regulators on their operations that may make it more difficult to achieve TrustCo’s and Trustco Bank’s goals;

Index
●
the future earnings and capital levels of TrustCo and Trustco Bank and the continued non objection from TrustCo’s and Trustco Bank’s primary federal banking regulators under regulatory rules to distribute capital from Trustco Bank to TrustCo, which could affect the ability of TrustCo to pay dividends;

●
the results of supervisory monitoring or examinations of Trustco Bank and the Company by their respective primary federal banking regulators, including the possibility that the regulators may, among other things, require us to increase our loss allowances or to take other actions that reduce capital or income;

●	adverse conditions in the securities markets that lead to impairment in the value of securities in TrustCo’s investment portfolio;
●
the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;

●	changes in consumer spending, borrowing and savings habits;
●
the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry, including regulatory capital requirements;

●	changes in management personnel;
●	real estate and collateral values;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	technological changes and electronic, cyber and physical security breaches;
●	changes in local market areas and general business and economic trends;
●	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
●	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2019.

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

Following this discussion are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2020 and 2019.

Index
Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2020, with comparisons to the corresponding period in 2019, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2019 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2020, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

COVID-19 Impact
During March 2020, we experienced negative impacts to our business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19.  In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  At this time, it is difficult to quantify the impact COVID-19 will have on the rest of 2020, but we currently expect it to negatively impact us more in the remaining portion of 2020 than we experienced in the first quarter.  The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s first quarter 2020 balance sheet and results of operations except for an increase in the provision for loan losses as a result of the increased risk inherent in the loan portfolio resulting from the pandemic.

The following is a description of the impact the COVID-19 global pandemic is having our business:

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020. Modifications include the deferral of principal and interest payments for terms generally up to 90 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan modifications related to COVID-19 difficulties will have on our financial condition, results of operations and provision for loan losses. Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of troubled debt restructurings (“TDR”) classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.

Index
The following table shows the number of loans and the outstanding loan balances at the time the principal and interest deferrals were approved as of April 28, 2020:

New York and Other states*:	Number of loans	Outstanding loan balance (in thousands)
Commercial	67	$35,910
Residential mortgage loans	344	74,534
Home equity line of credit	28	2,050
Installment loans	3	113
Total	442	$112,607

Florida:	Number of loans	Outstanding loan balance (in thousands)
Commercial	3	$4,579
Residential mortgage loans	150	35,896
Home equity line of credit	6	383
Installment loans	2	84
Total	161	$40,942

Total:	Number of loans	Outstanding loan balance (in thousands)
Commercial	70	$40,489
Residential mortgage loans	494	110,430
Home equity line of credit	34	2,433
Installment loans	5	197
Total	603	$153,549

* Includes New York, New Jersey, Vermont and Massachusetts.

The commercial loans that are deferred include loans from various types of businesses.  These loans include borrowers from fitness and recreational sports centers, lessors and property managers of non-residential and residential buildings, general automotive repair, new single family construction, commercial construction, retail, and food service.

Index

Paycheck Protection Program (PPP) and Liquidity

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through June 30, 2020 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. The Company began accepting applications on April 3, 2020.  As of April 28, 2020, 405 PPP loans totaling $33.8 million have been processed.  The Company will receive loan origination fees which will be recognized over the life of the loan and apply the effective yield method.

On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (PPPLF) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We do not intend to utilize the liquidity relief offered by the PPPLF as we do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations.

Asset impairment

At this time, we do not believe there exists any impairment to our goodwill, long-lived assets, right of use assets, held to maturity investment securities, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.

Provision for loan losses

See Part I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Allowance for Loan Losses” for more information.

Preventative measures

The Company has instituted preventative measures at branch and back office locations to protect the health of both the customers and our employees, including regular deep cleaning of facilities, adhering to CDC guidelines, and practicing “social distancing.”

Federal Reserve Actions

The Federal Reserve Board has taken several actions to support the flow of credit to households and businesses.  Some of these pertinent actions include:

●	The establishment of the Commercial Paper Funding Facility, the Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility;
●	The expansion of central bank liquidity swap lines;
●	Steps to enhance the availability and ease terms for borrowing at the discount window;
●	The elimination of reserve requirements;
●	Guidance encouraging banks to be flexible with customers experiencing financial challenges related to the coronavirus and to utilize their liquidity and capital buffers in doing so;
●	expand access to its Paycheck Protection Program Liquidity Facility (PPPLF) for additional SBA-qualified lenders;
●	Statements encouraging the use of daylight credit at the Federal Reserve.

Index

Economic Overview
During the first quarter of 2020 financial markets were drastically influenced by the economic conditions that resulted from the COVID-19 pandemic.  Stocks suffered their worst quarterly declines since the financial crisis in late 2008 as the pandemic led to shutdowns of significant portions of the global economy.  For the full first quarter, the S&P 500 Index was down 19.6% and the Dow Jones Industrial Average was down 11.15%.  Credit markets continue to be driven by worldwide economic news, effects of COVID-19, and demand shifts.  The shape of the yield curve remained consistent during the quarter as compared to prior quarters.  The 10-year Treasury bond averaged 1.37% during Q1 2020 compared to 1.79% in Q4 2019, a decrease of 42 basis points.  The 2-year Treasury bond average rate decreased 51 basis points to 1.08%, resulting in flattening of the yield curve.  The spread between the 10-year and the 2-year Treasury bonds expanded slightly from 0.20% on average in Q4 to 0.28% in Q1.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Fed Funds range ended the fourth quarter 2019 at a range of 1.50% to 1.75%, and in response to the current economic downturn, decreased drastically in the first quarter to a range of 0.00% to 0.25%.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, were down by the end of the quarter as compared to the levels seen a year earlier.  Changes in rates and spreads during the current quarter were primarily due to the effects of the COVID-19 pandemic.

		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q1/19	Beg of Q1	2.45	2.48	2.51	2.69	0.21
	Peak	2.49	2.62	2.62	2.79	0.21
	Trough	2.37	2.22	2.18	2.39	0.13
	End of Q1	2.40	2.27	2.23	2.41	0.14
	Average in Q1	2.44	2.49	2.46	2.65	0.17

Q2/19	Beg of Q2	2.40	2.27	2.23	2.41	0.14
	Peak	2.47	2.41	2.41	2.60	0.30
	Trough	2.11	1.71	1.73	2.00	0.14
	End of Q2	2.12	1.75	1.76	2.00	0.25
	Average in Q2	2.35	2.13	2.12	2.34	0.21

Q3/19	Beg of Q3	2.12	1.75	1.76	2.00	0.25
	Peak	2.26	1.92	1.88	2.13	0.28
	Trough	1.80	1.43	1.32	1.47	-0.04
	End of Q3	1.88	1.63	1.55	1.68	0.05
	Average in Q3	2.03	1.69	1.63	1.80	0.11

Q4/19	Beg of Q4	1.88	1.63	1.55	1.68	0.05
	Peak	1.82	1.68	1.75	1.94	0.34
	Trough	1.52	1.39	1.34	1.52	0.09
	End of Q4	1.55	1.58	1.69	1.92	0.34
	Average in Q4	1.61	1.59	1.61	1.79	0.20

Q1/20	Beg of Q1	1.55	1.58	1.69	1.92	0.34
	Peak	1.59	1.58	1.67	1.88	0.68
	Trough	0.00	0.23	0.37	0.54	0.12
	End of Q1	0.11	0.23	0.37	0.70	0.47
	Average in Q1	1.10	1.08	1.14	1.37	0.28

The United States economy continued to show some modest improvements in various areas heading into 2020 until the COVID-19 uncertainty began to gain momentum.  Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

TrustCo believes that its long-term focus on traditional banking services and practices historically has enabled the Company to avoid significant impact from asset quality problems, and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry, particularly those arising during the 2008-2010 financial crisis.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.  Should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of the COVID-19 pandemic, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index
In a direct response to the COVID-19 pandemic, on March 27, 2020 Congress passed the CARES Act. Included in the CARES Act is support for small businesses, direct payments to lower and middle income families, expanded unemployment insurance, additional funding for health care providers, as well as support for other industries.  The Federal Reserve Board, in an attempt to increase liquidity and promote the normal functioning of financial markets, also provided support by increasing purchases of Treasury securities and agency mortgage-backed securities.

Financial Overview
TrustCo recorded net income of $13.3 million, or $0.138 of diluted earnings per share, for the three months ended March 31, 2020, compared to net income of $14.6 million, or $0.150 of diluted earnings per share, in the same period in 2019.  Return on average assets was 1.03% and 1.17%, respectively, for the three months ended March 31, 2020 and 2019.  Return on average equity was 9.87% and 11.93%, respectively, for the three months ended March 31, 2020 and 2019.

The primary factors accounting for the change in net income for the three months ended March 31, 2020 compared to the same period of the prior year were:

●	An increase in the average balance of interest earning assets of $143.2 million to $5.1 billion for the first quarter of 2020 compared to the same period in 2019.

●
A decrease in taxable equivalent net interest margin for the first quarter of 2020 to 3.05% from 3.24% in the prior year period.  The decrease in the margin, coupled with the increase in average earning assets, resulted in a decrease of $1.2 million in taxable equivalent net interest income in the first quarter of 2020 compared to the first quarter of 2019.

●	An increase of $1.7 million in provision for loan losses for the first quarter of 2020 compared to the first quarter 2019.

●	An increase of $697 thousand in noninterest income for the first quarter of 2020 compared to the first quarter of 2019, primarily driven by a $1.2 million gain on securities transactions.

●	A decrease of $599 thousand in noninterest expense for the first quarter 2020 compared to the first quarter 2019.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report on Form 10-K for the year ended December 31, 2019 is a description of the effect interest rates had on the results for the year 2019 compared to 2018.  Many of the same market factors discussed in the 2019 Annual Report continued to have a significant impact on results through the first quarter of 2020, as well as the impacts form COVID-19.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  During 2007‑2008 the FRB aggressively reduced the Federal Funds rate, including a decrease from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008.  The target range remained at that level until December 2015 when the range was increased to 0.25% to 0.50%.  Subsequent increases resulted in the range of 2.25% to 2.50% until the second half of 2019 when the rate was cut several times before the end of 2019.  During the first quarter of 2020 the rate was significantly decreased again as a result of the global pandemic related to COVID-19, and has returned the range of 0.00% to 0.25%.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 2 basis points higher in the first quarter of 2020 relative to the prior year period.  Rates were slightly lower on interest bearing checking accounts and savings accounts but higher on money market accounts and time deposits.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

The interest rate on the ten-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short-term instruments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10‑year Treasury.  The Federal Funds sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Higher market interest rates also generally increase the value of retail deposits.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the ten-year Treasury.  The 10-year Treasury yield was down 42 basis points, on average, during the first quarter of 2020 compared to the fourth quarter of 2019 and was down 128 basis points as compared to the first quarter of 2019.

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

For the first quarter of 2020, the net interest margin was 3.05%, down 19 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

●
The average balance of Federal Funds sold and other short-term investments decreased by $90.9 million while the average yield decreased 119 basis points in the first quarter of 2020 compared to the same period in 2019.  The decrease in the average balance helped to fund the $209.1 million increase in loans.

●
The average balance of securities available for sale increased by $28.7 million while the average yield increased 3 basis points to 2.26%.  The average balance of held to maturity securities decreased by $3.9 million and the average yield decreased 8 basis points to 3.86% for the first quarter of 2020 compared to the same period in 2019.

●	The average loan portfolio grew by $209.1 million to $4.08 billion and the average yield decreased 15 basis points to 4.13% in the first quarter of 2020 compared to the same period in 2019.

●
The average balance of interest bearing liabilities (primarily deposit accounts) increased $54.6 million and the average rate paid increased 2 basis points to 0.79% in the first quarter of 2020 compared to the same period in 2019.

Index

During the first quarter of 2020, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

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

Earning Assets
Total average interest earning assets increased from $4.91 billion in the first quarter of 2019 to $5.06 billion in the same period of 2020 with an average yield of 3.69% in the first quarter of 2020 and 3.87% in the first quarter of 2019.  There was a slight shift in the mix of assets towards higher proportions of loans and securities available for sale from federal funds sold and other short-term investments. However, the sharp decrease in the federal funds rate during the last month of the quarter significantly decreased the average yield on the federal funds sold and other short-term investments from 2.43% in the first quarter of 2019 to 1.24% in the first quarter of 2020, which drove down the overall yield on interest earning assets.  Interest income on average earning assets decreased $802 thousand in the first quarter of 2020 from the prior year period, on a tax equivalent basis, and was primarily driven by the lower federal funds rate as mentioned above.

Loans
The average balance of loans was $4.08 billion in the first quarter of 2020 and $3.87 billion in the comparable period in 2019.  The yield on loans decreased 15 basis points to 4.13%.  The higher average balances led to an increase in interest income on loans from $41.3 million in the first quarter of 2019 to $42.1 million in the first quarter of 2020.

Compared to the first quarter of 2019, the average balance of residential mortgage loans and commercial loans increased while home equity lines of credit and installment loans decreased.  The average balance of residential mortgage loans was $3.60 billion in 2020 compared to $3.37 billion in 2019, an increase of 6.7%.  The average yield on residential mortgage loans decreased by 9 basis points to 4.05% in the first quarter of 2020 compared to 2019.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming an eventual a rise in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, increased $4.3 million to an average balance of $198.0 million in the first quarter of 2020 compared to the same period in the prior year.  The average yield on this portfolio was down 20 basis points to 5.13% compared to the prior year period, primarily reflecting the decrease in the prime rate.  The Company remains selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines decreased 66 basis points to 4.35% during the first quarter of 2020 compared to the year earlier period.  The decrease in yield is the result of prime rate decreases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 7.2% to $265.5 million in the first quarter of 2020 as compared to the prior year.  Customers with home equity lines continue to refinance their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2020 was $540.7 million compared to $512.0 million for the comparable period in 2019.  The increase in the balance reflects new investment purchases partially offset by routine paydowns, sales, calls and maturities.  The average yield was 2.26% for the first quarter of 2020 compared to 2.23% for the first quarter of 2019.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized gain in the available for sale securities portfolio was $10.0 million as of March 31, 2020 compared to a net unrealized gain of $391 thousand as of December 31, 2019.  The unrealized loss in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $18.1 million for the first quarter of 2020 compared to $22.0 million in the first quarter of 2019.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.86% for the first quarter of 2020 compared to 3.94% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2020, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Index
Federal Funds Sold and Other Short-term Investments
The 2020 first quarter average balance of Federal Funds sold and other short-term investments was $412.1 million, a $90.9 million decrease from the $503.0 million average for the same period in 2019.  The yield was 1.24% for the first quarter of 2020 and 2.43% for the comparable period in 2019.  Interest income from this portfolio decreased $1.7 million from $3.0 million in 2019 to $1.3 million in 2020, reflecting several target rate decreases as previously mentioned, as well as the decrease in balances.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $60.1 million to $4.0 billion for the first quarter of 2020 versus the first quarter in the prior year, and the average rate paid increased from 0.76% for 2019 to 0.78% for 2020.  Total interest expense on these deposits increased $436 thousand to $7.7 million in the first quarter of 2020 compared to the year earlier period.  From the first quarter of 2019 to the first quarter of 2020, interest bearing checking account average balances were down 1.1%, certificates of deposit average balances were up 1.2%, non-interest demand average balances were up 15.3%, average savings balances decreased 3.8% and money market balances were up 18.6%.  Our growth in deposits came at relatively the same cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolio.  Because we offered competitive shorter term rates in the past, we expect cost of interest bearing liabilities to continue to decrease as these reprice at lower rates.

At March 31, 2020, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,274,928
1 to 2 years	75,461
2 to 3 years	10,461
3 to 4 years	3,161
4 to 5 years	2,798
Over 5 years	196
$1,367,005

Average short-term borrowings for the first quarter of 2020 were $153.7 million compared to $159.1  million in the same period in 2019.  The average rate decreased during this time period from 0.97% in 2019 to 0.84% in 2020.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income
Taxable equivalent net interest income decreased by $1.2 million to $38.6 million in the first quarter of 2020 compared to the same period in 2019.  The net interest spread was down 20 basis points to 2.91% in the first quarter of 2020 compared to the same period in 2019.  As previously noted, the net interest margin was down 19 basis points to 3.05 for the first quarter of 2020 compared to the same period in 2019.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non-accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2020:

Nonperforming loans and foreclosed real estate: Total NPLs were $20.7 million at March 31, 2020, compared to $20.9 million at December 31, 2019 and $24.7 million at March 31, 2019.  There were $20.7 million of non-accrual loans at March 31, 2020 compared to $20.8 million at December 31, 2019 and $24.7 million at March 31, 2019.  There were no loans at March 31, 2020 and 2019 and December 31, 2019 that were past due 90 days or more and still accruing interest.

At March 31, 2020, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $20.7 million at March 31, 2020, $20.1 million were residential real estate loans, $630 thousand were commercial loans and mortgages and $24 thousand were installment loans, compared to $20.0 million, $816 thousand and $3 thousand, respectively at December 31, 2019.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net chargeoffs were $138 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2020 compared to $337 thousand for the first quarter of 2019.  Management believes that these loans have been appropriately written down where required.

Index
Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.  TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on nonaccrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.  Additionally, due to the recent COVID-19 pandemic, the Bank is monitoring recent regulatory mandates by state in regards to a moratorium on foreclosures.

The Company originates loans throughout its deposit franchise area.  At March 31, 2020, 73.9% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 26.1% were in Florida.  Those figures compare to 74.4% and 25.6%, respectively at December 31, 2019.

Economic conditions vary widely by geographic location.   As a percentage of the total nonperforming loans as of March 31, 2020, 7.2% were to Florida borrowers, compared to 92.8% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2020, New York and surrounding areas experienced net chargeoffs of approximately $145 thousand, compared to net chargeoffs of $17 thousand in Florida.

Other than loans currently identified as nonperforming and loan deferrals as a result of COVID-19, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2020, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $1.1 million of commercial mortgages and commercial loans classified as impaired as of March 31, 2020 compared to $1.4 million at December 31, 2019.  There were $19.2 million of impaired residential loans at March 31, 2020 and $19.5 million at December 31, 2019.  The average balances of all impaired loans were $20.7 million for the three months of 2020 and $21.0 million for the full year 2019.

As of March 31, 2020 and December 31, 2019, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At March 31, 2020 there was $1.3 million of foreclosed real estate compared to $1.6 million at December 31, 2019.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Index
The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of March 31, 2020		As of December 31, 2019
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,756	4.34%	$3,805	4.47%
Real estate - construction	312	0.67%	311	0.70%
Real estate mortgage - 1 to 4 family	37,625	88.25%	35,632	87.96%
Home equity lines of credit	3,910	6.48%	3,999	6.60%
Installment Loans	552	0.26%	570	0.27%
	$46,155	100.00%	$44,317	100.00%

At March 31, 2020, the allowance for loan losses was $46.2 million, compared to $44.7 million at March 31, 2019 and $44.3 million at December 31, 2019.  The allowance represents 1.13% of the loan portfolio as of March 31, 2020 compared to 1.16% at March 31, 2019 and 1.09% at December 31, 2019.

The provision for loan losses was $2 million for the quarter ended March 31, 2020 and $300 thousand for the quarter ended March 31, 2019.  The increase is primarily driven by the uncertainty in the current economic environment resulting from COVID-19.  Net chargeoffs for the three-month period ended March 31, 2020 were $162 thousand and were $395 thousand for the prior year period.

During the first quarter of 2020, there were $3 thousand commercial loan chargeoffs and $217 thousand of gross residential mortgage and consumer loan chargeoffs compared with $7 thousand gross commercial loan chargeoffs and $481 thousand of residential mortgage and consumer loan chargeoffs in the first quarter of 2019.  Gross recoveries during the first quarter of 2020 were $2 thousand for commercial loans and $56 thousand for residential mortgage and consumer loans, compared to $3 thousand for commercial loans and $90 thousand for residential and consumer in the first quarter of 2019.

In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

●	The magnitude and nature of recent loan chargeoffs and recoveries;
●	The growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories;
●	The economic environment in the Upstate New York and Florida territories over the last several years, as well as in the Company’s other market areas, and;
●	The economic environment as a result of COVID-19 and resultant business shutdowns and unemployment spikes.

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

Using this model, the fair value of capital projections as of March 31, 2020 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2020.  The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of March 31, 2020	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.80%
+300 BP	20.20
+200 BP	20.50
+100 BP	20.60
Current rates	20.00
-100 BP	16.30

Index
Noninterest Income
Total noninterest income for the first quarter of 2020 and 2019 was $5.3 million and $4.6 million, respectively.  The increase over the same period in the prior year was primarily related to net gains on securities transactions.  The fair value of assets under management was $786 million at March 31, 2020 and $928 million as of December 31, 2019 and $867 million at March 31, 2019.

Noninterest Expenses
Total noninterest expenses were $24.3 million for the three months ended March 31, 2020, compared to $24.9 million for the three months ended March 31, 2019.  Significant changes included declines in professional services, advertising expense, and FDIC and other Insurance, partially offset by increases in outsourced services and ORE expenses, net.    Full time equivalent headcount decreased from 899 as of March 31, 2019 to 813 as of March 31, 2020.

Income Taxes
In the first quarter of 2020, TrustCo recognized income tax expense of $4.3 million compared to $4.6 million for the first quarter of 2019.  The effective tax rates were 24.4% and 24.2%, respectively, for the first quarters of 2020 and 2019.

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

Total shareholders’ equity at March 31, 2020 was $548.2 million compared to $501.7 million at March 31, 2019.  TrustCo declared a dividend of $0.068125 per share in the first quarter of 2020.  This results in a dividend payout ratio of 49.41% based on first quarter 2020 earnings of $13.3 million.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2020 and December 31, 2019:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of March 31, 2020		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$522,527	10.058%	5.000%	4.000%
Common equity tier 1 capital	522,527	18.470	6.500	7.000
Tier 1 risk-based capital	522,527	18.470	8.000	8.500
Total risk-based capital	558,027	19.724	10.000	10.500

	As of December 31, 2019		Well	Adequately
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Capitalized(1)(2)

Tier 1 leverage ratio	$516,775	9.940%	5.000%	4.000%
Common equity tier 1 capital	516,775	18.412	6.500	7.000
Tier 1 risk-based capital	516,775	18.412	8.000	8.500
Total risk-based capital	551,975	19.666	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of March 31, 2020		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$536,239	10.316%	4.000%
Common equity tier 1 capital	536,239	18.943	7.000
Tier 1 risk-based capital	536,239	18.943	8.500
Total risk-based capital	571,760	20.198	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2019		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$533,243	10.254%	4.000%
Common equity Tier 1 capital	533,243	18.988	7.000
Tier 1 risk-based capital	533,243	18.988	8.500
Total risk-based capital	568,463	20.242	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

(2)	The March 31, 2020 and December 31, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at March 31, 2020, Trustco’s consolidated equity to total assets ratio was 10.43% compared to 10.31% at December 31, 2019 and 9.73% at March 31, 2019.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements contained in rules published by the Federal Reserve Board, FDIC and OCC. The rules establish a comprehensive capital framework for all U.S. banking organizations designed to implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rules were effective for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements being phased in over a multi-year schedule. Calendar year 2018 was the final year of implementation of the capital rules and the capital rules were fully phased in effective January 1, 2019.

Index
The capital rules require the Company’s and the Bank’s capital to exceed the regulatory standards plus a capital conservation buffer in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement, a banking organization must maintain an amount of common equity Tier 1 (“CET1”) capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios. To avoid capital conservation buffer constraints, the organization must maintain the following capital ratios: (1) CET1 to risk-weighted assets of more than 7.0%, (ii) Tier 1 capital to risk-weighted assets of more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets of more than 10.5%.

As of March 31, 2020, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current, capital conservation buffer taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 6.5%, 8%, 10% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At March 31, 2020 and 2019, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 49.41% of net income for the first quarter of 2020 and 45.23% of net income for the first quarter of 2019.  The per-share dividend paid in both the first quarter of 2020, the fourth quarter of 2019, and the first quarter of 2018 was $0.068125. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 11,206 participants.  The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Share Repurchase Program

On June 7, 2019 the Company’s Board of Directors authorized a share repurchase program of up to 1,000,000 shares.  During the three months ended March 31, 2020, the Company repurchased a total of 489 thousand shares at an average price per share of $7.11 for a total of $3.5 million under its Board authorized share repurchase program.  The shares purchased as of March 31, 2020 represent .51% of our common shares outstanding.  On April 16, 2020 the Company announced that it has suspended its share repurchase program.

Index
Critical Accounting Policies and Estimates
Pursuant to Securities and Exchange Commission (“SEC”) guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies - those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations.  Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Recent Accounting Pronouncements
Please refer to Note 11 to the consolidated financial statements for a detailed discussion of new accounting pronouncements and their impact on the Company.  As indicated in Note 11, as allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) the Bank elected to delay the adoption of ASU 2016-13, “Financial Instruments – Credit Losses,” until the earlier of the termination of the national emergency concerning COVID-19 or December 31, 2020.

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $4.9 million in 2020 and ($9.2) million in 2019.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended March 31, 2020			Three months ended March 31, 2019

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$92,369	421	1.82%	$154,258	783	2.03%	$(362)	(289)	(73)
Mortgage backed securities and collateralized mortgage obligations-residential	371,768	2,113	2.27%	273,004	1,555	2.28%	558	590	(32)
State and political subdivisions	114	2	7.59%	168	2	7.85%	-	-	-
Corporate bonds	28,332	238	3.36%	26,862	208	3.09%	30	12	18
Small Business Administration-guaranteed participation securities	47,418	245	2.06%	57,057	297	2.08%	(52)	(50)	(2)
Other	685	6	3.50%	685	5	2.92%	1	-	1

Total securities available for sale	540,686	3,025	2.26%	512,034	2,850	2.23%	175	263	(88)

Federal funds sold and other short-term Investments	412,076	1,267	1.24%	502,976	3,009	2.43%	(1,742)	(469)	(1,273)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	18,144	175	3.86%	22,037	217	3.94%	(42)	(9)	(33)

Total held to maturity securities	18,144	175	3.86%	22,037	217	3.94%	(42)	(9)	(33)

Federal Reserve Bank and Federal Home Loan Bank stock	9,183	82	3.57%	8,953	85	3.80%	(3)	2	(5)

Commercial loans	198,047	2,542	5.13%	193,738	2,583	5.33%	(41)	62	(103)
Residential mortgage loans	3,601,728	36,461	4.05%	3,374,990	34,864	4.14%	1,597	2,326	(729)
Home equity lines of credit	265,461	2,868	4.35%	286,199	3,537	5.01%	(669)	(236)	(433)
Installment loans	10,717	192	7.20%	11,897	269	9.17%	(77)	(24)	(53)

Loans, net of unearned income	4,075,953	42,063	4.13%	3,866,824	41,253	4.28%	810	2,128	(1,318)

Total interest earning assets	5,056,042	46,612	3.69%	4,912,824	47,414	3.87%	(802)	1,915	(2,717)

Allowance for loan losses	(44,520)			(44,947)
Cash & non-interest earning assets	193,619			176,009

Total assets	$5,205,141			$5,043,886

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$871,153	16	0.01%	$880,474	121	0.06%	(105)	(1)	(104)
Money market accounts	614,201	1,096	0.72%	517,995	826	0.65%	270	173	97
Savings	1,116,558	233	0.08%	1,160,142	377	0.13%	(144)	(14)	(130)
Time deposits	1,369,914	6,391	1.88%	1,353,160	5,976	1.79%	415	85	330

Total interest bearing deposits	3,971,826	7,736	0.78%	3,911,771	7,300	0.76%	436	243	193
Short-term borrowings	153,668	322	0.84%	159,076	381	0.97%	(59)	(12)	(47)

Total interest bearing liabilities	4,125,494	8,058	0.79%	4,070,847	7,681	0.77%	377	231	146

Demand deposits	458,476			397,522
Other liabilities	79,003			80,579
Shareholders’ equity	542,168			494,938

Total liabilities and shareholders’ equity	$5,205,141			$5,043,886

Net interest income , tax equivalent		38,554			39,733		$(1,179)	1,684	(2,863)

Net interest spread			2.91%			3.11%

Net interest margin (net interest income to total interest earning assets)			3.05%			3.24%

Tax equivalent adjustment		(1)			(1)

Net interest income		38,553			39,732

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report on Form 10-K as of December 31, 2019, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2020 and 2019, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2020, the Company had an average balance of Federal Funds sold and other short-term investments of $412.1 million compared to $503.0 million in the first quarter of 2019.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Market disruptions brought about by the COVID-19 pandemic may adversely affect our sensitivity to market interest rates.  We could experience an increase in the cost of funding on our balance sheet.  We could also experience increased pricing competition for our existing loans or future borrower prospects, which could decrease rates earned on our earning assets.

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

In light of the rapidly evolving COVID-19 pandemic, TrustCo (and collectively with the Bank, “we,” “us,” and “our”) have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2019 (the “Annual Report”) filed with the Securities and Exchange Commission on February 28, 2020. The following risk factors should be read in conjunction with the risk factors set forth in the Annual Report.

The COVID-19 outbreak could adversely affect our business activities, financial condition and results of operations.

Our banking business, and the business of our industry generally, is dependent upon the willingness and ability of customers to conduct banking and other financial transactions. The spread of COVID-19 has caused, and we expect it to continue to cause, severe disruptions in the U.S. economy, including in the geographic areas in which we operate. Such economic disruptions could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact national and regional economic conditions, result in declines in loan demand and originations, the value of loan collateral (particularly in our home mortgage loan portfolio), and deposit availability, and negatively impact the implementation of our growth strategy. The spread of COVID-19 may result in a significant decrease in business and/or cause customers to be unable to meet existing payment or other obligations. The effects of the economic disruptions created by the COVID-19 pandemic, depending on their extent, could heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 and could materially and adversely affect our liquidity and financial condition, and the results of our operations could be materially and adversely affected.

While the spread of COVID-19 has minimally affected our operations as of March 31, 2020, we may experience temporary closures of offices and/or suspension of certain services. Although we maintain contingency plans for a pandemic, the spread of COVID-19 could negatively affect key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls.  Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

Index
Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. Yields on the 30-year Treasury notes and 10-year Treasury notes, which significantly influence home mortgage interest rates, are at historic lows. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%, and on March 15, 2020, it further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. The Federal Reserve reduced the interest that it pays on excess reserves from 1.60% to 1.10% on March 3, 2020, and then to 0.10% on March 15, 2020. We expect that these reductions in interest rates, especially if prolonged, could adversely affect net interest income and margins and profitability.

The extent to which the COVID-19 pandemic affects our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

As a participating lender in the SBA’s Paycheck Protection Program, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the Payment Protection Program and risks that the SBA may not fund some or all Payment Protection Program loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the Payment Protection Program (“PPP”), and Congress has recently approved additional funding for the program.  Under the program, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.

We have experienced increased volume of loan originations, particularly SBA loans pursuant to the PPP. Certain of these SBA loans have mandated interest rates that are lower than our usual rates and may not be purchased by the SBA or other third parties within expected timeframes.  In addition, borrowers may draw on existing lines of credit or seek additional loans to finance their businesses. These factors may result in reduced levels of capital and liquidity being available to originate more profitable loans, which will negatively impact our ability to serve our existing customers and our ability to attract new customers.

Since the opening of the PPP on April 3, 2020, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by related litigation could have a material adverse impact on our business, financial condition and results of operations.

Index
We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended March 31, 2020:

Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2020 through January 31, 2020	75,000	$8.04	75,000	925,000
February 1, 2020 through February 29, 2020	225,000	$7.50	225,000	700,000
March 1, 2020 through March 31, 2020	189,000	$6.28	189,000	511,000
Total	489,000	$7.11	489,000	511,000

(1)
On June 7, 2019, the Company announced that its board of directors approved a stock repurchase program under which the Company may repurchase over the following twelve months up to 1,000,000 shares of Company common stock, or approximately 1% of its current outstanding shares. Repurchases would be made in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Securities and Exchange Commission rules and at prices management considered to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. The repurchase program was subject to suspension, termination or modification at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The Company commenced repurchases under the program during the quarter ended March 31, 2020.  On April 16, 2020, the Company announced that it had chosen to suspend the repurchase program.

Index
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

Date:  May 8, 2020