Form 10-K/A
period 2019-12-31
TRUSTCO BANK CORP N Y
filed 2020-05-12
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

TrustCo Bank Corp NY (the “Company”), is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Filing”) for the sole purpose of filing Exhibit 4.1, which was inadvertently omitted from the Original Filing.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment No. 1 does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission.

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

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2019 and 2018.

Exhibits
Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated May 23, 2019, incorporated by reference to Exhibit 3.2 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

4(a)#	Description of Capital Stock

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

11**	Computation of Net Income Per Common Share. Note 11 of TrustCo’s Annual Report to Shareholders for the year ended December 31, 2019 is incorporated herein by reference.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2019.

21**	List of Subsidiaries of TrustCo.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney.

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

31(i)(c)#	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(d)#	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.
**	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 on February 28, 2020.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: May 12, 2020	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer