Form 10-Q
period 2020-06-30
TRUSTCO BANK CORP N Y
filed 2020-08-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2020
$1 Par Value	96,432,657

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Interest and dividend income:
Interest and fees on loans	$41,665	41,432	83,728	82,685
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	106	821	527	1,604
State and political subdivisions	2	3	3	4
Mortgage-backed securities and collateralized mortgage obligations	1,527	2,152	3,640	3,707
Corporate bonds	488	272	726	480
Small Business Administration-guaranteed participation securities	229	289	474	586
Other securities	5	5	11	10
Total interest and dividends on securities available for sale	2,357	3,542	5,381	6,391

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	162	209	337	426
Total interest on held to maturity securities	162	209	337	426

Federal Reserve Bank and Federal Home Loan Bank stock	192	199	274	284
Interest on federal funds sold and other short-term investments	193	3,282	1,460	6,291
Total interest income	44,569	48,664	91,180	96,077

Interest expense:
Interest on deposits:
Interest-bearing checking	26	94	42	215
Savings accounts	166	367	399	744
Money market deposit accounts	862	1,119	1,958	1,945
Time deposits	5,599	7,512	11,990	13,488
Interest on short-term borrowings	235	381	557	762
Total interest expense	6,888	9,473	14,946	17,154

Net interest income	37,681	39,191	76,234	78,923
Provision (Credit) for loan losses	2,000	(341)	4,000	(41)
Net interest income after provision for loan losses	35,681	39,532	72,234	78,964

Noninterest income:
Trustco financial services income	1,368	1,683	2,968	3,416
Fees for services to customers	1,807	2,611	4,122	5,131
Net gain on securities transactions	-	-	1,155	-
Other	251	620	515	1,004
Total noninterest income	3,426	4,914	8,760	9,551

Noninterest expenses:
Salaries and employee benefits	11,648	11,711	23,021	23,162
Net occupancy expense	4,385	4,006	8,691	8,173
Equipment expense	1,606	1,709	3,408	3,611
Professional services	1,182	1,568	2,663	3,218
Outsourced services	1,875	1,875	3,950	3,800
Advertising expense	601	778	1,089	1,563
FDIC and other insurance	609	598	903	1,246
Other real estate (income) expense, net	(32)	210	162	186
Other	2,058	2,447	4,313	4,810
Total noninterest expenses	23,932	24,902	48,200	49,769

Income before taxes	15,175	19,544	32,794	38,746
Income taxes	3,921	4,877	8,227	9,521

Net income	$11,254	14,667	$24,567	29,225

Net income per share:
- Basic	$0.117	0.152	$0.254	0.302

- Diluted	$0.117	0.151	$0.254	0.302

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net income	$11,254	14,667	24,567	29,225

Net unrealized holding gain (loss) on securities available for sale	927	7,177	11,659	11,767
Reclassification adjustments for net gain recognized in income	-	-	(1,155)	-
Tax effect	(242)	(1,864)	(2,729)	(3,058)

Net unrealized gain on securities available for sale, net of tax	685	5,313	7,775	8,709

Amortization of net actuarial gain	(143)	(20)	(309)	(68)
Amortization of prior service (credit) cost	(49)	(82)	(98)	(167)
Tax effect	51	26	107	61
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(141)	(76)	(300)	(174)

Other comprehensive income, net of tax	544	5,237	7,475	8,535
Comprehensive income	$11,798	19,904	32,042	37,760

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS:

Cash and due from banks	$44,726	48,198

Federal funds sold and other short term investments	908,110	408,648
Total cash and cash equivalents	952,836	456,846

Securities available for sale	432,702	573,823

Held to maturity securities (fair value 2020 $17,878; 2019 $19,680)	16,633	18,618

Federal Reserve Bank and Federal Home Loan Bank stock	5,506	9,183

Loans, net of deferred net costs	4,177,561	4,062,196
Less:
Allowance for loan losses	48,144	44,317
Net loans	4,129,417	4,017,879

Bank premises and equipment, net	34,042	34,622
Operating lease right-of-use assets	48,712	51,475
Other assets	57,155	58,876

Total assets	$5,677,003	5,221,322

LIABILITIES:
Deposits:
Demand	$612,960	463,858
Interest-bearing checking	1,001,592	875,672
Savings accounts	1,191,682	1,113,146
Money market deposit accounts	666,304	599,163
Time deposits	1,392,769	1,398,177
Total deposits	4,865,307	4,450,016

Short-term borrowings	177,278	148,666
Operating lease liabilities	53,710	56,553
Accrued expenses and other liabilities	27,287	27,830

Total liabilities	5,123,582	4,683,065

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 100,204,832 and 100,204,832 shares issued at June 30, 2020 and December 31, 2019, respectively	100,205	100,205
Surplus	176,437	176,427
Undivided profits	299,239	288,067
Accumulated other comprehensive loss, net of tax	11,936	4,461
Treasury stock at cost - 3,772,175 and 3,283,175 shares at June 30, 2020 and December 31, 2019, respectively	(34,396)	(30,903)

Total shareholders' equity	553,421	538,257

Total liabilities and shareholders' equity	$5,677,003	5,221,322

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2019	$100,175	176,710	256,397	(10,309)	(33,102)	489,871
Net income	-	-	14,558	-	-	14,558
Other comprehensive income, net of tax	-	-	-	3,298	-	3,298
Stock options exercised (5,100 shares)	5	30	-	-	-	35
Cash dividend declared, $0.068125 per share	-	-	(6,591)	-	-	(6,591)
Purchase of treasury stock (4,131 shares)	-	-	-	-	(35)	(35)
Sale of treasury stock (86,297 shares)	-	(218)	-	-	812	594
Stock based compensation expense	-	(12)	-	-	-	(12)

Ending balance, March 31, 2019	$100,180	176,510	264,364	(7,011)	(32,325)	501,718
Net income	-	-	14,667	-	-	14,667
Other comprehensive income, net of tax	-	-	-	5,237	-	5,237
Cash dividend declared, $0.068125 per share	-	-	(6,598)	-	-	(6,598)
Sale of treasury stock (76,443 shares)	-	(120)	-	-	720	600
Stock based compensation expense	-	6	-	-	-	6

Ending balance, June 30, 2019	$100,180	176,396	272,433	(1,774)	(31,605)	515,630

Beginning balance, January 1, 2020	$100,205	176,427	288,067	4,461	(30,903)	538,257
Net income	-	-	13,313	-	-	13,313
Other comprehensive income, net of tax	-	-	-	6,931	-	6,931
Cash dividend declared, $0.068125 per share	-	-	(6,827)	-	-	(6,827)
Purchase of treasury stock (489,000 shares)	-	-	-	-	(3,493)	(3,493)
Stock based compensation expense	-	4	-	-	-	4

Ending balance, March 31, 2020	$100,205	176,431	294,553	11,392	(34,396)	548,185
Net income	-	-	11,254	-	-	11,254
Other comprehensive income, net of tax	-	-	-	544	-	544
Cash dividend declared, $0.068125 per share	-	-	(6,568)	-	-	(6,568)
Stock based compensation expense	-	6	-	-	-	6

Ending balance, June 30, 2020	$100,205	176,437	299,239	11,936	(34,396)	553,421

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities:
Net income	$24,567	29,225

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,989	1,982
Amortization of right-of-use asset	3,050	2,941
Net gain on sale of other real estate owned	(158)	(465)
Writedown of other real estate owned	103	276
Provision (credit) for loan losses	4,000	(41)
Deferred tax (benefit) expense	(342)	660
Net amortization of securities	1,880	1,313
Stock based compensation expense	10	(6)
Net gain on sale of bank premises and equipment	-	(2)
Net gain on sales of securities	(1,155)	-
Decrease in taxes receivable	957	1,038
Increase in interest receivable	(733)	(996)
(Decrease) increase in interest payable	(432)	528
Increase in other assets	(1,127)	(1,647)
Decrease in operating lease liabilities	(3,130)	(2,983)
Decrease in accrued expenses and other liabilities	(1,137)	(1,469)
Total adjustments	3,775	1,129
Net cash provided by operating activities	28,342	30,354

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	183,835	44,450
Proceeds from calls and maturities of held to maturity securities	1,904	1,754
Purchases of securities available for sale	(37,854)	(176,045)
Proceeds from maturities of securities available for sale	5,000	10,052
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(380)	(230)
Proceeds from redemption of Federal Reserve Bank stock	4,057	-
Net increase in loans	(115,972)	(35,385)
Proceeds from dispositions of other real estate owned	1,238	1,951
Proceeds from dispositions of bank premises and equipment	-	2
Purchases of bank premises and equipment	(1,409)	(1,346)
Net cash provided by (used in) investing activities	40,419	(154,797)

Cash flows from financing activities:
Net increase in deposits	415,291	188,020
Net increase (decrease) in short-term borrowings	28,612	4,853
Proceeds from exercise of stock options	-	35
Proceeds from sale of treasury stock	-	1,194
Purchases of treasury stock	(3,493)	(35)
Dividends paid	(13,181)	(13,178)
Net cash provided by financing activities	427,229	180,889
Net increase in cash and cash equivalents	495,990	56,446
Cash and cash equivalents at beginning of period	456,846	503,709
Cash and cash equivalents at end of period	$952,836	560,155

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$15,378	16,626
Income taxes paid	6,887	8,332
Other non cash items:
Transfer of loans to other real estate owned	434	2,712
Increase in dividends payable	214	11
Change in unrealized gain on securities available for sale-gross of deferred taxes	10,504	11,767
Change in deferred tax effect on unrealized (gain) loss on securities available for sale	(2,729)	(3,058)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(407)	(235)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	107	61

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2020 is not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019, and the cash flows for the six months ended June 30, 2020 and 2019.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  The accompanying Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2020 and 2019 is as follows:

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Net income	$11,254	14,667	$24,567	29,225
Weighted average common shares	96,433	96,822	96,580	96,784
Stock Options	4	69	13	73
Weighted average common shares including potential dilutive shares	96,437	96,891	96,593	96,857

Basic EPS	$0.117	0.152	$0.254	0.302

Diluted EPS	$0.117	0.151	$0.254	0.302

For the three and six months ended June 30, 2020 and 2019 the weighted average antidilutive stock options excluded from dilutive earnings were approximately 452 thousand and -0-, respectively. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three and six months ended June 30, 2020 and 2019 for its pension and other postretirement benefit plans:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019

Service cost	$7	13	21	14
Interest cost	272	307	58	60
Expected return on plan assets	(691)	(654)	(296)	(247)
Amortization of net loss (gain)	5	30	(148)	(50)
Amortization of prior service cost	-	-	(49)	(82)
Net periodic benefit	$(407)	(304)	(414)	(305)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019

Service cost	$19	21	40	32
Interest cost	538	622	112	120
Expected return on plan assets	(1,510)	(1,406)	(592)	(495)
Amortization of net loss (gain)	5	30	(314)	(98)
Amortization of prior service cost	-	-	(98)	(167)
Net periodic benefit	$(948)	(733)	(852)	(608)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2020.  As of June 30, 2020, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	June 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$-	-	-	-
State and political subdivisions	110	1	-	111
Mortgage backed securities and collateralized mortgage obligations - residential	323,203	8,279	13	331,469
Corporate bonds	53,094	1,542	197	54,439
Small Business Administration - guaranteed participation securities	44,715	1,283	-	45,998
Other	685	-	-	685

Total Securities Available for Sale	$421,807	11,105	210	432,702

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$104,895	36	419	104,512
State and political subdivisions	160	2	-	162
Mortgage backed securities and collateralized mortgage obligations - residential	388,537	2,406	1,426	389,517
Corporate bonds	30,164	367	95	30,436
Small Business Administration - guaranteed participation securities	48,991	-	480	48,511
Other	685	-	-	685

Total securities available for sale	$573,432	2,811	2,420	573,823

The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2020, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$15,124	15,267
Due in one year through five years	38,747	39,950
Due after five years through ten years	18	18
Mortgage backed securities and collateralized mortgage obligations	323,203	331,469
Small Business Administration - guaranteed participation securities	44,715	45,998
	$421,807	432,702

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

Mortgage backed securities and collateralized mortgage obligations - residential	$3,230	13	-	-	3,230	13
Corporate bonds	-	-	4,803	197	4,803	197

Total	$3,230	13	4,803	197	8,033	210

	December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$19,820	180	74,656	239	94,476	419
Mortgage backed securities and collateralized mortgage obligations - residential	67,322	446	169,169	980	236,491	1,426
Corporate bonds	4,905	95	-	-	4,905	95
Small Business Administration - guaranteed participation securities	48,510	480	-	-	48,510	480

Total	$140,557	1,201	243,825	1,219	384,382	2,420

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
(dollars in thousands)	2020	2019

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	85,472	28,409
Proceeds from maturities	-	52
Gross realized losses	-	-

	Six months ended June 30,
(dollars in thousands)	2020	2019

Proceeds from sales	$29,219	$-
Proceeds from calls/paydowns	154,616	44,450
Proceeds from maturities	5,000	10,052
Gross realized gains	1,155	-

The current interest rate environment has significantly contributed to more bonds being called. There were no transfers of securities available for sale during the three and six months ended June 30, 2020 and 2019.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$16,633	1,245	-	17,878

Total held to maturity	$16,633	1,245	-	17,878

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$18,618	1,062	-	19,680

Total held to maturity	$18,618	1,062	-	19,680

The following table distributes the debt securities included in the held to maturity portfolio as of  June 30, 2020, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$16,633	17,878
	$16,633	17,878

All held to maturity securities are held at cost on the financial statements.  There were no gross unrecognized losses on held to maturity securities as of June 30, 2020 and December 31, 2019.

There were no sales or transfers of held to maturity securities during the three months ended June 30, 2020 and 2019.
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

As of June 30, 2020, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

Corporate Bonds:  At June 30, 2020, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2020.

Mortgage backed securities and collateralized mortgage obligations – residential:  At June 30, 2020, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at June 30, 2020.

Index

(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$154,023	17,189	171,212
Other	59,635	365	60,000
Real estate mortgage - 1 to 4 family:
First mortgages	2,566,351	1,032,288	3,598,639
Home equity loans	65,521	17,738	83,259
Home equity lines of credit	206,240	48,205	254,445
Installment	7,909	2,097	10,006
Total loans, net	$3,059,679	$1,117,882	4,177,561
Less: Allowance for loan losses			48,144
Net loans			$4,129,417

	December 31, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$162,186	17,752	179,938
Other	19,326	235	19,561
Real estate mortgage - 1 to 4 family:
First mortgages	2,541,440	953,995	3,495,435
Home equity loans	69,791	18,548	88,339
Home equity lines of credit	221,487	46,435	267,922
Installment	8,706	2,295	11,001
Total loans, net	$3,022,936	1,039,260	4,062,196
Less: Allowance for loan losses			44,317
Net loans			$4,017,879

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2020 and December 31, 2019, the Company had approximately $27.0 million and $28.5 million of real estate construction loans, respectively.  Of the $27.0 million in real estate construction loans at June 30, 2020, approximately $9.7 million are secured by first mortgages to residential borrowers while approximately $17.3 million were to commercial borrowers for residential construction projects.  Of the $28.5 million in real estate construction loans at December 31, 2019, approximately $10.7 million are secured by first mortgages to residential borrowers while approximately $17.8 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	June 30, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$458	-	458
Other	113	-	113
Real estate mortgage - 1 to 4 family:
First mortgages	17,353	929	18,282
Home equity loans	102	48	150
Home equity lines of credit	2,760	134	2,894
Installment	6	-	6
Total non-accrual loans	20,792	1,111	21,903
Restructured real estate mortgages - 1 to 4 family	26	-	26
Total nonperforming loans	$20,818	1,111	21,929

	December 31, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$733	-	733
Other	83	-	83
Real estate mortgage - 1 to 4 family:
First mortgages	15,385	1,468	16,853
Home equity loans	218	48	266
Home equity lines of credit	2,804	98	2,902
Installment	3	-	3
Total non-accrual loans	19,226	1,614	20,840
Restructured real estate mortgages - 1 to 4 family	29	-	29
Total nonperforming loans	$19,255	1,614	20,869

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of June 30, 2020 and December 31, 2019, other real estate owned included $472 thousand and $1.2 million of residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $11.3 million and $8.7 million, respectively, as of June 30, 2020 and December 31, 2019.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of June 30, 2020 and December 31, 2019:

	June 30, 2020
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	353	353	153,670	154,023
Other	-	-	113	113	59,522	59,635
Real estate mortgage - 1 to 4 family:
First mortgages	2,572	533	12,416	15,521	2,550,830	2,566,351
Home equity loans	144	-	55	199	65,322	65,521
Home equity lines of credit	442	316	1,199	1,957	204,283	206,240
Installment	40	8	6	54	7,855	7,909

Total	$3,198	857	14,142	18,197	3,041,482	3,059,679

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	17,189	17,189
Other	-	-	-	-	365	365
Real estate mortgage - 1 to 4 family:
First mortgages	478	-	569	1,047	1,031,241	1,032,288
Home equity loans	-	-	48	48	17,690	17,738
Home equity lines of credit	-	-	90	90	48,115	48,205
Installment	28	-	-	28	2,069	2,097

Total	$506	-	707	1,213	1,116,669	1,117,882

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	353	353	170,859	171,212
Other	-	-	113	113	59,887	60,000
Real estate mortgage - 1 to 4 family:
First mortgages	3,050	533	12,985	16,568	3,582,071	3,598,639
Home equity loans	144	-	103	247	83,012	83,259
Home equity lines of credit	442	316	1,289	2,047	252,398	254,445
Installment	68	8	6	82	9,924	10,006

Total	$3,704	857	14,849	19,410	4,158,151	4,177,561

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

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2020 and December 31, 2019, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended June 30, 2020
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,960	41,643	552	46,155
Loans charged off:
New York and other states*	-	22	49	71
Florida	-	-	-	-
Total loan chargeoffs	-	22	49	71

Recoveries of loans previously charged off:
New York and other states*	6	49	5	60
Florida	-	-	-	-
Total recoveries	6	49	5	60
Net loans (recoveries) charged off	(6)	(27)	44	11
(Credit) provision for loan losses	400	1,604	(4)	2,000
Balance at end of period	$4,366	43,274	504	48,144

	For the three months ended June 30, 2019
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,734	39,985	952	44,671
Loans charged off:
New York and other states*	-	205	49	254
Florida	-	-	-	-
Total loan chargeoffs	-	205	49	254

Recoveries of loans previously charged off:
New York and other states*	1	259	4	264
Florida	-	25	-	25
Total recoveries	1	284	4	289
Net loans (recoveries) charged off	(1)	(79)	45	(35)
(Credit) provision for loan losses	178	(101)	(418)	(341)
Balance at end of period	$3,913	39,963	489	44,365

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Six months ended June 30, 2020
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,999	39,748	570	44,317
Loans charged off:
New York and other states*	3	213	56	272
Florida	-	-	19	19
Total loan chargeoffs	3	213	75	291

Recoveries of loans previously charged off:
New York and other states*	8	100	8	116
Florida	-	2	-	2
Total recoveries	8	102	8	118
Net loans charged off (recoveries)	(5)	111	67	173
Provision for loan losses	362	3,637	1	4,000
Balance at end of period	$4,366	43,274	504	48,144

	Six months ended June 30, 2019
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,048	39,772	946	44,766
Loans charged off:
New York and other states*	7	597	78	682
Florida	-	29	31	60
Total loan chargeoffs	7	626	109	742

Recoveries of loans previously charged off:
New York and other states*	4	333	10	347
Florida	-	35	-	35
Total recoveries	4	368	10	382
Net loans charged off	3	258	99	360
(Credit) provision for loan losses	(132)	449	(358)	(41)
Balance at end of period	$3,913	39,963	489	44,365

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,366	43,274	504	48,144

Total ending allowance balance	$4,366	43,274	504	48,144

Loans:
Individually evaluated for impairment	$1,045	19,337	-	20,382
Collectively evaluated for impairment	230,167	3,917,006	10,006	4,157,179

Total ending loans balance	$231,212	3,936,343	10,006	4,177,561

	December 31, 2019
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,999	39,748	570	44,317

Total ending allowance balance	$3,999	39,748	570	44,317

Loans:
Individually evaluated for impairment	$1,437	19,539	-	20,976
Collectively evaluated for impairment	198,062	3,832,157	11,001	4,041,220

Total ending loans balance	$199,499	3,851,696	11,001	4,062,196

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired.  TDR’s at June 30, 2020 and December 31, 2019 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of June 30, 2020 and December 31, 2019:

	June 30, 2020
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$798	922	-	1,057
Other	145	145	-	118
Real estate mortgage - 1 to 4 family:
First mortgages	13,590	13,966	-	13,968
Home equity loans	227	247	-	233
Home equity lines of credit	2,236	2,376	-	2,246

Total	$16,996	17,656	-	17,622

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$102	102	-	105
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	3,040	3,040	-	2,662
Home equity loans	-	-	-	10
Home equity lines of credit	244	244	-	245

Total	$3,386	3,386	-	3,022

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$900	1,024	-	1,162
Other	145	145	-	118
Real estate mortgage - 1 to 4 family:
First mortgages	16,630	17,006	-	16,630
Home equity loans	227	247	-	243
Home equity lines of credit	2,480	2,620	-	2,491

Total	$20,382	21,042	-	20,644

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

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.  Interest income recognized on impaired loans was not material during the three and six months ended June 30, 2020 and 2019.

Index
As of June 30, 2020 and December 31, 2019 impaired loans included approximately $10.8 million and $11.1 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time.  As a result, as of June 30, 2020 and December 31, 2019, based upon management’s evaluation and due to the sufficiency of charge-offs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 6/30/2020			Three months ended 6/30/2019

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	1	$128	128
Real estate mortgage - 1 to 4 family:
First mortgages	2	294	294	5	718	718
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	1	50	50	3	278	278

Total	3	$344	344	9	$1,124	1,124

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	3	446	446	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	3	$446	446	-	$-	-

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Six months ended 6/30/2020			Six months ended 6/30/2019

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	1	$128	128
Real estate mortgage - 1 to 4 family:
First mortgages	3	457	457	9	1,368	1,368
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	2	119	119	3	278	278

Total	5	$576	576	13	$1,774	1,774

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	592	592	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	4	$592	592	-	$-	-

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

Index
During the three months ended June 30, 2020 and 2019 there were no TDR’s that defaulted which had been modified during the last twelve months.  The following table presents, by class, TDR’s that defaulted during the six months ended June 30, 2020 and 2019 which had been modified within the last twelve months:

	Six months ended 6/30/2020		Six months ended 6/30/2019
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	1	195	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	1	$195	-	$-

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	-	$-	-	$-

* Includes New York, New Jersey, Vermont and Massachusetts.

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of troubled debt restructurings (“TDR”) classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  Loan Modifications and payment deferrals made pursuant to COVID 19 as of June 30, 2020 totaled approximately $190 million, which included $45 million of commercial loans and $145 million of residential loans.

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

Index
As of June 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2020

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$149,429	4,594	154,023
Other	59,147	488	59,635

	$208,576	5,082	213,658

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$17,189	-	17,189
Other	365	-	365

	$17,554	-	17,554

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$166,618	4,594	171,212
Other	59,512	488	60,000

	$226,130	5,082	231,212

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

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $808 thousand and $816 thousand at June 30, 2020 and December 31, 2019, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of June 30, 2020 and December 31, 2019 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of June 30, 2020 and December 31, 2019 is presented in the non-accrual loans table.

Index

(6) Fair Value of Financial Instruments

FASB Topic 820, Fair Value Measurements ("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2020 and 2019.

	Fair Value Measurements at
	June 30, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

State and political subdivisions	120	$-	$120	$-
Mortgage backed securities and collateralized mortgage obligations - residential	331,469	-	331,469	-
Corporate bonds	54,430	-	54,430	-
Small Business Administration- guaranteed participation securities	45,998	-	45,998	-
Other securities	685	-	685	-

Total securities available for sale	$432,702	$-	$432,702	$-

	Fair Value Measurements at
	December 31, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$104,512	$-	$104,512	$-
State and political subdivisions	162	-	162	-
Mortgage backed securities and collateralized mortgage obligations - residential	389,517	-	389,517	-
Corporate bonds	30,436	-	30,436	-
Small Business Administration- guaranteed participation securities	48,511	-	48,511	-
Other securities	685	-	685	-

Total securities available for sale	$573,823	$-	$573,823	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$830	$-	$-	$830	Sales comparison approach	Adjustments for differences between comparable sales	1% - 9% (3%)

Impaired loans:
Real estate mortgage -1 to 4 family	297	-	-	297	Sales comparison approach	Adjustments for differences between comparable sales	1% - 11% (11%)

	Fair Value Measurements at
	December 31, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,579	$-	$-	$1,579	Sales comparison approach	Adjustments for differences between comparable sales	1% - 21% (7%)

Impaired loans:
Real estate mortgage -1 to 4 family	120	-	-	120	Sales comparison approach	Adjustments for differences between comparable sales	1% - 17% (9%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $830 thousand at June 30, 2020 and consisted of $358 thousand of commercial real estate and approximately $472 million of residential real estate properties.  Valuation charges of $23 thousand and $103 thousand are included in earnings for the three and six months ended June 30, 2020, respectively .

Of the total impaired loans of $20.4 million at June 30, 2020, $297 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2020.  Gross charge offs related to residential impaired loans included in the table above were $77 thousand for the six months ended June 30, 2020, there were no gross charge offs related to residential impaired loans for the three months ended June 30, 2020.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $1.6 million at December 31, 2019 and consisted of $358 thousand of commercial real estate and $1.2 million of residential real estate properties.  A valuation charge of $366 thousand is included in earnings for the year ended December 31, 2019.

Of the total impaired loans of $21.0 million at December 31, 2019, $120 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2019.  Gross charge offs related to residential impaired loans included in the table above amounted to $22 thousand.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2020 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$952,836	952,836	-	-	952,836
Securities available for sale	432,702	-	432,702	-	432,702
Held to maturity securities	16,633	-	17,878	-	17,878
Federal Home Loan Bank stock	5,506	N/A	N/A	N/A	N/A
Net loans	4,129,417	-	-	4,218,824	4,218,824
Accrued interest receivable	11,648	31	1,573	10,044	11,648
Financial liabilities:
Demand deposits	612,960	612,960	-	-	612,960
Interest bearing deposits	4,252,347	2,859,578	1,399,062	-	4,258,640
Short-term borrowings	177,278	-	177,278	-	177,278
Accrued interest payable	1,027	108	919	-	1,027

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2019 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$456,846	456,846	-	-	456,846
Securities available for sale	573,823	-	573,823	-	573,823
Held to maturity securities	18,618	-	19,680	-	19,680
Federal Reserve Bank and Federal
Home Loan Bank stock	9,183	N/A	N/A	N/A	N/A
Net loans	4,017,879	-	-	4,078,210	4,078,210
Accrued interest receivable	10,915	216	2,221	8,478	10,915
Financial liabilities:
Demand deposits	463,858	463,858	-	-	463,858
Interest bearing deposits	3,986,158	2,587,981	1,397,271	-	3,985,252
Short-term borrowings	148,666	-	148,666	-	148,666
Accrued interest payable	1,459	174	1,285	-	1,459

Index

(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 6/30/2020
(dollars in thousands)	Balance at 4/1/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2020	Balance at 6/30/2020

Net unrealized holding loss on securities available forsale, net of tax	$7,376	685	-	685	8,061
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(824)	-	(141)	(141)	(965)
Accumulated other comprehensive loss, net of tax	$11,392	685	(141)	544	11,936

	Three months ended 6/30/2019
(dollars in thousands)	Balance at 4/1/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2019	Balance at 6/30/2019

Net unrealized holding (gain) loss on securities available for sale, net of tax	$(7,020)	5,313	-	5,313	(1,707)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	(414)	(76)	-	(76)	(490)
Accumulated other comprehensive income (loss), net of tax	$(7,011)	5,237	-	5,237	(1,774)

	Six months ended 6/30/2020
(dollars in thousands)	Balance at 1/1/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2020	Balance at 6/30/2020

Net unrealized holding loss on securities available for sale, net of tax	$286	8,630	(855)	7,775	8,061
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(665)	-	(300)	(300)	(965)
Accumulated other comprehensive loss, net of tax	$4,461	8,630	(1,155)	7,475	11,936

	Six months ended 6/30/2019
(dollars in thousands)	Balance at 1/1/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2019	Balance at 6/30/2019

Net unrealized holding (gain) loss on securities available for sale, net of tax	$(10,416)	8,709	-	8,709	(1,707)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	(316)	(174)	-	(174)	(490)
Accumulated other comprehensive income (loss), net of tax	$(10,309)	8,535	-	8,535	(1,774)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019:

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019	Affected Line Item in Financial Statements
Net unrealized holding gain on securities available for sale
Realized gain on securities transactions	$-	-	$1,155	-	Net gain on securities transactions
Income tax effect	-	-	(300)	-	Income taxes
Net of tax	-	-	855	-

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain (loss)	$143	106	$309	178	Salaries and employee benefits
Amortization of prior service cost	49	(22)	98	(45)	Salaries and employee benefits
Income tax benefit	(51)	(22)	(107)	(35)	Income taxes
Net of tax	141	62	300	98

Total reclassifications, net of tax	$141	62	$1,155	98

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months and six months ended June 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-interest income
Service Charges on Deposits
Overdraft fees	$452	$849	$1,325	$1,699
Other	382	109	811	219
Interchange Income	931	1,284	1,877	2,815
Net gain on securities transactions (a)	-	-	1,155	-
Wealth management fees	1,368	1,683	2,968	3,416
Other (a)	293	989	624	1,402

Total non-interest income	$3,426	$4,914	$8,760	$9,551

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

Index
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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2020 the Company did not have any leases with terms of twelve months or less.

Index
As of June 30, 2020 the Company does not have leases that have not yet commenced.   At June 30, 2020 lease expiration dates ranged from six months to 24.3 years and have a weighted average remaining lease term of 9.0 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Other information related to leases was as follows:

(dollars in thousands)	Three months ended June 30,
	2020	2019
Operating lease cost	$1,932	$1,930
Variable lease cost	675	509

Total Lease costs	$2,607	$2,439

(dollars in thousands)	Six months ended June 30,
	2020	2019
Operating lease cost	$3,927	$3,821
Variable lease cost	1,155	975

Total Lease costs	$5,082	$4,796

(dollars in thousands)	Six months ended June 30,
	2020	2019
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,010	$3,906

Right-of-use assets obtained in exchange for lease obligations:	287	$54,038

Weighted average remaining lease term	9.0 years	9.6 years
Weighted average discount rate	3.25%	3.30%

Index
Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

(dollars in thousands)

Year ending December 31,
2020(a)	$4,032
2021	8,062
2022	7,561
2023	7,256
2024	7,128
Thereafter	28,551
Total lease payments	$62,590
Less: Interest	8,880

Present value of lease liabilities	$53,710

(a) Excluding the six months ended June 30, 2020.

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

(dollars in thousands)

Year ending December 31,
2019(a)	$3,933
2020	7,820
2021	7,818
2022	7,300
2023	6,978
Thereafter	32,600
Total lease payments	$66,449
Less: Interest	10,212

Present value of lease liabilities	$56,237

(a) Excluding the six months ended June 30, 2019.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and became fully phased in on January 1, 2019.  The capital rules include a capital conservation buffer that is designed to absorb losses during periods of economic stress and to require increased capital levels before capital distributions and certain other payments can be made.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The buffer was fully implemented at 2.5% as of January 1, 2019. As of June 30, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

Index
Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank and the Company reported the following capital ratios as of June 30, 2020 and December 31, 2019:

(Bank Only)
				Minimum for Capital Adequacy plus Capital Conservation
	As of June 30, 2020		Well

(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$527,145	9.603%	5.000%	4.000%
Common equity tier 1 capital	527,145	18.320	6.500	7.000
Tier 1 risk-based capital	527,145	18.320	8.000	8.500
Total risk-based capital	563,265	19.576	10.000	10.500

	As of December 31, 2019		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$516,775	9.940%	5.000%	4.000%
Common equity tier 1 capital	516,775	18.412	6.500	7.000
Tier 1 risk-based capital	516,775	18.412	8.000	8.500
Total risk-based capital	551,975	19.666	10.000	10.500

(Consolidated)	As of June 30, 2020 2019		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$540,932	9.852%	4.000%
Common equity Tier 1 capital	540,932	18.794%	7.000%
Tier 1 risk-based capital	540,932	18.794%	8.500%
Total risk-based capital	577,061	20.050%	10.500%

	As of December 31, 2019		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$533,243	10.254%	4.000%
Common equity Tier 1 capital	533,243	18.988	7.000
Tier 1 risk-based capital	533,243	18.988	8.500
Total risk-based capital	568,463	20.242	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2020 and December 31, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

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

(12) Risks and Uncertainties

Beginning in March 2020, the Company experienced negative impacts to our business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  At this time, it is difficult to quantify the impact COVID-19 will have on the rest of 2020. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s first and second quarter 2020 balance sheets and results of operations except for an increase in provision for loan losses and related allowance for loan losses.

On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company’s financial condition and results of operations. As a result of the spread of COVID-19, economic uncertainties have arisen which are likely to continue to negatively impact net interest income, provision for loan losses, and noninterest income. Other financial impact could occur though such potential impact is unknown at this time.

As of June 30, 2020, the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios, as well as the ability of the Company and the Bank to pay dividends or make other distributions, could be adversely impacted by further credit losses.

Index
Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of troubled debt restructurings (“TDR”) classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  Loan Modifications and payment deferrals made pursuant to COVID 19 as of June 30, 2020 totaled approximately $190 million, which included $45 million of commercial loans and $145 million of residential loans.

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

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of June 30, 2020, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2020 and June 30, 2019 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2020 and June 30, 2019, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 6, 2020

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, including statements regarding the effect of the novel coronavirus disease (“COVID-19”)  pandemic on our business, financial condition and results of operations and our continuing response to the COVID-19 pandemic, that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

•
As a result of the current pandemic related to COVID-19, TrustCo may experience a decline in the demand for products and services; an increase in loan delinquencies; problem assets and foreclosures; a decline in collateral value; a work stoppage, forced quarantine, or other interruption or the unavailability of key employees; an increase in the allowance for loan losses; a reduction in wealth management revenues; an increase in Federal Deposit Insurance Corporation premiums; a reduction in the value of the securities portfolio; and a decline in the net worth and liquidity of loan guarantors;

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

•	changes in management personnel;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board (“FASB”) or the Public Company Accounting Oversight Board;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	technological changes and electronic, cyber and physical security breaches;
•	changes in local market areas and general business and economic trends;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2019 and in our Form 10-Q for the quarter ended March 31, 2020.

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

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three-month and six‑month periods ended June 30, 2020 and 2019.

Index
Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and six-month month periods ended June 30, 2020, with comparisons to the corresponding period in 2019, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2019 Annual Report to Shareholders on Form 10-K, which was filed with the SEC on February 28, 2020, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

COVID-19 Impact
Beginning in March 2020, we experienced negative impacts to our business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19.  In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  At this time, it is difficult to quantify the impact COVID-19 will have on the rest of 2020.  The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s first and second quarter 2020 balance sheets and results of operations except for an increase in the provision for loan losses as a result of the increased risk inherent in the loan portfolio resulting from the pandemic.

The following is a description of the impact the COVID-19 global pandemic is having our business:

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020. Modifications include the deferral of principal and/or interest payments for terms generally up to 90 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan modifications related to COVID-19 difficulties will have on our financial condition, results of operations and provision for loan losses. Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of troubled debt restructuring (“TDR”) classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.

As of July 10, 2020, the initial deferral period had expired for 231 loans, totaling $43.3 million. Of the $43.3 million, approximately 74% have begun repayment and the remaining 26% are being evaluated by management for an additional extension.

Index
The following table shows the number of loans and the outstanding loan balances at the time the principal and interest deferrals were approved as of June 30, 2020:

(Dollars In Thousands)
New York and Other states*:	Number of loans	Outstanding loan balance
Commercial	79	$39,630
Residential mortgage loans	441	94,028
Home equity line of credit	13	641
Installment loans	5	150
Total	538	$134,449

Florida:	Number of loans	Outstanding loan balance
Commercial	5	$5,392
Residential mortgage loans	205	49,745
Home equity line of credit	1	9
Installment loans	3	86
Total	214	$55,232

Total:	Number of loans	Outstanding loan balance
Commercial	84	$45,022
Residential mortgage loans	646	143,773
Home equity line of credit	14	650
Installment loans	8	236
Total	752	$189,681

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The commercial loans that are deferred include various types of businesses.  The following table shows the number of commercial loans and the outstanding loan balances, by industry, at the time the principal and interest deferrals were approved as of June 30, 2020:

(Dollars In Thousands)
New York and Other states*	Number of loans	Outstanding loan balance
Fitness and Recreational Sports Centers	7	$11,534
Lessors and Property Managers of Nonresidential Buildings	7	6,551
Lessors and Property Managers of Residential Buildings	31	9,818
Other various businesses	14	2,558
Lessors of Nonresidential Buildings - Self Storage Units	2	2,238
New Single-Family Housing Construction	3	1,921
Food Service	5	1,351
Retail	4	1,349
New Single-Family Housing Construction - Land Development	3	1,260
Commercial Construction	3	1,050
	79	$39,630

Florida:	Number of loans	Outstanding loan balance
Fitness and Recreational Sports Centers	-	$-
Lessors and Property Managers of Nonresidential Buildings	2	4,533
Lessors and Property Managers of Residential Buildings	1	46
Other various businesses	1	319
Lessors of Nonresidential Buildings - Self Storage Units	1	494
New Single-Family Housing Construction	-	-
Food Service	-	-
Retail	-	-
New Single-Family Housing Construction - Land Development	-	-
Commercial Construction	-	-
	5	$5,392

Total:	Number of loans	Outstanding loan balance
Fitness and Recreational Sports Centers	7	$11,534
Lessors and Property Managers of Nonresidential Buildings	9	11,084
Lessors and Property Managers of Residential Buildings	32	9,864
Other various businesses	15	2,877
Lessors of Nonresidential Buildings - Self Storage Units	3	2,732
New Single-Family Housing Construction	3	1,921
Food Service	5	1,351
Retail	4	1,349
New Single-Family Housing Construction - Land Development	3	1,260
Commercial Construction	3	1,050
	84	$45,022
* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Paycheck Protection Program (PPP) and Liquidity

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP through August 8, 2020 for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. The Company began accepting applications on April 3, 2020.  As of June 30, 2020, 663 PPP loans totaling $45.7 million have been processed.  The Company received loan origination fees which are being recognized over the life of the loan using the effective yield method.

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

Provision for loan losses

See “Allowance for Loan Losses” for more information.

Preventative measures

The Company has instituted preventative measures at branch and back office locations to protect the health of both the customers and our employees, including regular deep cleaning of facilities, adhering to CDC guidelines, and practicing “social distancing.”  These additional expenses did not have a material impact on the Company for the second quarter of 2020.

Federal Reserve Actions

The Federal Reserve Board has taken several actions to support the flow of credit to households and businesses.  Some of these pertinent actions include:

•	The establishment of the Commercial Paper Funding Facility, the Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility;
•	The expansion of central bank liquidity swap lines;
•	Steps to enhance the availability and ease terms for borrowing at the discount window;
•	The elimination of reserve requirements;

Index
•	Guidance encouraging banks to be flexible with customers experiencing financial challenges related to the coronavirus and to utilize their liquidity and capital buffers in doing so;
•	expanding access to its Paycheck Protection Program Liquidity Facility (PPPLF) for additional SBA-qualified lenders
•	Statements encouraging the use of daylight credit at the Federal Reserve.

Economic Overview

During the second quarter of 2020 financial markets continued to be influenced by the economic conditions that resulted from the COVID-19 pandemic. After a dismal first quarter, stocks rebounded in the second quarter, with the S&P 500 Index recording its best quarterly performance since 1998 up 20.0% from the first quarter of 2020, and the Dow Jones Industrial Average jumped the most since 1987, up 17.8% from the first quarter of 2020.  Credit markets continue to be driven by worldwide economic news, effects of COVID-19, and demand shifts.  The shape of the yield curve remained consistent during the quarter as compared to prior quarters. The 10-year Treasury bond averaged .69% during the second quarter compared to 1.37% in the first quarter of 2020 a decrease of 68 basis points.  The 2-year Treasury bond average rate decreased 89 basis points to .19% resulting in a steepening of the yield curve.  The spread between the 10-year and the 2-year Treasury bonds expanded from 0.28% on average in the first quarter to 0.49% in the second quarter of 2020.  This spread had been depressed in recent years and compares to 2.42% during its most recent peak in the fourth quarter of 2013.  Steeper yield curves are generally favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates. The target Federal Funds rate remained flat at 0.00% to %0.25 for the quarter.  Spreads for most asset classes, including agency securities, corporates, municipals and mortgage‑backed securities, were down by the end of the quarter as compared to the levels of a year earlier.  Changes in rates and spreads during the current quarter were primarily due to the effects of the COVID-19 pandemic.

Index

		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q2/19	Beg of Q2	2.40	2.27	2.23	2.41	0.14
	Peak	2.47	2.41	2.41	2.60	0.30
	Trough	2.11	1.71	1.73	2.00	0.14
	End of Q2	2.12	1.75	1.76	2.00	0.25
	Average in Q2	2.35	2.13	2.12	2.34	0.21

Q3/19	Beg of Q3	2.12	1.75	1.76	2.00	0.25
	Peak	2.26	1.92	1.88	2.13	0.28
	Trough	1.80	1.43	1.32	1.47	-0.04
	End of Q3	1.88	1.63	1.55	1.68	0.05
	Average in Q3	2.03	1.69	1.63	1.80	0.11

Q4/19	Beg of Q4	1.88	1.63	1.55	1.68	0.05
	Peak	1.82	1.68	1.75	1.94	0.34
	Trough	1.52	1.39	1.34	1.52	0.09
	End of Q4	1.55	1.58	1.69	1.92	0.34
	Average in Q4	1.61	1.59	1.61	1.79	0.20

Q1/20	Beg of Q1	1.55	1.58	1.69	1.92	0.34
	Peak	1.59	1.58	1.67	1.88	0.68
	Trough	0.00	0.23	0.37	0.54	0.12
	End of Q1	0.11	0.23	0.37	0.70	0.47
	Average in Q1	1.10	1.08	1.14	1.37	0.28

Q2/20	Beg of Q2	0.11	0.23	0.37	0.70	0.47
	Peak	0.26	0.28	0.48	0.91	0.69
	Trough	0.09	0.13	0.28	0.58	0.38
	End of Q2	0.16	0.16	0.29	0.66	0.50
	Average in Q2	0.14	0.19	0.36	0.69	0.49

The United States economy continued to show some modest improvements in various areas heading into 2020 until the COVID-19 uncertainty began to gain momentum.  Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

TrustCo believes that its long-term focus on traditional banking services and practices has enabled the Company to avoid significant impact from asset quality problems and that the Company’s strong liquidity and well capitalized positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry, particularly those arising during the 2008-2010 financial crisis.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.  Should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of the COVID-19 pandemic, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

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

Financial Overview
TrustCo recorded net income of $11.3 million, or $0.117 of diluted earnings per share, for the three months ended June 30, 2020, compared to net income of $14.7 million, or $0.151 of diluted earnings per share, in the same period in 2019.  Return on average assets was 0.82% and 1.14%, respectively, for the three-months ended June 30, 2020 and 2019.  Return on average equity was 8.21% and 11.60%, respectively, for the three-months ended June 30, 2020 and 2019.

The primary factors accounting for the change in net income for the three months ended June 30, 2020 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $310.1 million or 6.1% to $5.35 billion for the second quarter of 2020 compared to the same period in 2019.

•
A decrease in taxable equivalent net interest margin for the second quarter of 2020 to 2.81% from 3.11% in the prior year period.  The decrease in the margin, offset with the increase in average earning assets, resulted in a decrease of $1.5 million in taxable equivalent net interest income in the second quarter of 2020 compared to the second quarter of 2019.

•
An increase of $2.3 million in provision for loan losses for the second quarter of 2020 compared to the second quarter 2019.  This increase is primarily driven by the uncertainty surrounding the current pandemic.

•
A decrease of $1.5 million in noninterest income for the second quarter of 2020 compared to the second quarter 2019.  The decrease is primarily driven by less financial services income due to lower market values of managed asset balances, as well as less overdraft fees from customers.

•	A decrease of $1.0 million in noninterest expense for the second quarter of 2020 compared to the second quarter 2019. This decrease is primarily driven by ongoing efforts to control costs.

Index
TrustCo recorded net income of $24.6 million, or $0.254 of diluted earnings per share, for the six‑months ended June 30, 2020, compared to net income of $29.2 million, or $0.302 of diluted earnings per share, in the same period in 2019.  Return on average assets was 0.92% and 1.15%, respectively, for the six-months ended June 30, 2020 and 2019.  Return on average equity was 9.04% and 11.76%, respectively, for the six-months ended June 30, 2020 and 2019.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, by the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2019 is a description of the effect interest rates had on the results for the year 2019 compared to 2018.  Many of the same market factors discussed in the 2019 Annual Report continued to have a significant impact on results through the second quarter of 2020, as well as the economic effect of COVID-19.

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

Index
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

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the ten-year Treasury.  The 10‑year Treasury yield was down 110 basis points, on average, during the second quarter of 2020 compared to the fourth quarter of 2019 and was down 165 basis points as compared to the second quarter of 2019.

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

For the second quarter of 2020, the net interest margin was 2.81%, down 30 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments increased by $181.3 million while the average yield decreased 230 basis points in the second quarter of 2020 compared to the same period in 2019.

•
The average balance of securities available for sale decreased by $137.8 million while the average yield decreased 31 basis points to 2.08%.  The average balance of held to maturity securities decreased by $4.0 million and the average yield decreased 20 basis points to 3.75% for the second quarter of 2020 compared to the same period in 2019.

Index
•	The average loan portfolio grew by $270.5 million to $4.15 billion and the average yield decreased 26 basis points to 4.02% in the second quarter of 2020 compared to the same period in 2019.

•
The average balance of interest bearing liabilities (primarily time deposits) increased $156.4 million and the average rate paid decreased 27 basis points to 0.64% in the second quarter of 2020 compared to the same period in 2019.

During the second quarter of 2020, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

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

Earning Assets
Total average interest earning assets increased from $5.04 billion in the second quarter of 2019 to $5.35 billion in the same period of 2020 with an average yield of 3.33% in the second quarter of 2020 and 3.86% in the second quarter of 2019.  There was a shift in the mix of assets towards a higher proportion of federal funds sold and other short-term investments from securities available for sale.  The sharp decrease in the federal funds rate during the last month of the first quarter of 2020 significantly decreased the average yield on the federal funds sold and other short-term investments from 2.41% in the second quarter of 2019 to 0.11% in the second quarter of 2020, which drove down the overall yield on interest earning assets.  Interest income on average earning assets decreased from $48.7 million in the second quarter of 2019 to $44.6 million in the second quarter of 2020, on a tax equivalent basis, and was primarily driven by the lower federal funds rate as mentioned above.

Loans
The average balance of loans was $4.15 billion in the second quarter of 2020 and $3.88 billion in the comparable period in 2019.  The yield on loans was down 26 basis points to 4.02%.  Interest income on loans was $41.7 million in the second quarter of 2020 up $233 thousand from the same period in 2019.  The higher average balances was slightly more than enough to offset the decrease in yield.

Compared to the second quarter of 2019, the average balance of residential mortgage loans and commercial loans increased.  The average balance of residential mortgage loans was $3.65 billion in the second quarter of 2020 compared to $3.40 billion in 2019, an increase of 7.6%.  The average yield on residential mortgage loans decreased by 16 basis points to 3.98% in the second quarter of 2020 compared to 2019.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $33.1 million to an average balance of $223.0 million in the second quarter of 2020 compared to the same period in the prior year, primarily as a result of the issuance of the PPP loans.  The average yield on this portfolio was down 68 basis points to 4.68% compared to the prior year period, primarily as a result of the 1% interest rate on the PPP Loans.  The Company remains selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines decreased 112 basis points to 3.89% during the second quarter of 2020 compared to the year earlier period.  The decrease in yield is the result of prime rate decreases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 7.0% to $260.0 million in the second quarter of 2020 as compared to the prior year.  Customers with home equity lines continue to refinance their balances into fixed rate mortgage loans.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2020 was $454.0 million compared to $591.8 million for the comparable period in 2019.  The declining balance reflects routine sales, paydowns, calls and maturities, partially offset by new investment purchases.  The current interest rate environment has significantly contributed to more bonds being called.  The average yield was 2.08% for the second quarter of 2020 compared to 2.39% for the second quarter of 2019.  This portfolio is primarily comprised of bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in accumulated other comprehensive loss, net of tax.

The net unrealized gain in the available for sale securities portfolio was $10.9 million as of June 30, 2020 compared to a net unrealized gain of $391 thousand as of December 31, 2019.  The unrealized gain in the portfolio is primarily the result of changes in market interest rate levels.

Index
Held to Maturity Securities
The average balance of held to maturity securities was $17.2 million for the second quarter of 2020 compared to $21.2 million in the second quarter of 2019.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.75% for the second quarter of 2020 compared to 3.95% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2020, this portfolio consisted solely of agency issued mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2020 second quarter average balance of Federal Funds sold and other short‑term investments was $727.0 million, a $181.3 million increase from the $545.7 million average for the same period in 2019.  The yield was 0.11% for the second quarter of 2020 and 2.41% for the comparable period in 2019.  Interest income from this portfolio decreased $3.1 million from $3.3 million in 2019 to $193 thousand in 2020.  The higher average balances was not enough to offset several target rate decreases.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings, and time deposits) increased $146.2 million to $4.15 billion for the second quarter of 2020 versus the second quarter in the prior year, and the average rate paid decreased from 0.91% for 2019 to 0.64% for 2020.  Total interest expense on these deposits decreased from $9.1 million to $6.7 million in the second quarter of 2020 compared to the year earlier period.  From the second quarter of 2019 to the second quarter of 2020, interest bearing demand account average balances were up 8.4%, certificates of deposit average balances were down 3.1%, non-interest demand average balances were up 31.1%, average savings balances increased 2.6% and money market balances were up 15.9%.   Our growth in deposits came at relatively low cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolio.  Because we offered competitive shorter term CD rates in the past, we expect cost of interest bearing liabilities to continue to decrease as these reprice at lower rates.

Index
At June 30, 2020, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,304,284
1 to 2 years	72,695
2 to 3 years	10,380
3 to 4 years	3,152
4 to 5 years	2,062
Over 5 years	196
$1,392,769

Average short-term borrowings for the second quarter were $172.8 million in 2020 compared to $162.7 million in 2019.  The average rate decreased during this time period from 0.94% in 2019 to 0.55% in 2020.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income
Taxable equivalent net interest income decreased by $1.5 million to $37.7 million in the second quarter of 2020 compared to the same period in 2019.  The net interest spread was down 26 basis points to 2.69% in the second quarter of 2020 compared to the same period in 2019. As previously noted, the net interest margin was down 30 basis points to 2.81% for the second quarter of 2020 compared to the same period in 2019.

Taxable equivalent net interest income decreased by $2.7 million to $76.2 million in the first six-months of 2020 compared to the same period in 2019.  The net interest spread was down 23 basis points to 2.80% in the first six-months of 2020 compared to the same period in 2019.  Net interest margin was down 24 basis points to 2.93% for the first six‑months of 2020 compared to the same period in 2019.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.    As of June 30, 2020, there were no pandemic related deferrals that have been recorded as NPLs or troubled debt restructurings (“TDRs”).

Index
The following describes the nonperforming assets of TrustCo as of June 30, 2020:

Nonperforming loans and foreclosed real estate: Total NPLs were $21.9 million at June 30, 2020, compared to $20.9 million at December 31, 2019 and $22.1 million at June 30, 2019.  There were $21.9 million of non-accrual loans at June 30, 2020 compared to $20.8 million at December 31, 2019 and $22.1 million at June 30, 2019.  There were no loans at June 30, 2020 and 2019 and December 31, 2019 that were past due 90 days or more and still accruing interest.

At June 30, 2020, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $21.9 million at June 30, 2020, $21.3 million were residential real estate loans, $571 thousand were commercial loans and mortgages and $6 thousand were installment loans, compared to $20.0 million, $816 thousand and $3 thousand, respectively, at December 31, 2019.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $27 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2020 compared to net recoveries $79 thousand for the second quarter of 2019.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its branch franchise area.  At June 30, 2020, 73.2% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 26.8% were in Florida.  Those figures compare to 74.4% and 25.6%, respectively, at December 31, 2019.

Index
Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of June 30, 2020, 5.1% were to Florida borrowers, compared to 94.9% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2020, New York and surrounding areas experienced net chargeoffs of approximately $11 thousand.  There were no chargeoffs or recoveries in Florida for the second quarter of 2020.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2020, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a TDR, as impaired loans.  There were $1.0 million of commercial mortgages and commercial loans classified as impaired as of June 30, 2020 compared to $1.4 million at December 31, 2019.  There were $19.3 million of impaired residential loans at June 30, 2020 and $19.5 million at December 31, 2019.  The average balances of all impaired loans were $20.6 million for the six months of 2020 and $21.0 million for the full year 2019.

As of June 30, 2020 and December 31, 2019, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At June 30, 2020 there was $830 thousand of foreclosed real estate compared to $1.6 million at December 31, 2019.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.
(dollars in thousands)	As of June 30, 2020		As of December 31, 2019
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$4,167	5.12%	$3,805	4.47%
Real estate - construction	314	0.65%	311	0.70%
Real estate mortgage - 1 to 4 family	39,349	87.90%	35,632	87.96%
Home equity lines of credit	3,810	6.09%	3,999	6.60%
Installment Loans	504	0.24%	570	0.27%
	$48,144	100.00%	$44,317	100.00%

At June 30, 2020, the allowance for loan losses was $48.1 million, compared to $44.4 million at June 30, 2019 and $44.3 million at December 31, 2019.  The allowance represents 1.15% of the loan portfolio as of June 30, 2020 compared to 1.14% at June 30, 2019 and 1.09% at December 31, 2019.

The provision for loan losses was $2 million for the quarter ended June 30, 2020 and a credit of $341 thousand for the quarter ended June 30, 2019.  The increase is primarily driven by the uncertainty in the current economic environment resulting from COVID-19.  Net chargeoffs for the three-month period ended June 30, 2020 were $11 thousand compared to net recoveries of $35 thousand for the prior year period.

Index
During the second quarter of 2020, there were $6 thousand of commercial loan net recoveries, $27 thousand of net residential mortgage recoveries offset by $44 thousand of consumer loan chargeoffs, compared with $1 thousand of net commercial loan recoveries, $54 thousand of residential mortgage recoveries, and $45 thousand of consumer loan chargeoffs for the same period prior year.

In determining the adequacy of the allowance for loan losses, management reviews the current nonperforming loan portfolio as well as loans that are past due and not yet categorized as nonperforming for reporting purposes.  Also, there are a number of other factors that are taken into consideration, including:

•	The magnitude and nature of recent loan chargeoffs and recoveries;
•	The growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories;
•	The economic environment in the Upstate New York and Florida territories over the last several years, as well as in the Company’s other market areas; and
•	The economic environment as a result of the global pandemic.

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

Index
Using this model, the fair value of capital projections as of June 30, 2020 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2020. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of June 30, 2020	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	17.40%
+300 BP	17.60
+200 BP	17.70
+100 BP	18.00
Current rates	17.30
-100 BP	13.30

Noninterest Income
Total noninterest income for the second quarter of 2019 was $3.4 million compared to $4.9 million for the same period in the prior year.  Financial services income was down $315 thousand to $1.4 million in the second quarter of 2020 as compared to the year-ago period, primarily as a result of lower asset market values under management.  Fees for services to customers were down $804 thousand over the same period in the prior year, primarily as a result of less overdraft fees.   The fair value of assets under management was $880 million at June 30, 2020, $927.5 million as of December 31, 2019, and $886 million at June 30, 2019.

For the six months ended June 30, 2020 total noninterest income was $8.8 million, down $791 thousand compared to the prior year period.   The decrease is also primarily the result of less financial services income as a result of lower asset market values under management, less fees for services to customers which is also driven by lower overdraft fees due to higher deposit balances, and a gain on the sale of the credit card portfolio in the second quarter of 2019, partially offset by a net gain on securities transactions.

Noninterest Expenses
Total noninterest expenses were $23.9 million for the three-months ended June 30, 2020, compared to $24.9 million for the three-months ended June 30, 2019.  Significant changes included a $379 thousand increase in net occupancy expense, offset by a $103 thousand decrease in equipment expense, a $386 thousand decrease in professional services, a $177 thousand decrease in advertising expense, a $242 thousand decrease in net other real estate (income) expense, and a $389 thousand decrease in other expenses.  Full time equivalent headcount was 858 as of June 30, 2019, 814 as of December 31, 2019, and 806 as of June 30, 2020.  The decrease in FTE’s in the period presented was not due to the effects of the pandemic.  The Company constantly hires qualified candidates and from time-to-time experiences fluctuations in head count.

Index
Total noninterest expenses were $48.2 million for the six-months ended June 30, 2020, compared to $49.8 million for the six-months ended June 30, 2019.  Significant changes included an increase of $518 thousand in net occupancy expense, offset by a $203 thousand decrease in equipment expense, a $555 thousand decrease in professional services, a $474 thousand decrease in advertising expense, a decrease of $343 thousand in FDIC and other insurance, and a decrease of $497 thousand in other expenses.  The overall decrease is primarily as result of the Company’s continued efforts to control costs.

Income Taxes
In the second quarter of 2020, TrustCo recognized income tax expense of $3.9 million compared to $4.9 million for the second quarter of 2019.  The effective tax rates were 25.8% and 25.0% for the second quarters of 2020 and 2019, respectively.  For the first six-months, income taxes were $8.2 million and $9.5 million in 2020 and 2019, respectively. The effective tax rates were 25.1% and 24.6% of 2020 and 2019, respectively.

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

Total shareholders’ equity at June 30, 2020 was $553.4 million compared to $515.6 million at June 30, 2019. TrustCo declared a dividend of $0.068125 per share in the second quarter of 2020.  This results in a dividend payout ratio of 58.37% based on second quarter 2020 earnings of $11.3 million.

Index
The Bank and the Company reported the following capital ratios as of June 30, 2020 and December 31, 2019:

(Bank Only)	As of June 30, 2020		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	527,145	9.603%	5.000%	4.000%
Common equity tier 1 capital	527,145	18.320	6.500	7.000
Tier 1 risk-based capital	527,145	18.320	8.000	8.500
Total risk-based capital	563,265	19.576	10.000	10.500

	As of December 31, 2019		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$516,775	9.940%	5.000%	4.000%
Common equity tier 1 capital	516,775	18.412	6.500	7.000
Tier 1 risk-based capital	516,775	18.412	8.000	8.500
Total risk-based capital	551,975	19.666	10.000	10.500

(Consolidated)
	As of June 30, 2020		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$540,932	9.852%	4.000%
Common equity tier 1 capital	540,932	18.794	7.000
Tier 1 risk-based capital	540,932	18.794	8.500
Total risk-based capital	577,061	20.050	10.500

	As of December 31, 2019		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$533,243	10.254%	4.000%
Common equity Tier 1 capital	533,243	18.988	7.000
Tier 1 risk-based capital	533,243	18.988	8.500
Total risk-based capital	568,463	20.242	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The June 30, 2020 and December 31, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at June 30, 2020, the consolidated equity to total assets ratio was 9.75%, compared to 10.43% at December 31, 2019 and 9.86% at June 30, 2019.

Index
Both TrustCo and Trustco Bank are subject to regulatory capital requirements. On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk-based capital requirements and, for the first time, subjected the Company to consolidated regulatory capital requirements. Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements. In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses. The new rule was phased-in over several years and is fully in effect in 2020.

As of June 30, 2020, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current and also fully phased-in capital conservation buffer is taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At June 30, 2020 and 2019, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 58.37% of net income for the second quarter of 2020 and 44.94% of net income for the second quarter of 2019. The per-share dividend paid in the second quarter of 2020 and 2019 was $0.068125.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 11,192 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

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

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations.  Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $8.2 million in 2020 and ($5.0) million in 2019.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended June 30, 2020			Three months ended June 30, 2019

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/	Variance Balance Change	Variance Rate Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$23,291	106	1.83%	$160,197	821	2.05%	$(715)	(635)	(80)
Mortgage backed securities and collateralized mortgage obligations-residential	333,122	1,527	1.83%	342,678	2,152	2.51%	(625)	(58)	(567)
State and political subdivisions	110	2	7.90%	168	4	9.52%	(2)	(1)	(1)
Corporate bonds	51,494	488	3.79%	33,793	272	3.22%	216	161	55
Small Business Administration-guaranteed participation securities	45,260	229	2.03%	54,254	289	2.13%	(60)	(47)	(13)
Other	685	5	2.92%	686	5	2.92%	-	-	-

Total securities available for sale	453,962	2,357	2.08%	591,776	3,543	2.39%	(1,186)	(580)	(606)

Federal funds sold and other short-term Investments	727,006	193	0.11%	545,724	3,282	2.41%	(3,089)	5,684	(8,773)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	17,199	162	3.75%	21,155	209	3.95%	(47)	(37)	(10)

Total held to maturity securities	17,199	162	3.75%	21,155	209	3.95%	(47)	(37)	(10)

Federal Reserve Bank and Federal Home Loan Bank stock	9,332	192	8.23%	9,173	199	8.68%	(7)	19	(26)

Commercial loans	223,002	2,610	4.68%	189,870	2,546	5.36%	64	1,532	(1,468)
Residential mortgage loans	3,653,342	36,365	3.98%	3,396,149	35,179	4.14%	1,186	7,981	(6,795)
Home equity lines of credit	260,029	2,515	3.89%	279,622	3,503	5.01%	(988)	(236)	(752)
Installment loans	10,044	175	7.02%	10,310	204	7.91%	(29)	(5)	(24)

Loans, net of unearned income	4,146,417	41,665	4.02%	3,875,951	41,432	4.28%	233	9,272	(9,039)

Total interest earning assets	5,353,916	44,569	3.33%	5,043,779	48,665	3.86%	(4,096)	14,358	(18,454)

Allowance for loan losses	(46,832)			(44,841)
Cash & non-interest earning assets	195,815			177,019

Total assets	$5,502,899			$5,175,957

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$953,299	26	0.01%	$879,732	94	0.04%	(68)	46	(114)
Money market accounts	641,593	862	0.54%	553,708	1,119	0.81%	(257)	882	(1,139)
Savings	1,167,844	166	0.06%	1,138,107	367	0.13%	(201)	64	(265)
Time deposits	1,392,136	5,599	1.62%	1,437,097	7,512	2.09%	(1,913)	(234)	(1,679)

Total interest bearing deposits	4,154,872	6,653	0.64%	4,008,644	9,092	0.91%	(2,439)	758	(3,197)
Short-term borrowings	172,834	235	0.55%	162,690	381	0.94%	(146)	147	(293)

Total interest bearing liabilities	4,327,706	6,888	0.64%	4,171,334	9,473	0.91%	(2,585)	905	(3,490)

Demand deposits	548,178			418,215
Other liabilities	75,603			79,056
Shareholders' equity	551,412			507,352

Total liabilities and shareholders' equity	$5,502,899			$5,175,957

Net interest income , tax equivalent		37,681			39,192		$(1,511)	13,453	(14,964)

Net interest spread			2.69%			2.95%

Net interest margin (net interest income to total interest earning assets)			2.81%			3.11%

Tax equivalent adjustment		-			(1)

Net interest income		37,681			39,191

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $6.6 million in 2020 and ($7.1) million in 2019.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Six months ended June 30, 2020			Six months ended June 30, 2019

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/	Variance Balance Change	Variance Rate Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$57,830	527	1.82%	$157,244	1,604	2.04%	$(1,077)	(920)	(157)
Mortgage backed securities and collateralized mortgage obligations-residential	352,445	3,640	2.07%	308,034	3,707	2.41%	(67)	1,025	(1,092)
State and political subdivisions	112	4	7.74%	168	6	7.14%	(2)	(3)	1
Corporate bonds	39,913	726	3.64%	30,347	480	3.16%	246	166	80
Small Business Administration-guaranteed participation securities	46,339	474	2.05%	55,648	586	2.11%	(112)	(96)	(16)
Other	685	11	3.21%	685	10	2.92%	1	-	1

Total securities available for sale	497,324	5,382	2.16%	552,126	6,393	2.32%	(1,011)	172	(1,183)

Federal funds sold and other short-term Investments	569,541	1,460	0.52%	524,468	6,291	2.40%	(4,831)	1,472	(6,303)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	17,671	337	3.81%	21,594	426	3.95%	(89)	(74)	(15)

Total held to maturity securities	17,671	337	3.81%	21,594	426	3.95%	(89)	(74)	(15)

Federal Reserve Bank and Federal Home Loan Bank stock	9,258	274	5.92%	9,064	284	6.27%	(10)	15	(25)

Commercial loans	210,524	5,152	4.89%	191,793	5,129	5.35%	23	951	(928)
Residential mortgage loans	3,627,535	72,826	4.02%	3,385,628	70,043	4.14%	2,783	7,760	(4,977)
Home equity lines of credit	262,745	5,383	4.12%	282,892	7,040	4.98%	(1,657)	(484)	(1,173)
Installment loans	10,380	367	7.11%	11,099	473	8.52%	(106)	(30)	(76)

Loans, net of unearned income	4,111,184	83,728	4.08%	3,871,412	82,685	4.27%	1,043	8,198	(7,155)

Total interest earning assets	5,204,978	91,181	3.51%	4,978,664	96,079	3.86%	(4,898)	9,783	(14,681)

Allowance for loan losses	(45,676)			(44,894)
Cash & non-interest earning assets	194,718			176,518

Total assets	$5,354,020			$5,110,288

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$912,226	42	0.01%	$880,101	215	0.05%	(173)	23	(196)
Money market accounts	627,897	1,958	0.63%	535,950	1,945	0.73%	13	603	(590)
Savings	1,142,201	399	0.07%	1,149,064	744	0.13%	(345)	(4)	(341)
Time deposits	1,381,025	11,990	1.75%	1,395,361	13,488	1.93%	(1,498)	(149)	(1,349)

Total interest bearing deposits	4,063,349	14,389	0.71%	3,960,476	16,392	0.83%	(2,003)	473	(2,476)
Short-term borrowings	163,251	557	0.69%	160,893	762	0.95%	(205)	32	(237)

Total interest bearing liabilities	4,226,600	14,946	0.71%	4,121,369	17,154	0.83%	(2,208)	505	(2,713)

Demand deposits	503,327			407,926
Other liabilities	77,303			79,814
Shareholders' equity	546,790			501,179

Total liabilities and shareholders' equity	$5,354,020			$5,110,288

Net interest income , tax equivalent		76,235			78,925		$(2,690)	9,278	(11,968)

Net interest spread			2.80%			3.03%

Net interest margin (net interest income to total interest earning assets)			2.93%			3.17%

Tax equivalent adjustment		(1)			(2)

Net interest income		76,234			78,923

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2019, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month month periods ended June 30, 2020 and 2019, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2020, the Company had an average balance of Federal Funds sold and other short-term investments of $727.0 million compared to $545.7million in the second quarter of 2019.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors as previously disclosed in response to Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or in response to Item 1A to Part II of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended June 30, 2020:

Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2020 through April 30, 2020	-	N/A	-	-
May 1, 2020 through May 31, 2020	-	N/A	-	-
June 1, 2020 through June 30, 2020	-	N/A	-	-
Total	-	N/A	-	511,000

(1)
On June 7, 2019, the Company announced that its board of directors approved a stock repurchase program under which the Company was authorized to repurchase over the following twelve months up to 1,000,000 shares of Company common stock, or approximately 1% of its outstanding shares.  The Company commenced repurchases under the program during the quarter ended March 31, 2020.  On April 16, 2020, the Company announced that it had chosen to suspend the repurchase program.

Index
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibit

Index

Reg S-K (Item 601)
Exhibit No.	Description

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

Date: August 6, 2020