Form 10-Q
period 2020-09-30
TRUSTCO BANK CORP N Y
filed 2020-11-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2020
$1 Par Value	96,432,657

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Interest and dividend income:
Interest and fees on loans	$41,330	41,923	125,058	124,608
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	14	996	541	2,600
State and political subdivisions	1	2	4	6
Mortgage-backed securities and collateralized mortgage obligations - residential	1,319	2,178	4,959	5,885
Corporate bonds	646	321	1,372	801
Small Business Administration-guaranteed participation securities	216	282	690	868
Other securities	5	6	16	16
Total interest and dividends on securities available for sale	2,201	3,785	7,582	10,176

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	138	187	475	613
Total interest on held to maturity securities	138	187	475	613

Federal Reserve Bank and Federal Home Loan Bank stock	77	81	351	365
Interest on federal funds sold and other short-term investments	242	2,552	1,702	8,843
Total interest income	43,988	48,528	135,168	144,605

Interest expense:
Interest on deposits:
Interest-bearing checking	55	52	97	267
Savings accounts	161	323	560	1,067
Money market deposit accounts	637	1,177	2,595	3,122
Time deposits	4,749	7,974	16,739	21,462
Interest on short-term borrowings	221	359	778	1,121
Total interest expense	5,823	9,885	20,769	27,039

Net interest income	38,165	38,643	114,399	117,566
Provision (Credit) for loan losses	1,000	-	5,000	(41)
Net interest income after provision for loan losses	37,165	38,643	109,399	117,607

Noninterest income:
Trustco financial services income	1,784	1,517	4,752	4,933
Fees for services to customers	2,292	2,602	6,414	7,733
Net gain on securities transactions	-	-	1,155	-
Other	265	806	780	1,810
Total noninterest income	4,341	4,925	13,101	14,476

Noninterest expenses:
Salaries and employee benefits	10,899	11,725	33,920	34,887
Net occupancy expense	4,277	4,094	12,968	12,267
Equipment expense	1,607	1,689	5,015	5,300
Professional services	1,311	1,507	3,974	4,725
Outsourced services	1,875	1,875	5,825	5,675
Advertising expense	305	494	1,394	2,057
FDIC and other insurance	660	282	1,563	1,528
Other real estate (income) expense, net	(115)	33	47	219
Other	1,855	2,371	6,168	7,181
Total noninterest expenses	22,674	24,070	70,874	73,839

Income before taxes	18,832	19,498	51,626	58,244
Income taxes	4,761	4,790	12,988	14,311

Net income	$14,071	14,708	$38,638	43,933

Net income per share:
- Basic	$0.146	0.152	$0.400	0.454

- Diluted	$0.146	0.152	$0.400	0.453

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income	$14,071	14,708	38,638	43,933

Net unrealized holding (loss) gain on securities available for sale	(267)	2,418	11,392	14,185
Reclassification adjustments for net gain recognized in income	-	-	(1,155)	-
Tax effect	69	(628)	(2,660)	(3,686)

Net unrealized (loss) gain on securities available for sale, net of tax	(198)	1,790	7,577	10,499

Amortization of net actuarial gain	(222)	(35)	(531)	(103)
Amortization of prior service credit	(49)	(83)	(147)	(250)
Tax effect	70	31	177	92
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(201)	(87)	(501)	(261)

Other comprehensive (loss) income, net of tax	(399)	1,703	7,076	10,238
Comprehensive income	$13,672	16,411	45,714	54,171

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS:

Cash and due from banks	$47,703	48,198

Federal funds sold and other short term investments	908,616	408,648
Total cash and cash equivalents	956,319	456,846

Securities available for sale	454,743	573,823

Held to maturity securities (fair value 2020 $16,343; 2019 $19,680)	15,094	18,618

Federal Reserve Bank and Federal Home Loan Bank stock	5,506	9,183

Loans, net of deferred net costs	4,214,555	4,062,196
Less:
Allowance for loan losses	49,123	44,317
Net loans	4,165,432	4,017,879

Bank premises and equipment, net	34,417	34,622
Operating lease right-of-use assets	47,174	51,475
Other assets	57,244	58,876

Total assets	$5,735,929	5,221,322

LIABILITIES:
Deposits:
Demand	$635,345	463,858
Interest-bearing checking	1,024,290	875,672
Savings accounts	1,235,259	1,113,146
Money market deposit accounts	699,132	599,163
Time deposits	1,305,024	1,398,177
Total deposits	4,899,050	4,450,016

Short-term borrowings	193,455	148,666
Operating lease liabilities	52,125	56,553
Accrued expenses and other liabilities	30,771	27,830

Total liabilities	5,175,401	4,683,065

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 100,204,832 and 100,204,832 shares issued at September 30, 2020 and December 31, 2019, respectively	100,205	100,205
Surplus	176,441	176,427
Undivided profits	306,741	288,067
Accumulated other comprehensive income, net of tax	11,537	4,461
Treasury stock at cost - 3,772,175 and 3,283,175 shares at September 30, 2020 and December 31, 2019, respectively	(34,396)	(30,903)

Total shareholders' equity	560,528	538,257

Total liabilities and shareholders' equity	$5,735,929	5,221,322

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total

Beginning balance, January 1, 2019	$100,175	176,710	256,397	(10,309)	(33,102)	489,871
Net income	-	-	14,558	-	-	14,558
Other comprehensive income, net of tax	-	-	-	3,298	-	3,298
Stock options exercised (5,100 shares)	5	30	-	-	-	35
Cash dividend declared, $0.068125 per share	-	-	(6,591)	-	-	(6,591)
Purchase of treasury stock (4,131 shares)	-	-	-	-	(35)	(35)
Sale of treasury stock (86,297 shares)	-	(218)	-	-	812	594
Stock based compensation expense	-	(12)	-	-	-	(12)

Ending balance, March 31, 2019	$100,180	176,510	264,364	(7,011)	(32,325)	501,718
Net income	-	-	14,667	-	-	14,667
Other comprehensive income, net of tax	-	-	-	5,237	-	5,237
Cash dividend declared, $0.068125 per share	-	-	(6,598)	-	-	(6,598)
Sale of treasury stock (76,443 shares)	-	(120)	-	-	720	600
Stock based compensation expense	-	6	-	-	-	6

Ending balance, June 30, 2019	$100,180	176,396	272,433	(1,774)	(31,605)	515,630
Net income	-	-	14,708	-	-	14,708
Other comprehensive income, net of tax	-	-	-	1,703	-	1,703
Cash dividend declared, $0.068125 per share	-	-	(6,599)	-	-	(6,599)
Stock options exercised (19,850 shares)	20	98	-	-	-	118
Sale of treasury stock (74,656 shares)	-	(105)	-	-	702	597
Stock based compensation expense	-	6	-	-	-	6

Ending balance, September 30, 2019	$100,200	176,395	280,542	(71)	(30,903)	526,163

Beginning balance, January 1, 2020	$100,205	176,427	288,067	4,461	(30,903)	538,257
Net income	-	-	13,313	-	-	13,313
Other comprehensive income, net of tax	-	-	-	6,931	-	6,931
Cash dividend declared, $0.068125 per share	-	-	(6,827)	-	-	(6,827)
Purchase of treasury stock (489,000 shares)	-	-	-	-	(3,493)	(3,493)
Stock based compensation expense	-	4	-	-	-	4

Ending balance, March 31, 2020	$100,205	176,431	294,553	11,392	(34,396)	548,185
Net income	-	-	11,254	-	-	11,254
Other comprehensive income, net of tax	-	-	-	544	-	544
Cash dividend declared, $0.068125 per share	-	-	(6,568)	-	-	(6,568)
Stock based compensation expense	-	6	-	-	-	6

Ending balance, June 30, 2020	$100,205	176,437	299,239	11,936	(34,396)	553,421
Net income	-	-	14,071	-	-	14,071
Other comprehensive income, net of tax	-	-	-	(399)	-	(399)
Cash dividend declared, $0.068125 per share	-	-	(6,569)	-	-	(6,569)
Stock based compensation expense	-	4	-	-	-	4

Ending balance, September 30, 2020	$100,205	176,441	306,741	11,537	(34,396)	560,528

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2020	2019

Cash flows from operating activities:
Net income	$38,638	43,933

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,003	2,958
Amortization of right-of-use asset	4,588	4,420
Net gain on sale of other real estate owned	(332)	(686)
Writedown of other real estate owned	120	294
Provision (credit) for loan losses	5,000	(41)
Deferred tax (benefit) expense	(1,199)	844
Net amortization of securities	2,703	2,128
Stock based compensation expense	14	-
Net gain on sale of bank premises and equipment	-	(3)
Net gain on sales of securities	(1,155)	-
Decrease in taxes receivable	570	1,903
Increase in interest receivable	(180)	(397)
(Decrease) increase in interest payable	(682)	510
Increase in other assets	(1,201)	(2,669)
Decrease in operating lease liabilities	(4,715)	(4,489)
Increase in accrued expenses and other liabilities	2,734	1,066
Total adjustments	9,268	5,838
Net cash provided by operating activities	47,906	49,771

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	226,886	101,306
Proceeds from calls and maturities of held to maturity securities	3,398	2,665
Purchases of securities available for sale	(103,991)	(260,466)
Proceeds from maturities of securities available for sale	5,000	10,052
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(380)	(230)
Proceeds from redemption of Federal Reserve Bank stock	4,057	-
Net increase in loans	(152,987)	(115,120)
Proceeds from dispositions of other real estate owned	1,802	3,159
Proceeds from dispositions of bank premises and equipment	-	3
Purchases of bank premises and equipment	(2,798)	(2,432)
Net cash used in investing activities	(19,013)	(261,063)

Cash flows from financing activities:
Net increase in deposits	449,034	186,920
Net increase (decrease) in short-term borrowings	44,789	(10,798)
Proceeds from exercise of stock options	-	153
Proceeds from sale of treasury stock	-	1,791
Purchases of treasury stock	(3,493)	(35)
Dividends paid	(19,750)	(19,771)
Net cash provided by financing activities	470,580	158,260
Net increase (decrease) in cash and cash equivalents	499,473	(53,032)
Cash and cash equivalents at beginning of period	456,846	503,709
Cash and cash equivalents at end of period	$956,319	450,677

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$21,451	26,529
Income taxes paid	12,274	12,263
Other non cash items:
Transfer of loans to other real estate owned	434	3,501
Increase in dividends payable	214	17
Change in unrealized gain on securities available for sale-gross of deferred taxes	10,237	14,185
Change in deferred tax effect on unrealized gain on securities available for sale	(2,660)	(3,686)
Amortization of net actuarial gain and prior service credit on pension and postretirement plans	(678)	(353)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	177	92

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s principal subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2020 is not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019, and the cash flows for the nine months ended September 30, 2020 and 2019.  The accompanying Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.  The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).

A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2020 and 2019 is as follows:

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Net income	$14,071	14,708	$38,638	43,933
Weighted average common shares	96,433	96,907	96,531	96,825
Stock Options	4	70	14	72
Weighted average common shares including potential dilutive shares	96,437	96,977	96,545	96,897

Basic EPS	$0.146	0.152	$0.400	0.454

Diluted EPS	$0.146	0.152	$0.400	0.453

For the three and nine months ended September 30, 2020 and 2019 the weighted average antidilutive stock options excluded from dilutive earnings were approximately 452 thousand and -0-, respectively. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three and nine months ended September 30, 2020 and 2019 for its pension and other postretirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019

Service cost	$9	10	15	17
Interest cost	269	311	40	60
Expected return on plan assets	(755)	(702)	(296)	(248)
Amortization of net loss (gain)	(5)	14	(217)	(49)
Amortization of prior service credit	-	-	(49)	(83)
Net periodic benefit	$(482)	(367)	(507)	(303)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2020	2019	2020	2019

Service cost	$28	31	55	49
Interest cost	807	933	152	180
Expected return on plan assets	(2,265)	(2,108)	(887)	(743)
Amortization of net loss (gain)	-	44	(531)	(147)
Amortization of prior service credit	-	-	(147)	(250)
Net periodic benefit	$(1,430)	(1,100)	(1,358)	(911)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2020.  As of September 30, 2020, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	September 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$30,000	3	7	29,996
State and political subdivisions	110	1	-	111
Mortgage backed securities and collateralized mortgage obligations - residential	301,490	8,369	91	309,768
Corporate bonds	69,231	1,048	166	70,113
Small Business Administration - guaranteed participation securities	42,599	1,471	-	44,070
Other	685	-	-	685

Total Securities Available for Sale	$444,115	10,892	264	454,743

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$104,895	36	419	104,512
State and political subdivisions	160	2	-	162
Mortgage backed securities and collateralized mortgage obligations - residential	388,537	2,406	1,426	389,517
Corporate bonds	30,164	367	95	30,436
Small Business Administration - guaranteed participation securities	48,991	-	480	48,511
Other	685	-	-	685

Total securities available for sale	$573,432	2,811	2,420	573,823

The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2020, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$18,563	18,747
Due in one year through five years	81,445	82,140
Due after five years through ten years	18	18
Mortgage backed securities and collateralized mortgage obligations - residential	301,490	309,768
Small Business Administration - guaranteed participation securities	42,599	44,070
	$444,115	454,743

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$9,993	7	-	-	9,993	7
Mortgage backed securities and collateralized mortgage obligations - residential	20,096	91	-	-	20,096	91
Corporate bonds	15,723	103	4,937	63	20,660	166

Total	$45,812	201	4,937	63	50,749	264

	December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$19,820	180	74,656	239	94,476	419
Mortgage backed securities and collateralized mortgage obligations - residential	67,322	446	169,169	980	236,491	1,426
Corporate bonds	4,905	95	-	-	4,905	95
Small Business Administration - guaranteed participation securities	48,510	480	-	-	48,510	480

Total	$140,557	1,201	243,825	1,219	384,382	2,420

The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three months ended September 30,
(dollars in thousands)	2020	2019

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	43,052	56,856
Proceeds from maturities	-	-
Gross realized losses	-	-

	Nine months ended September 30,
(dollars in thousands)	2020	2019

Proceeds from sales	$29,219	$-
Proceeds from calls/paydowns	197,667	101,306
Proceeds from maturities	5,000	10,052
Gross realized gains	1,155	-

The current interest rate environment has significantly contributed to more bonds being called. There were no transfers of securities available for sale during the three and nine months ended September 30, 2020 and 2019.

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2020
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$15,094	1,249	-	16,343

Total held to maturity	$15,094	1,249	-	16,343

	December 31, 2019
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$18,618	1,062	-	19,680

Total held to maturity	$18,618	1,062	-	19,680

The following table distributes the debt securities included in the held to maturity portfolio as of  September 30, 2020, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$15,094	16,343
	$15,094	16,343

All held to maturity securities are held at cost on the financial statements.  There were no gross unrecognized losses on held to maturity securities as of September 30, 2020 and December 31, 2019.

There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2020 and 2019.
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

As of September 30, 2020, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises: In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020.

Mortgage backed securities and collateralized mortgage obligations – residential:  At September 30, 2020, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at September 30, 2020.

Corporate Bonds:  At September 30, 2020, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2020.

Index
(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$152,994	18,579	171,573
Other	59,886	204	60,090
Real estate mortgage - 1 to 4 family:
First mortgages	2,580,577	1,065,903	3,646,480
Home equity loans	62,595	15,671	78,266
Home equity lines of credit	200,605	47,715	248,320
Installment	7,997	1,829	9,826
Total loans, net	$3,064,654	$1,149,901	4,214,555
Less: Allowance for loan losses			49,123
Net loans			$4,165,432

	December 31, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$162,186	17,752	179,938
Other	19,326	235	19,561
Real estate mortgage - 1 to 4 family:
First mortgages	2,541,440	953,995	3,495,435
Home equity loans	69,791	18,548	88,339
Home equity lines of credit	221,487	46,435	267,922
Installment	8,706	2,295	11,001
Total loans, net	$3,022,936	1,039,260	4,062,196
Less: Allowance for loan losses			44,317
Net loans			$4,017,879

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2020 and December 31, 2019, the Company had approximately $26.8 million and $28.5 million of real estate construction loans, respectively.  Of the $26.8 million in real estate construction loans at September 30, 2020, approximately $11.0 million are secured by first mortgages to residential borrowers while approximately $15.8 million were to commercial borrowers for residential construction projects.  Of the $28.5 million in real estate construction loans at December 31, 2019, approximately $10.7 million are secured by first mortgages to residential borrowers while approximately $17.8 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The following tables present the recorded investment in non-accrual loans by loan class:

	September 30, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$378	-	378
Other	113	-	113
Real estate mortgage - 1 to 4 family:
First mortgages	17,193	1,075	18,268
Home equity loans	90	47	137
Home equity lines of credit	2,694	132	2,826
Installment	49	-	49
Total non-accrual loans	20,517	1,254	21,771
Restructured real estate mortgages - 1 to 4 family	25	-	25
Total nonperforming loans	$20,542	1,254	21,796

	December 31, 2019
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$733	-	733
Other	83	-	83
Real estate mortgage - 1 to 4 family:
First mortgages	15,385	1,468	16,853
Home equity loans	218	48	266
Home equity lines of credit	2,804	98	2,902
Installment	3	-	3
Total non-accrual loans	19,226	1,614	20,840
Restructured real estate mortgages - 1 to 4 family	29	-	29
Total nonperforming loans	$19,255	1,614	20,869

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of September 30, 2020 and December 31, 2019, other real estate owned included $423 thousand and $1.6 million of residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $11.5 million and $8.7 million as of September 30, 2020 and December 31, 2019 respectively.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of September 30, 2020 and December 31, 2019:

	September 30, 2020
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	279	279	152,715	152,994
Other	-	-	113	113	59,773	59,886
Real estate mortgage - 1 to 4 family:
First mortgages	3,842	738	12,183	16,763	2,563,814	2,580,577
Home equity loans	147	4	49	200	62,395	62,595
Home equity lines of credit	722	33	1,236	1,991	198,614	200,605
Installment	46	15	49	110	7,887	7,997

Total	$4,757	790	13,909	19,456	3,045,198	3,064,654

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	18,579	18,579
Other	-	-	-	-	204	204
Real estate mortgage - 1 to 4 family:
First mortgages	636	-	718	1,354	1,064,549	1,065,903
Home equity loans	-	47	-	47	15,624	15,671
Home equity lines of credit	-	-	-	-	47,715	47,715
Installment	16	8	-	24	1,805	1,829

Total	$652	55	718	1,425	1,148,476	1,149,901

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	279	279	171,294	171,573
Other	-	-	113	113	59,977	60,090
Real estate mortgage - 1 to 4 family:
First mortgages	4,478	738	12,901	18,117	3,628,363	3,646,480
Home equity loans	147	51	49	247	78,019	78,266
Home equity lines of credit	722	33	1,236	1,991	246,329	248,320
Installment	62	23	49	134	9,692	9,826

Total	$5,409	845	14,627	20,881	4,193,674	4,214,555

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

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2020 and December 31, 2019, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended September 30, 2020
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,366	43,274	504	48,144
Loans charged off:
New York and other states*	-	64	21	85
Florida	-	-	-	-
Total loan chargeoffs	-	64	21	85

Recoveries of loans previously charged off:
New York and other states*	1	60	3	64
Florida	-	-	-	-
Total recoveries	1	60	3	64
Net loans (recoveries) charged off	(1)	4	18	21
(Credit) provision for loan losses	(100)	1,053	47	1,000
Balance at end of period	$4,267	44,323	533	49,123

	For the three months ended September 30, 2019
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,913	39,963	489	44,365
Loans charged off:
New York and other states*	13	147	16	176
Florida	-	-	16	16
Total loan chargeoffs	13	147	32	192

Recoveries of loans previously charged off:
New York and other states*	41	108	7	156
Florida	-	-	-	-
Total recoveries	41	108	7	156
Net loans (recoveries) charged off	(28)	39	25	36
(Credit) provision for loan losses	(70)	(18)	88	-
Balance at end of period	$3,871	39,906	552	44,329

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Nine months ended September 30, 2020
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,999	39,748	570	44,317
Loans charged off:
New York and other states*	3	277	77	357
Florida	-	-	19	19
Total loan chargeoffs	3	277	96	376

Recoveries of loans previously charged off:
New York and other states*	9	160	11	180
Florida	-	2	-	2
Total recoveries	9	162	11	182
Net loans charged off (recoveries)	(6)	115	85	194
Provision for loan losses	262	4,690	48	5,000
Balance at end of period	$4,267	44,323	533	49,123

	Nine months ended September 30, 2019
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,048	39,772	946	44,766
Loans charged off:
New York and other states*	20	744	94	858
Florida	-	29	47	76
Total loan chargeoffs	20	773	141	934

Recoveries of loans previously charged off:
New York and other states*	45	441	17	503
Florida	-	35	-	35
Total recoveries	45	476	17	538
Net loans charged off	(25)	297	124	396
(Credit) provision for loan losses	(202)	431	(270)	(41)
Balance at end of period	$3,871	$39,906	552	44,329

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,267	44,323	533	49,123

Total ending allowance balance	$4,267	44,323	533	49,123

Loans:
Individually evaluated for impairment	$1,084	20,648	-	21,732
Collectively evaluated for impairment	230,579	3,952,418	9,826	4,192,823

Total ending loans balance	$231,663	3,973,066	9,826	4,214,555

	December 31, 2019
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,999	39,748	570	44,317

Total ending allowance balance	$3,999	39,748	570	44,317

Loans:
Individually evaluated for impairment	$1,437	19,539	-	20,976
Collectively evaluated for impairment	198,062	3,832,157	11,001	4,041,220

Total ending loans balance	$199,499	3,851,696	11,001	4,062,196

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired.  TDR’s at September 30, 2020 and December 31, 2019 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of September 30, 2020 and December 31, 2019:

	September 30, 2020
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$839	1,062	-	1,121
Other	145	145	-	112
Real estate mortgage - 1 to 4 family:
First mortgages	14,895	15,282	-	14,062
Home equity loans	223	243	-	235
Home equity lines of credit	2,268	2,408	-	2,249

Total	$18,370	19,140	-	17,779

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$100		-	105
Other	-		-	-
Real estate mortgage - 1 to 4 family:
First mortgages	3,018	3,018	-	2,567
Home equity loans	-	-	-	13
Home equity lines of credit	244	244	-	245

Total	$3,362	3,262	-	2,930

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$939	1,062	-	1,226
Other	145	145	-	112
Real estate mortgage - 1 to 4 family:
First mortgages	17,913	18,300	-	16,629
Home equity loans	223	243	-	248
Home equity lines of credit	2,512	2,652	-	2,494

Total	$21,732	22,402	-	20,709

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

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.  Interest income recognized on impaired loans was not material during the three and nine months ended September 30, 2020 and 2019.

Index
As of September 30, 2020 and December 31, 2019 impaired loans included approximately $11.8 million and $11.1 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a chargeoff is taken at that time.  As a result, as of September 30, 2020 and December 31, 2019, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following tables present, by class, loans that were modified as TDR’s:

	Three months ended 9/30/2020			Three months ended 9/30/2019

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	1	$126	126	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	6	1,533	1,533	4	537	537
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	1	50	50	-	-	-

Total	8	$1,709	1,709	4	$537	537

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	5	509	509
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	5	$509	509

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Nine months ended 9/30/2020			Nine months ended 9/30/2019

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	1	$126	126	1	$127	127
Real estate mortgage - 1 to 4 family:
First mortgages	9	1,982	1,982	12	1,768	1,768
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	3	169	169	2	235	235

Total	13	$2,277	2,277	15	$2,130	2,130

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	589	589	5	509	509
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	4	$589	589	5	$509	509

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

The following tables present, by class, TDR’s that defaulted during the three and nine months ended September 30, 2020 and 2019 which had been modified within the last twelve months:

	Three months ended 9/30/2020		Three months ended 9/30/2019
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	3	264	-	-
Home equity lines of credit	1	19	-	-

Total	4	$283	-	$-

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	-	$-	-	$-

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Nine months ended 9/30/2020		Nine months ended 9/30/2019
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	4	459	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	1	19	-	-

Total	5	$478	-	$-

(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	-	$-	-	$-

* Includes New York, New Jersey, Vermont and Massachusetts.

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. Loan modifications and payment deferrals made pursuant to COVID 19 as of September 30, 2020 totaled approximately $7 million, which included $2 million of commercial loans and $5 million of residential loans. As of June 30, 2020 these amounts totaled approximately $190 million, which included $45 million of commercial loans and $145 million of residential loans. The reduction in loan deferrals represents loans that are now paying in accordance with their terms.  As of September 30, 2020, there was no material impact to delinquencies and non-accruals regarding the loans that came out of deferment.

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

As of September 30, 2020 and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2020

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$149,866	3,128	152,994
Other	59,404	482	59,886

	$209,270	3,610	212,880

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$18,005	574	18,579
Other	204	-	204

	$18,209	574	18,783

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$167,871	3,702	171,573
Other	59,608	482	60,090

	$227,479	4,184	231,663

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

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $849 thousand and $816 thousand at September 30, 2020 and December 31, 2019, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Company’s collection department and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of September 30, 2020 and December 31, 2019 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of September 30, 2020 and December 31, 2019 is presented in the non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises	$29,996	$-	$29,996	$-
State and political subdivisions	111	-	111	-
Mortgage backed securities and collateralized mortgage obligations - residential	309,768	-	309,768	-
Corporate bonds	70,113	-	70,113	-
Small Business Administration- guaranteed participation securities	44,070	-	44,070	-
Other securities	685	-	685	-

Total securities available for sale	$454,743	$-	$454,743	$-

	Fair Value Measurements at
	December 31, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$104,512	$-	$104,512	$-
State and political subdivisions	162	-	162	-
Mortgage backed securities and collateralized mortgage obligations - residential	389,517	-	389,517	-
Corporate bonds	30,436	-	30,436	-
Small Business Administration- guaranteed participation securities	48,511	-	48,511	-
Other securities	685	-	685	-

Total securities available for sale	$573,823	$-	$573,823	$-

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2020 and 2019.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$423	$-	$-	$423	Sales comparison approach	Adjustments for differences between comparable sales	1% - 9% (3%)

Impaired loans:
Real estate mortgage -1 to 4 family	509	-	-	509	Sales comparison approach	Adjustments for differences between comparable sales	1% - 11% (11%)

	Fair Value Measurements at
	December 31, 2019 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,579	$-	$-	$1,579	Sales comparison approach	Adjustments for differences between comparable sales	1% - 21% (2%)

Impaired loans:
Real estate mortgage -1 to 4 family	120	-	-	120	Sales comparison approach	Adjustments for differences between comparable sales	1% - 17% (9%)

Other real estate owned, that is carried at fair value less costs to sell, was approximately $423 thousand at September 30, 2020 and consisted of only residential real estate properties.  Valuation charges of $62 thousand and $120 thousand are included in earnings for the three months and nine months ended September 30, 2020, respectively.

Of the total impaired loans of $21.7 million at September 30, 2020, none are collateral dependent and carried at fair value measured on a non‑recurring basis.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values (represents exit price) of financial instruments, at September 30, 2020 and December 31, 2019 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2020 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$956,319	956,319	-	-	956,319
Securities available for sale	454,743	-	454,743	-	454,743
Held to maturity securities	15,094	-	16,343	-	16,343
Federal Home Loan Bank stock	5,506	N/A	N/A	N/A	N/A
Net loans	4,165,432	-	-	4,258,258	4,258,258
Accrued interest receivable	11,095	16	1,471	9,608	11,095
Financial liabilities:
Demand deposits	635,345	635,345	-	-	635,345
Interest bearing deposits	4,263,705	2,958,681	1,308,158	-	4,266,839
Short-term borrowings	193,455	-	193,455	-	193,455
Accrued interest payable	777	85	692	-	777

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2019 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$456,846	456,846	-	-	456,846
Securities available for sale	573,823	-	573,823	-	573,823
Held to maturity securities	18,618	-	19,680	-	19,680
Federal Reserve Bank and Federal
Home Loan Bank stock	9,183	N/A	N/A	N/A	N/A
Net loans	4,017,879	-	-	4,078,210	4,078,210
Accrued interest receivable	10,915	216	2,221	8,478	10,915
Financial liabilities:
Demand deposits	463,858	463,858	-	-	463,858
Interest bearing deposits	3,986,158	2,587,981	1,397,271	-	3,985,252
Short-term borrowings	148,666	-	148,666	-	148,666
Accrued interest payable	1,459	174	1,285	-	1,459

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 9/30/2020
(dollars in thousands)	Balance at 7/1/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2020	Balance at 9/30/2020

Net unrealized holding loss on securities available for sale, net of tax	$8,061	(198)	-	(198)	7,863
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(965)	-	(201)	(201)	(1,166)

Accumulated other comprehensive loss, net of tax	$11,936	(198)	(201)	(399)	11,537

	Three months ended 9/30/2019
(dollars in thousands)	Balance at 7/1/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2019	Balance at 9/30/2019

Net unrealized holding gain on securities available for sale, net of tax	$(1,707)	1,790	-	1,790	83
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(490)	-	(87)	(87)	(577)

Accumulated other comprehensive income (loss), net of tax	$(1,774)	1,790	(87)	1,703	(71)

	Nine months ended 9/30/2020
(dollars in thousands)	Balance at 1/1/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2020	Balance at 9/30/2020

Net unrealized holding gain on securities available for sale, net of tax	$286	8,432	(855)	7,577	7,863
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(665)	-	(501)	(501)	(1,166)

Accumulated other comprehensive loss, net of tax	$4,461	8,432	(1,356)	7,076	11,537

	Nine months ended 9/30/2019
(dollars in thousands)	Balance at 1/1/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2019	Balance at 9/30/2019

Net unrealized holding gain on securities available for sale, net of tax	$(10,416)	10,499	-	10,499	83
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	423	-	-	-	423
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(316)	-	(261)	(261)	(577)

Accumulated other comprehensive income (loss), net of tax	$(10,309)	10,499	(261)	10,238	(71)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019:

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019	Affected Line Item in Financial Statements
Net unrealized holding gain on securities available for sale
Realized gain on securities transactions	$-	-	$1,155	-	Net gain on securities transactions
Income tax effect	-	-	(300)	-	Income taxes
Net of tax	-	-	855	-

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain (loss)	$222	35	$531	103	Salaries and employee benefits
Amortization of prior service credit (cost)	49	83	147	250	Salaries and employee benefits
Income tax benefit	(70)	(31)	(177)	(92)	Income taxes
Net of tax	201	87	501	261

Total reclassifications, net of tax	$201	87	$1,356	261

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months and nine months ended September 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-interest income
Service Charges on Deposits
Overdraft fees	$595	$931	$1,920	$2,630
Other	348	124	1,159	343
Interchange Income	1,195	970	3,072	3,785
Net gain on securities transactions (a)	-	-	1,155	-
Wealth management fees	1,784	1,517	4,752	4,933
Other (a)	419	1,383	1,043	2,785

Total non-interest income	$4,341	$4,925	$13,101	$14,476

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2020 the Company did not have any leases with terms of twelve months or less.

Index
As of September 30, 2020 the Company does not have leases that have not yet commenced.   At September 30, 2020 lease expiration dates ranged from three months to 24.0 years and have a weighted average remaining lease term of 8.9 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Other information related to leases was as follows:

(dollars in thousands)	Three months ended September 30,
	2020	2019
Operating lease cost	$1,966	$2,007
Variable lease cost	369	497

Total Lease costs	$2,335	$2,504

(dollars in thousands)	Nine months ended September 30,
	2020	2019
Operating lease cost	$5,893	$5,828
Variable lease cost	1,524	1,472

Total Lease costs	$7,417	$7,300

(dollars in thousands)	Nine months ended September 30,
	2020	2019
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,022	$5,824

Right-of-use assets obtained in exchange for lease obligations:	$287	$54,038

Weighted average remaining lease term	8.9 years	9.4 years
Weighted average discount rate	3.25%	3.30%

Index
Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

(dollars in thousands)

Year ending December 31,
2020(a)	$2,020
2021	8,062
2022	7,561
2023	7,256
2024	7,128
Thereafter	28,551
Total lease payments	$60,578
Less: Interest	8,453

Present value of lease liabilities	$52,125

(a) Excluding the nine months ended September 30, 2020.

During the quarter ended September 30, 2020, the Board of Directors elected a new director that owns six commercial properties in which the Company leases branches from.  Total lease payments, which is included in the table above, owed at September 30, 2020 was $4.7 million, which includes $699 thousand of interest.

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

(dollars in thousands)

Year ending December 31,
2019(a)	$1,967
2020	7,820
2021	7,818
2022	7,300
2023	6,978
Thereafter	32,600
Total lease payments	$64,483
Less: Interest	9,752

Present value of lease liabilities	$54,731

(a) Excluding the nine months ended September 30, 2019.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and became fully phased in on January 1, 2019.  The capital rules include a capital conservation buffer that is designed to absorb losses during periods of economic stress and to require increased capital levels before capital distributions and certain other payments can be made.  Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The buffer was fully implemented at 2.5% as of January 1, 2019. As of September 30, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

Index
Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of September 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank and the Company reported the following capital ratios as of September 30, 2020 and December 31, 2019:

(Bank Only)
				Minimum for Capital Adequacy plus Capital Conservation
	As of September 30, 2020		Well

(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$533,874	9.329%	5.000%	4.000%
Common equity tier 1 capital	533,874	18.491	6.500	7.000
Tier 1 risk-based capital	533,874	18.491	8.000	8.500
Total risk-based capital	570,127	19.747	10.000	10.500

	As of December 31, 2019		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$516,775	9.940%	5.000%	4.000%
Common equity tier 1 capital	516,775	18.412	6.500	7.000
Tier 1 risk-based capital	516,775	18.412	8.000	8.500
Total risk-based capital	551,975	19.666	10.000	10.500

(Consolidated)	As of September 30, 2020		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$548,437	9.582%	4.000%
Common equity tier 1 capital	548,437	18.994	7.000
Tier 1 risk-based capital	548,437	18.994	8.500
Total risk-based capital	584,692	20.250	10.500

	As of December 31, 2019		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$533,243	10.254%	4.000%
Common equity Tier 1 capital	533,243	18.988	7.000
Tier 1 risk-based capital	533,243	18.988	8.500
Total risk-based capital	568,463	20.242	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2020 and December 31, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

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

(12) Risks and Uncertainties

Beginning in March 2020, the Company experienced negative impacts to its business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19. In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  At this time, it is difficult to quantify the impact COVID-19 will have on future periods. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s September 30, 2020 balance sheet and results of operations except for an increase in provision for loan losses and related allowance for loan losses.

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

As of September 30, 2020, the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios, as well as the ability of the Company and the Bank to pay dividends or make other distributions, could be adversely impacted by further credit losses.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  Loan Modifications and payment deferrals made pursuant to COVID 19 as of September 30, 2020 totaled approximately $7 million, which included $2 million of commercial loans and $5 million of residential loans.  As of June 30, 2020 these amounts totaled approximately $190 million, which included $45 million of commercial loans and $145 million of residential loans. The reduction in loan deferrals represents loans that are now paying in accordance with their terms. As of September 30, 2020, there was no material impact to delinquencies and non-accruals regarding the loans that came out of deferment.

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

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of September 30, 2020, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2020 and September 30, 2019 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2020 and September 30, 2019, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 6, 2020

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

In addition to factors described under Part II, Item 1A, Risk Factors, if any, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2019, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.  Such factors include:

•
The current pandemic related to COVID-19, causing TrustCo a decline in the demand for products and services; an increase in loan delinquencies; problem assets and foreclosures; a decline in collateral value; a work stoppage, forced quarantine, or other interruption or the unavailability of key employees; an increase in the allowance for loan losses; a reduction in wealth management revenues; an increase in Federal Deposit Insurance Corporation premiums; a reduction in the value of the securities portfolio; or a decline in the net worth and liquidity of loan guarantors;

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

Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three-month and nine‑month periods ended September 30, 2020 and 2019.

Index
Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three‑month and nine‑month periods ended September 30, 2020, with comparisons to the corresponding period in 2019, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2019 Annual Report to Shareholders on Form 10‑K, which was filed with the SEC on February 28, 2020, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

COVID-19 Impact
Beginning in March 2020, we experienced negative impacts to our business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19.  In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  At this time, it is difficult to quantify the impact COVID-19 will have on future periods.  The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s balance sheets and results of operations as of and for the first nine month of 2020, except for an increase in the provision for loan losses as a result of the increased risk inherent in the loan portfolio resulting from the pandemic.

The following is a description of the impact the COVID-19 global pandemic is having our business:

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020 and agreed with many borrowers to modify their loans. Modifications included the deferral of principal and/or interest payments for terms generally up to 90 days. Requests are evaluated individually and approved modifications are based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. At this time, it is uncertain what future impact loan modifications related to COVID-19 difficulties will have on our financial condition, results of operations and provision for loan losses. Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of troubled debt restructuring (“TDR”) classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.

Index
The following table shows the number of loans and the outstanding loan balances at the time the principal and interest deferrals were approved as of September 30, 2020 and June 30, 2020:

	September 30, 2020		June 30, 2020
(Dollars In Thousands)
New York and Other states*:	Number of loans	Outstanding loan balance	Number of loans	Outstanding loan balance
Commercial	5	$1,351	79	$39,630
Residential mortgage loans	13	2,780	441	94,028
Home equity line of credit	-	-	13	641
Installment loans	1	88	5	150
Total	19	$4,219	538	$134,449

Florida:	Number of loans	Outstanding loan balance	Number of loans	Outstanding loan balance
Commercial	1	$574	5	$5,392
Residential mortgage loans	10	2,387	205	49,745
Home equity line of credit	-	-	1	9
Installment loans	-	-	3	86
Total	11	$2,961	214	$55,232

Total:	Number of loans	Outstanding loan balance	Number of loans	Outstanding loan balance
Commercial	6	$1,925	84	$45,022
Residential mortgage loans	23	5,167	646	143,773
Home equity line of credit	-	-	14	650
Installment loans	1	88	8	236
Total	30	$7,180	752	$189,681
* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The commercial loans that were deferred included various types of businesses.  The following table shows the remaining commercial loans and the outstanding loan balances, by industry, at the time the principal and interest deferrals were approved as of September 30, 2020 and June 30, 2020:

	September 30, 2020		June 30, 2020
(Dollars In Thousands)
New York and Other states*	Number of loans	Outstanding loan balance	Number of loans	Outstanding loan balance
Fitness and Recreational Sports Centers	-	$-	7	$11,534
Lessors and Property Managers of Nonresidential Buildings	-	-	7	6,551
Lessors and Property Managers of Residential Buildings	-	-	31	9,818
Other various businesses	-	-	14	2,558
Lessors of Nonresidential Buildings - Self Storage Units	-	-	2	2,238
New Single-Family Housing Construction	-	-	3	1,921
Food Service	5	1,351	5	1,351
Retail	-	-	4	1,349
New Single-Family Housing Construction - Land Development	-	-	3	1,260
Commercial Construction	-	-	3	1,050
	5	$1,351	79	$39,630

Florida:	Number of loans	Outstanding loan balance	Number of loans	Outstanding loan balance
Fitness and Recreational Sports Centers	-	$-	-	$-
Lessors and Property Managers of Nonresidential Buildings	-	-	2	4,533
Lessors and Property Managers of Residential Buildings	-	-	1	46
Other various businesses	-	-	1	319
Lessors of Nonresidential Buildings - Self Storage Units	-	-	1	494
New Single-Family Housing Construction	-	-	-	-
Food Service	1	574	-	-
Retail	-	-	-	-
New Single-Family Housing Construction - Land Development	-	-	-	-
Commercial Construction	-	-	-	-
	1	$574	5	$5,392

Total:	Number of loans	Outstanding loan balance	Number of loans	Outstanding loan balance
Fitness and Recreational Sports Centers	-	$-	7	$11,534
Lessors and Property Managers of Nonresidential Buildings	-	-	9	11,084
Lessors and Property Managers of Residential Buildings	-	-	32	9,864
Other various businesses	-	-	15	2,877
Lessors of Nonresidential Buildings - Self Storage Units	-	-	3	2,732
New Single-Family Housing Construction	-	-	3	1,921
Food Service	6	1,925	5	1,351
Retail	-	-	4	1,349
New Single-Family Housing Construction - Land Development	-	-	3	1,260
Commercial Construction	-	-	3	1,050
	6	$1,925	84	$45,022

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Paycheck Protection Program (PPP) and Liquidity

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (SBA) was authorized to guarantee loans under the PPP through August 8, 2020 for small businesses that met the necessary eligibility requirements in order to keep their workers on the payroll. The Company began accepting applications on April 3, 2020.  As of September 30, 2020, 663 PPP loans totaling $45.7 million have been processed.  The Company received loan origination fees which are being recognized over the life of the loan using the effective yield method.

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

Asset impairment

At this time, we do not believe there exists any impairment to our goodwill, long-lived assets, right of use assets, held to maturity investment securities or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets.

Provision for loan losses

See “Allowance for Loan Losses” for more information.

Preventative measures

The Company has instituted preventative measures at branch and back office locations to protect the health of both the customers and our employees, including regular deep cleaning of facilities, adhering to CDC guidelines, and practicing “social distancing.”  These additional expenses did not have a material impact on the Company for the nine months ended September 30, 2020.

Federal Reserve Actions

The Federal Reserve Board has taken several actions to support the flow of credit to households and businesses.  Some of these pertinent actions include:

•	The establishment of the Commercial Paper Funding Facility, the Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility;
•	The expansion of central bank liquidity swap lines;

Index

•	Steps to enhance the availability and ease terms for borrowing at the discount window;
•	The elimination of reserve requirements;
•	Guidance encouraging banks to be flexible with customers experiencing financial challenges related to the COVID-19 and to utilize their liquidity and capital buffers in doing so;
•	expanding access to its Paycheck Protection Program Liquidity Facility (PPPLF) for additional SBA-qualified lenders;
•	Statements encouraging the use of daylight credit at the Federal Reserve.

Economic Overview
During the third quarter of 2020 financial markets continued to be influenced by the economic conditions that resulted from the COVID-19 pandemic. After a rebound in the second quarter, stocks continued to show strong gains in the third quarter, pushing the S&P 500 index and the Nasdaq Composite index to record highs in late August.  Credit markets continue to be driven by worldwide economic news, effects of COVID-19, and demand shifts.  The shape of the yield curve remained consistent during the quarter as compared to prior quarters. The 10-year Treasury bond averaged .65% during the third quarter compared to .69% in the second quarter of 2020, a decrease of 4 basis points, and the 2-year Treasury bond average rate decreased 5 basis points to .14%.  The spread between the 10-year and the 2-year Treasury bonds expanded slightly from 0.49% on average in the second quarter to 0.51% in the third quarter of 2020.  This spread had been depressed in recent years and compares to 2.42% during its most recent peak in the fourth quarter of 2013.  Steeper yield curves are generally favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates. The target Federal Funds rate remained flat at 0.00% to 0.25% for the quarter.  Spreads for most asset classes, including agency securities, corporates, municipals and mortgage‑backed securities, were down by the end of the quarter as compared to the levels of a year earlier.  Changes in rates and spreads during the current quarter continue to be from the effects of the COVID-19 pandemic.

Index

		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q3/19	Beg of Q3	2.12	1.75	1.76	2.00	0.25
	Peak	2.26	1.92	1.88	2.13	0.28
	Trough	1.80	1.43	1.32	1.47	-0.04
	End of Q3	1.88	1.63	1.55	1.68	0.05
	Average in Q3	2.03	1.69	1.63	1.80	0.11

Q4/19	Beg of Q4	1.88	1.63	1.55	1.68	0.05
	Peak	1.82	1.68	1.75	1.94	0.34
	Trough	1.52	1.39	1.34	1.52	0.09
	End of Q4	1.55	1.58	1.69	1.92	0.34
	Average in Q4	1.61	1.59	1.61	1.79	0.20

Q1/20	Beg of Q1	1.55	1.58	1.69	1.92	0.34
	Peak	1.59	1.58	1.67	1.88	0.68
	Trough	0.00	0.23	0.37	0.54	0.12
	End of Q1	0.11	0.23	0.37	0.70	0.47
	Average in Q1	1.10	1.08	1.14	1.37	0.28

Q2/20	Beg of Q2	0.11	0.23	0.37	0.70	0.47
	Peak	0.26	0.28	0.48	0.91	0.69
	Trough	0.09	0.13	0.28	0.58	0.38
	End of Q2	0.16	0.16	0.29	0.66	0.50
	Average in Q2	0.14	0.19	0.36	0.69	0.49

Q3/20	Beg of Q3	0.16	0.16	0.29	0.66	0.50
	Peak	0.16	0.17	0.32	0.74	0.60
	Trough	0.09	0.11	0.19	0.52	0.41
	End of Q3	0.10	0.13	0.28	0.69	0.56
	Average in Q3	0.14	0.14	0.27	0.65	0.51

The United States economy showed some modest improvements in various areas heading into 2020 until the COVID-19 uncertainty began to gain momentum throughout the year.  Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

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

Financial Overview
TrustCo recorded net income of $14.1 million, or $0.146 of diluted earnings per share, for the three‑months ended September 30, 2020, compared to net income of $14.7 million, or $0.152 of diluted earnings per share, in the same period in 2019.  Return on average assets was .98% and 1.12%, respectively, for the three‑months ended September 30, 2020 and 2019.  Return on average equity was 10.04% and 11.19%, respectively, for the three‑months ended September 30, 2020 and 2019.

The primary factors accounting for the slight change in net income for the three‑months ended September 30, 2020 compared to the same period of the prior year were:

•	An increase in the average balance of interest earning assets of $501.2 million to $5.58 billion for the third quarter of 2020 compared to the same period in 2019.

•	A decrease in taxable equivalent net interest margin for the third quarter of 2020 to 2.73% from 3.04% in the prior year period.

•	An overall decrease in noninterest expense of $1.4 million for the third quarter of 2020 compared to the third quarter of 2019.

•	A provision for loan losses of $1 million for the third quarter of 2020 as compared with no provision for loan losses in the third quarter of 2019.

•	A decrease of $584 thousand in noninterest income for the third quarter of 2020 compared to the third quarter of 2019.

•	A decrease of $478 thousand in net interest income for the third quarter of 2020 compared to the third quarter of 2019.

TrustCo recorded net income of $38.6 million, or $0.400 of diluted earnings per share, for the nine-months ended September 30, 2020, compared to net income of $43.9 million, or $0.453 of diluted earnings per share, in the same period in 2019.  Return on average assets was .94% and 1.14%, respectively, for the nine‑months ended September 30, 2020 and 2019.  Return on average equity was 9.38% and 11.56%, respectively, for the nine‑months ended September 30, 2020 and 2019.

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

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, by the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10‑K for the year ended December 31, 2019 is a description of the effect interest rates had on the results for the year 2019 compared to 2018.  Many of the same market factors discussed in the 2019 Annual Report continued to have a significant impact on results through the third quarter of 2020, as well as the economic effect of COVID-19.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  During 2007‑2008 the FRB aggressively reduced the Federal Funds rate, including a decrease from 4.25% at the beginning of 2008 to a target range of 0.00% to 0.25% by the end of 2008.  The target range remained at that level until December 2015 when the range was increased to 0.25% to 0.50%.  Subsequent increases resulted a range of 2.25% to 2.50% until the second half of 2019 when the rate was cut several times before the end of 2019.  During the first quarter of 2020 the rate was significantly decreased again as a result of the global pandemic related to COVID-19, and has returned the range of 0.00% to 0.25%.

The changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short-term instruments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10‑year Treasury.  The Federal Funds sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Higher market interest rates also generally increase the value of retail deposits.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield was down 114 basis points, on average, during the third quarter of 2020 compared to the fourth quarter of 2019 and was down 115 basis points as compared to the third quarter of 2019.

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

For the third quarter of 2020, the net interest margin was 2.73%, down 31 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short‑term investments increased by $472.8 million while the average yield decreased 209 basis points in the third quarter of 2020 compared to the same period in 2019.

•
The average balance of securities available for sale decreased by $218.1 million and the average yield decreased 29 basis points to 2.05%.  The average balance of held to maturity securities decreased by $4.4 million and the average yield decreased 18 basis points to 3.52% for the third quarter of 2020 compared to the same period in 2019.

•	The average loan portfolio grew by $254.6 million to $4.20 billion while the average yield decreased 32 basis points to 3.94% in the third quarter of 2020 compared to the same period in 2019.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $292.4 million while the average rate paid decreased 42 basis points to 0.52% in the third quarter of 2020 compared to the same period in 2019.

Index
During the third quarter of 2020, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive shorter term rates which allowed the Bank to gain market share as well as retain our existing time deposits.  This strategy drove growth at a relatively low cost that will sustain TrustCo’s strong liquidity position and continue to allow us to cross sell new and existing relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.08 billion in the third quarter of 2019 to $5.58 billion in the same period of 2020 with an average yield of 3.15% in the third quarter of 2020 and 3.82% in the third quarter of 2019.  There was a shift in the mix of assets towards a higher proportion of federal funds sold and other short-term investments from securities available for sale.  The sharp decrease in the federal funds rate during March of 2020 significantly decreased the average yield on the federal funds sold and other short-term investments from 2.19% in the third quarter of 2019 to 0.10% in the third quarter of 2020, which drove down the overall yield on interest earning assets.    Interest income on average earning assets decreased from $48.5 million in the third quarter of 2019 to $44.0 million in the third quarter of 2020, on a tax equivalent basis, and was primarily driven by the mix of assets shift and the lower federal funds rate as mentioned above.

Loans
The average balance of loans was $4.20 billion in the third quarter of 2020 and $3.94 billion in the comparable period in 2019.  The yield on loans was down 32 basis points to 3.94%.  Interest income on loans was $41.3 million in the third quarter of 2020 down $593 thousand from the same period in 2019.  The higher average balances did not offset the decrease in yield.

Compared to the third quarter of 2019, the average balance of residential mortgage loans and commercial loans increased while home equity lines of credit and installment loans decreased.  The average balance of residential mortgage loans was $3.70 billion in 2020 compared to $3.47 billion in 2019, an increase of 6.9%.  The average yield on residential mortgage loan decreased by 24 basis points to 3.89% in the third quarter of 2020 compared to 2019.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming an eventual rise in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, increased $41.0 million to an average balance of $231.5 million in the third quarter of 2020 compared to the same period in the prior year, primarily as a result of the issuance of the PPP loans.  The average yield on this portfolio was down 91 basis points to 4.54% compared to the prior year period, primarily as a result of the 1% interest rate on the PPP Loans.  The Company remained selective in underwriting non-PPP commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines decreased 97 basis points to 3.98% during the third quarter of 2020 compared to the same period in 2019.  The decrease in yield is the result of prime rate decreases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 8.6% to $251.5 million in the third quarter of 2020 as compared to the prior year.  Consistent with prior periods, customers with home equity lines continue to refinance their balances into fixed rate mortgage loans and have been less likely to draw on home equity lines due to reduced tax benefits.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2020 was $429.3 million compared to $647.5 million for the comparable period in 2019.  The declining balance reflects routine sales, paydowns, calls and maturities, partially offset by new investment purchases.  The current interest rate environment has significantly contributed to more bonds being called. The average yield was 2.05% for the third quarter of 2020 compared to 2.34% for the third quarter of 2019.  This portfolio is primarily comprised of agency issued residential mortgage backed securities and collateralized mortgage obligations, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in accumulated other comprehensive income, net of tax.

The net unrealized gain in the available for sale securities portfolio was $10.6 million as of September 30, 2020 compared to a net unrealized gain of $391 thousand as of December 31, 2019.  The unrealized gain in the portfolio is primarily the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $15.8 million for the third quarter of 2020 compared to $20.2 million in the third quarter of 2019.  The decrease in balance reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 3.52% for the third quarter of 2020 compared to 3.70% for the same period in 2019.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2020, this portfolio consisted solely of agency issued residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Index
Federal Funds Sold and Other Short‑term Investments
The 2020 third quarter average balance of Federal Funds sold and other short‑term investments were $938.1 million, a $472.8 million increase from the $465.3 million average for the same period in 2019.  The yield was 0.10% for the third quarter of 2020 and 2.19% for the comparable period in 2019.  Interest income from this portfolio decreased $2.3 million from $2.6 million in 2019 to $242 thousand in 2020.  The higher average balances did not offset several target rate decreases.

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

Total average interest bearing accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $258.8 million to $4.28 billion for the third quarter of 2020 versus the third quarter in the prior year, and the average rate paid decreased from 0.95% for 2019 to 0.52% for 2020.  Total interest expense on these deposits decreased $3.9 million to $5.6 million in the third quarter of 2020 compared to the same period in 2019.  From the third quarter of 2019 to the third quarter of 2020, interest bearing demand account average balances were up 17.2%, certificates of deposit average balances were down 7.0%, non‑interest demand average balances were up 41.8%, average savings balances increased 8.5% and money market balances were up 20.2%.  Our growth in deposits came at relatively low cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolio.  Because we offered competitive shorter term CD rates in the past, we expect cost of interest bearing liabilities to continue to decrease as these reprice at lower rates.

At September 30, 2020, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,184,740
1 to 2 years	106,072
2 to 3 years	9,774
3 to 4 years	3,015
4 to 5 years	1,223
Over 5 years	200
$1,305,024

Average short‑term borrowings for the quarter were $193.8 million in 2020 compared to $160.2 million in 2019.  The average rate decreased during this time period from 0.90% in 2019 to 0.45% in 2020.  The short‑term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

Index
Net Interest Income
Taxable equivalent net interest income decreased by $478 thousand to $38.2 million in the third quarter of 2020 compared to the same period in 2019.  The net interest spread was down 25 basis points to 2.63% in the third quarter of 2020 compared to the same period in 2019.  As previously noted, the net interest margin was down 31 basis points to 2.73% for the third quarter of 2020 compared to the same period in 2019.

Taxable equivalent net interest income decreased by $3.2 million to $114.4 million in the first nine‑months of 2020 compared to the same period in 2019.  The net interest spread was down 24 basis points to 2.74% in the first nine‑months of 2020 compared to the same period in 2019. The net interest margin was down 27 basis points to 2.86% for the first nine‑months of 2020 compared to the same period in 2019.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.  As of September 30, 2020, there were no pandemic related deferrals that have been recorded as NPLs or TDRs.

The following describes the nonperforming assets of TrustCo as of September 30, 2020:

Nonperforming loans and foreclosed real estate:  Total NPLs were $21.8 million at September 30, 2020, compared to $20.9 million at December 31, 2019 and $21.0 million at September 30, 2019.  There were $21.8 million of non‑accrual loans at September 30, 2020 compared to $20.8 million at December 31, 2019 and $21.0 million at September 30, 2019.  There were no loans at September 30, 2020 and 2019 and December 31, 2019 that were past due 90 days or more and still accruing interest.

At September 30, 2020, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $21.8 million at September 30, 2020, $21.2 million were residential real estate loans, $491 thousand were commercial loans and mortgages and $49 thousand were installment loans, compared to $20.0 million, $816 thousand and $3 thousand, respectively, at December 31, 2019.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower‑risk than most other types of loans.  Net chargeoffs were $4 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2020 compared to net chargeoffs of $39 thousand for the third quarter of 2019.  Management believes that these loans have been appropriately written down where required.

Index
Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.  TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  Due to the recent COVID-19 pandemic, the Bank is monitoring recent state regulatory mandates in regards to a moratorium on foreclosures.  The collateral on nonaccrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.

The Company originates loans throughout its deposit franchise area.  At September 30, 2020, 72.7% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 27.3% were in Florida.  Those figures compare to 74.4% and 25.6%, respectively at December 31, 2019.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of September 30, 2020, 5.8% were to Florida borrowers, compared to 94.2% to borrowers in New York and surrounding areas.  For the three‑months ended September 30, 2020, New York and surrounding areas experienced net chargeoffs of approximately $21 thousand, compared to none in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non‑collection of principal and interest.  Also as of September 30, 2020, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $1.1 million of commercial mortgages and commercial loans classified as impaired as of September 30, 2020 compared to $1.4 million at December 31, 2019.  There were $20.6 million of impaired residential loans at September 30, 2020 and $19.5 million at December 31, 2019.  The average balances of all impaired loans were $20.7 million for the nine months of 2020 and $21.0 million for the full year 2019.

As of September 30, 2020 and December 31, 2019, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or deed in lieu).  As of September 30, 2020 other real estate owned included $423 thousand of foreclosed real estate compared to $1.6 million at December 31, 2019.

Index
Allowance for loan losses:  The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	As of September 30, 2020		As of December 31, 2019
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$4,083	5.12%	$3,805	4.47%
Real estate - construction	315	0.64%	311	0.70%
Real estate mortgage - 1 to 4 family	40,458	88.12%	35,632	87.96%
Home equity lines of credit	3,734	5.89%	3,999	6.60%
Installment Loans	533	0.23%	570	0.27%
	$49,123	100.00%	$44,317	100.00%

At September 30, 2020, the allowance for loan losses was $49.1 million, compared to $44.3 million at September 30, 2019 and at December 31, 2019.  The allowance represents 1.17% of the loan portfolio as of September 30, 2020 compared to 1.11% at September 30, 2019 and 1.09% at December 31, 2019.

The provision for loan losses was $1 million for the quarter ended September 30, 2020 compared to no provision for loan losses for the quarter ended September 30, 2019.  The increase is primarily driven by the uncertainty in the current economic environment resulting from COVID-19.  Net chargeoffs for the three‑month period ended September 30, 2020 were $21 thousand and were $36 thousand for the prior year period.  Net chargeoffs for the nine‑month period ended September 30, 2020 were $194 thousand and were $396 thousand for the prior year period.

During the third quarter of 2020, there were commercial loan net recoveries of $1 thousand and $22 thousand of residential mortgage and consumer loan net chargeoffs compared with commercial loan net recoveries of $28 thousand and $64 thousand of net residential mortgage and consumer loan chargeoffs in the third quarter of 2019.

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

Index

•	The economic environment as a result of the global pandemic.

Management continues to monitor these factors in determining the provision for loan losses in relation to loan chargeoffs, recoveries, the level and trends of nonperforming loans and overall economic conditions in the Company’s market territories.

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.  As noted, the Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered deposits may be tested from time to time to ensure operational and market readiness.

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

Using this model, the fair value of capital projections as of September 30, 2020 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2020.  The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Index

As of September 30, 2020	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	18.50%
+300 BP	18.60
+200 BP	18.60
+100 BP	18.70
Current rates	17.90
-100 BP	13.80

Noninterest Income
Total noninterest income for the third quarter of 2020 was $4.3 million versus $4.9 million for the previous year.  Financial services income was $1.8 million in the third quarter of 2020 as compared to $1.5 million in the prior year period primarily as a result of fluctuations in asset market values under management and fees associated with estate settlements.  Other income was $265 thousand, down $541 thousand in the third quarter of 2020 as compared to the year ago period. Fees for services to customers were down $310 thousand over the same period in the prior year.  The fair value of assets under management was $899 million at September 30, 2020 and $928 million as of December 31, 2019 and $896 million at September 30, 2019.

For the nine months through September 30, 2020 total noninterest income was $13.1 million, down $1.4 million compared to the prior year period.  The decrease is the result of less financial services income as a result of lower asset market values under management throughout 2020, less fees for services to customers which is driven by lower overdraft fees due to higher deposit balances, and a decrease in other income which also included a gain on the sale of the credit card portfolio in 2019, partially offset by a net gain on securities transactions.

Noninterest Expenses
Total noninterest expenses were $22.7 million for the three‑months ended September 30, 2020, compared to $24.1 million for the three‑months ended September 30, 2019.  Significant changes included a decrease of $826 thousand in salaries and employee benefits which is primarily a result of lower stock-based compensation expense due to a decrease in the Company’s stock price, a $196 thousand decrease in professional services, a $189 decrease in advertising expense, a $148 decrease in other real estate expense, a $516 thousand decrease in other expense, partially offset by an increase of $183 thousand in occupancy expense and a $378 thousand increase in FDIC and other insurance.  Full time equivalent headcount decreased from 823 as of September 30, 2019 to 771 as of September 30, 2020.  The decrease in FTE’s in the period presented was not due to the effects of the pandemic.  The Company constantly hires qualified candidates and from time-to-time experiences fluctuations in head count.

Total noninterest expenses were $70.9 million for the nine‑months ended September 30, 2020, compared to $73.8 million for the nine‑months ended September 30, 2019.  Significant changes included a decrease of $967 thousand in salaries and employee benefits, a $285 thousand decrease in equipment expense, a $751 thousand decrease in professional services, a $663 decrease in advertising expense, a $172 decrease in other real estate expense, a $1.0 million decrease in other expense, partially offset by an increase of $701 thousand in occupancy expense and a $150 thousand increase in outsourced services.  The overall decrease in expenses for the three and nine months ended September 30, 2020 is primarily a result of the Company’s continued efforts to control costs.

Index
Income Taxes
In the third quarter of 2020, TrustCo recognized income tax expense of $4.8 million compared to the same for the third quarter of 2019.  The effective tax rates were 25.3% and 24.6% for the third quarters of 2020 and 2019, respectively.  For the first nine‑months, income taxes were $13.0 million in 2020, as compared to $14.3 million in 2019.  The effective tax rates were 25.2% and 24.6% for 2020 and 2019, respectively.

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

Total shareholders’ equity at September 30, 2020 was $560.5 million compared to $526.2 million at September 30, 2019.  TrustCo declared a dividend of $0.068125 per share in the third quarter of 2020.  This results in a dividend payout ratio of 46.68% based on third quarter 2020 earnings of $14.1 million.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2020 and December 31, 2019:

(Bank Only)	As of September 30, 2020		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	533,874	9.329%	5.000%	4.000%
Common equity tier 1 capital	533,874	18.491	6.500	7.000
Tier 1 risk-based capital	533,874	18.491	8.000	8.500
Total risk-based capital	570,127	19.747	10.000	10.500

	As of December 31, 2019		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$516,775	9.940%	5.000%	4.000%
Common equity tier 1 capital	516,775	18.412	6.500	7.000
Tier 1 risk-based capital	516,775	18.412	8.000	8.500
Total risk-based capital	551,975	19.666	10.000	10.500

(Consolidated)	As of September 30, 2020		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$548,437	9.582%	4.000%
Common equity tier 1 capital	548,437	18.994	7.000
Tier 1 risk-based capital	548,437	18.994	8.500
Total risk-based capital	584,692	20.250	10.500

	As of December 31, 2019		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$533,243	10.254%	4.000%
Common equity Tier 1 capital	533,243	18.988	7.000
Tier 1 risk-based capital	533,243	18.988	8.500
Total risk-based capital	568,463	20.242	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2020 and December 31, 2019 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at September 30, 2020, the consolidated equity to total assets ratio was 9.77%, compared to 10.31% at December 31, 2019 and 10.07% at September 30, 2019.

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

Index
As of September 30, 2020, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current and also fully phased‑in capital conservation buffer is taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well‑capitalized” when its CET1, Tier 1, total risk‑based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk‑based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At September 30, 2020 and 2019, Trustco Bank met the definition of “well‑capitalized.”

As noted, the Company’s dividend payout ratio was 46.68% of net income for the third quarter of 2020 and 44.85% of net income for the third quarter of 2019.  The per‑share dividend paid in the third quarters of 2020 and 2019 was $0.068125.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 11,077 participants. The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Share Repurchase Program
The Company did not repurchase any of its shares of common stock during the three months ended September 30, 2020.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $8.3 million in 2020 and ($0.4) million in 2019.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended September 30, 2020			Three months ended September 30, 2019

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$12,391	14	0.45%	$183,580	$996	2.17%	$(982)	(530)	(452)
Mortgage backed securities and collateralized mortgage obligations-residential	313,296	1,319	1.68%	370,808	2,178	2.35%	(859)	(304)	(555)
State and political subdivisions	110	2	7.90%	166	3	7.23%	(1)	(1)	-
Corporate bonds	59,555	646	4.33%	40,231	321	3.19%	325	186	139
Small Business Administration-guaranteed participation securities	43,282	216	1.99%	51,988	282	2.17%	(66)	(44)	(22)
Other	685	5	2.92%	685	6	3.50%	(1)	-	(1)

Total securities available for sale	429,319	2,202	2.05%	647,458	3,786	2.34%	(1,584)	(693)	(891)

Federal funds sold and other short-term Investments	938,087	242	0.10%	465,251	2,552	2.19%	(2,310)	8,831	(11,141)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	15,759	138	3.52%	20,197	187	3.70%	(49)	(40)	(9)

Total held to maturity securities	15,759	138	3.52%	20,197	187	3.70%	(49)	(40)	(9)

Federal Reserve Bank and Federal Home Loan Bank stock	5,506	77	5.59%	9,183	81	3.53%	(4)	(156)	152

Commercial loans	231,517	2,625	4.54%	190,538	2,596	5.45%	29	1,972	(1,943)
Residential mortgage loans	3,702,680	36,020	3.89%	3,465,102	35,743	4.13%	277	9,129	(8,852)
Home equity lines of credit	251,459	2,515	3.98%	275,047	3,401	4.95%	(886)	(269)	(617)
Installment loans	9,632	170	7.02%	9,967	183	7.34%	(13)	(6)	(7)

Loans, net of unearned income	4,195,288	41,330	3.94%	3,940,654	41,923	4.26%	(593)	10,826	(11,419)

Total interest earning assets	5,583,959	43,989	3.15%	5,082,743	48,529	3.82%	(4,540)	18,768	(23,308)

Allowance for loan losses	(48,483)			(44,448)
Cash & non-interest earning assets	201,018			188,528

Total assets	$5,736,494			5,226,823

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,024,455	55	0.02%	$874,179	$52	0.02%	3	3	-
Money market accounts	682,319	637	0.37%	567,554	1,177	0.83%	(540)	1,250	(1,790)
Savings	1,222,956	161	0.05%	1,126,935	323	0.11%	(162)	159	(321)
Time deposits	1,355,244	4,749	1.39%	1,457,510	7,974	2.19%	(3,225)	(522)	(2,703)

Total interest bearing deposits	4,284,974	5,602	0.52%	4,026,178	9,526	0.95%	(3,924)	890	(4,814)
Short-term borrowings	193,765	221	0.45%	160,162	359	0.90%	(138)	384	(522)

Total interest bearing liabilities	4,478,739	5,823	0.52%	4,186,340	9,885	0.94%	(4,062)	1,274	(5,336)

Demand deposits	622,313			438,789
Other liabilities	78,093			80,188
Shareholders' equity	557,349			521,506

Total liabilities and shareholders' equity	$5,736,494			$5,226,823

Net interest income , tax equivalent		38,166			38,644		$(478)	17,494	(17,972)

Net interest spread			2.63%			2.88%

Net interest margin (net interest income to total interest earning assets)			2.73%			3.04%

Tax equivalent adjustment		(1)			(1)

Net interest income		38,165			38,643

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $7.2 million in 2020 and ($4.9) million in 2019.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Nine months ended September 30, 2020			Nine months ended September 30, 2019

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$42,573	541	1.69%	$166,119	2,600	2.09%	$(2,059)	(1,641)	(418)
Mortgage backed securities and collateralized mortgage obligations-residential	339,300	4,959	1.95%	329,188	5,885	2.38%	(926)	277	(1,203)
State and political subdivisions	111	6	7.79%	167	9	7.19%	(3)	(4)	1
Corporate bonds	46,508	1,372	3.93%	33,678	801	3.17%	571	350	221
Small Business Administration-guaranteed participation securities	45,313	690	2.03%	54,414	868	2.13%	(178)	(139)	(39)
Other	685	16	3.11%	685	16	3.11%	-	-	-

Total securities available for sale	474,490	7,584	2.13%	584,251	10,179	2.32%	(2,595)	(1,157)	(1,438)

Federal funds sold and other short-term Investments	693,286	1,702	0.33%	504,512	8,843	2.34%	(7,141)	3,991	(11,132)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	17,029	475	3.72%	21,123	613	3.87%	(138)	(115)	(23)

Total held to maturity securities	17,029	475	3.72%	21,123	613	3.87%	(138)	(115)	(23)

Federal Reserve Bank and Federal Home Loan Bank stock	7,998	351	5.85%	9,104	365	5.35%	(14)	(59)	45

Commercial loans	217,573	7,778	4.77%	191,370	7,725	5.38%	53	1,310	(1,257)
Residential mortgage loans	3,652,766	108,845	3.97%	3,412,411	105,786	4.13%	3,059	8,916	(5,857)
Home equity lines of credit	258,956	7,898	4.07%	280,248	10,441	4.97%	(2,543)	(754)	(1,789)
Installment loans	10,129	537	7.08%	10,718	656	8.16%	(119)	(35)	(84)

Loans, net of unearned income	4,139,424	125,058	4.03%	3,894,747	124,608	4.27%	450	9,437	(8,987)

Total interest earning assets	5,332,227	135,170	3.38%	5,013,737	144,608	3.85%	(9,438)	12,097	(21,535)

Allowance for loan losses	(46,618)			(44,744)
Cash & non-interest earning assets	196,835			180,568

Total assets	$5,482,444			$5,149,561

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$949,909	97	0.01%	$878,106	267	0.04%	(170)	32	(202)
Money market accounts	646,170	2,595	0.54%	546,601	3,122	0.76%	(527)	733	(1,260)
Savings	1,169,316	560	0.06%	1,141,607	1,067	0.12%	(507)	28	(535)
Time deposits	1,372,369	16,739	1.63%	1,416,306	21,462	2.02%	(4,723)	(653)	(4,070)

Total interest bearing deposits	4,137,764	19,991	0.65%	3,982,620	25,918	0.87%	(5,927)	140	(6,067)
Short-term borrowings	173,497	778	0.60%	160,647	1,121	0.93%	(343)	132	(475)

Total interest bearing liabilities	4,311,261	20,769	0.64%	4,143,267	27,039	0.87%	(6,270)	272	(6,542)

Demand deposits	543,279			418,327
Other liabilities	77,568			79,937
Shareholders' equity	550,336			508,030

Total liabilities and shareholders' equity	$5,482,444			$5,149,561

Net interest income , tax equivalent		114,401			117,569		$(3,168)	11,825	(14,993)

Net interest spread			2.74%			2.98%

Net interest margin (net interest income to total interest earning assets)			2.86%			3.13%

Tax equivalent adjustment		(2)			(3)

Net interest income		114,399			117,566

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2019, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three‑month and nine‑month periods ended September 30, 2020 and 2019, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2020, the Company had an average balance of Federal Funds sold and other short‑term investments of $938.1 million compared to $465.3 million in the third quarter of 2019.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short‑term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Share Repurchase Program

On June 7, 2019, the Company announced that its board of directors approved a stock repurchase program under which the Company was authorized to repurchase over the following twelve months up to 1,000,000 shares of Company common stock, or approximately 1% of its outstanding shares.  The Company commenced repurchases under the program during the quarter ended March 31, 2020.  On April 16, 2020, the Company announced that it had chosen to suspend the repurchase program and on June 6, 2020 the program expired.

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

Date: November 6, 2020