Form 10-K
period 2020-12-31
TRUSTCO BANK CORP N Y
filed 2021-02-26
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2020, the last business day of the Company’s second fiscal quarter, was $596 million (based upon the closing price of $6.33 on June 30, 2020 as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 22, 2021 was 96,432,657.

Documents Incorporated by Reference: Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2020 are incorporated by reference into Parts I and II, and portion of the registrant’s Proxy Statement filed for its 2021 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end are incorporated into Part III.

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

A discussion of certain non-GAAP financial measures, including taxable equivalent net interest income, tax equivalent net interest margin and efficiency ratio, used in this report and in the Annual Report to Shareholders, as well as a reconciliation of these measures to the closest comparable GAAP financial measures, is set forth in the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K and is incorporated herein by reference.

PART I

Item 1.	Business

General

TrustCo Bank Corp NY (“TrustCo” or the “Company”) is a savings and loan holding company having its principal place of business at 5 Sarnowski Drive, Glenville, New York 12302. TrustCo was incorporated under the laws of New York in 1981 to be the parent holding company of The Schenectady Trust Company, which subsequently was renamed Trustco Bank New York and, later, Trustco Bank, National Association. The Company’s principal subsidiary, Trustco Bank (also referred to as the “Bank”), is the successor by merger to Trustco Bank, National Association.

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 778 full-time equivalent employees of TrustCo at year-end 2020. TrustCo had 11,059 shareholders of record as of December 31, 2020 and the closing price of the TrustCo common stock on that date was $6.67.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals, partnerships, and corporations. At year-end 2020, the Bank operated 164 automatic teller machines and 148 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington, and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Indian River, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments. The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”) and is a member of the Federal Reserve System. Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2020 consolidated net income and average assets.  The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2020 and 2019.

Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $996.7 million as of December 31, 2020.

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

Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks, and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas, the Capital District area of New York State and Central Florida, TrustCo’s principal competitors are local branch operations of super-regional banks, branch offices of money center banks, and locally based commercial banks and savings institutions. The Bank is the largest depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities mutual funds.

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has remained strong with current rates at historic lows. Commercial banks, savings institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers.

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

Key Legislation

Certain Regulatory Developments Relating to the COVID-19 Pandemic

In response to the COVID-19 pandemic, the U.S. government enacted several fiscal stimulus measures, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) which was signed into law on March 27, 2020 and the Consolidated Appropriations Act, 2021 (“CAA”), which was signed into law  on  December 27, 2020 and extends certain provisions under the CARES Act. Among other things, the legislation includes the following provisions affecting financial institutions like us:

Index
The CARES Act authorized the Small Business Administration’s Payment Protection Program (“PPP”), which allowed the SBA to guarantee small business loans to pay for payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans are provided through participating financial institution, such as TrustCo, that process loan applications and service the loans.

The CARES Act also allowed  banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a troubled debt restructurings (“TDRs”), including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or January 1, 2022 (as amended by the CAA). Federal banking agencies are required to defer to the determination of the banks making such suspension.

Section 4012 of the CARES Act directed federal regulatory agencies to temporarily reduce the community bank leverage ratio.  In April 2020, the regulatory agencies published a final rule reducing the ratio to 8% through the end of 2020. Beginning in 2021, the ratio will increase to 8.5% for the calendar year before returning to 9% in 2022. A qualifying institution utilizing the community bank leverage ratio framework that fails to maintain a leverage ratio greater than the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will be considered well capitalized so long as it maintains a leverage ratio of no more than one percent less than the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period, or fails to maintain a leverage ratio of no more than one percent less than the required percentage, it becomes ineligible to use the community bank leverage ratio framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules.

The CARES Act allowed banks to temporarily postpone the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”). The provision applies during the period beginning March 27, 2020 to the earlier of (1) the first date of an eligible financial  institution’s fiscal year that begins after  the  date when the COVID-19 nationally emergency is terminated, or (2) January 1, 2022 (as amended by the CAA).

Dodd-Frank Wall Street Reform and Consumer Protection Act and Economic Growth, Regulatory Relief and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created dramatic changes across the financial regulatory system. Among other matters, the Dodd-Frank Act created the Bureau of Consumer Financial Protection (the “BCFP”), to centralize responsibility for consumer financial protection and be responsible for implementing, examining and enforcing compliance with major federal consumer financial laws, imposed new consumer protection requirements in mortgage loan transactions and increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), was enacted to modify or remove certain financial reform rules and regulations.  The Regulatory Relief Act amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Regulatory Relief Act also expanded the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of 9 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Regulatory Relief Act included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

Index
Dividends

Most of TrustCo’s revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations. The payment of dividends by the Bank to TrustCo is subject to continued compliance with minimum regulatory capital requirements, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators.

OCC regulations impose limitations upon all capital distributions by the Bank, including cash dividends. Under the regulations, an application to and the approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation, or agreement with the OCC. If an application is not required, the institution must still provide prior notice of the capital distribution to the OCC and the Federal Reserve Board if, like the Bank, the institution is a subsidiary of a savings and loan holding company. The OCC may disapprove a dividend if the institution would be undercapitalized following the distribution, the proposed capital distribution raises safety and soundness concerns, or the capital distribution would violate a prohibition contained in any statue, regulation or agreement between the bank and a regulator or a condition imposed in a previously approved application or notice.

As noted above, a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must also submit written notice to the Federal Reserve Board prior to such distribution, and Federal Reserve Board may object to the distribution based on safety and soundness or other concerns. The Federal Reserve Board may deny a dividend notice if following the dividend, the savings  association will be less than adequately capitalized, the proposed dividend raises safety and soundness concerns or the proposed dividend violates a prohibition contained in any statute, regulation, enforcement action or agreement between the association or holding company and an appropriate federal banking agency, a condition imposed on the association or holding company in an application or notice approved by an appropriate federal banking agency, or any formal or informal enforcement action involving the association or holding company.

Compliance with regulatory standards regarding capital distributions could also limit the amount of dividends that TrustCo may pay to its shareholders.

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2020 for information concerning the Bank’s regulatory capital requirements.

Regulatory Capital Requirements and Prompt Corrective Action.

Regulatory Capital Rules. The Company and the Bank are subject to regulatory capital requirements contained in rules published by the Federal Reserve Board, OCC, and FDIC. The rules establish a comprehensive capital framework for all U.S. banking organizations and were effective for the Company and the Bank on January 1, 2015, with full compliance with all of the final rule’s requirements being phased in over a multi-year schedule. The capital rules were fully phased in effective January 1, 2019.

Index
The capital rules, among other things, provide a “Common Equity Tier 1” (“CET1”) capital measure. CET1 capital is generally defined as common stock instruments that meet eligibility criteria in the final capital rule (generally, instruments representing the most subordinated claim upon liquidation, having no maturity date and being redeemable via discretionary purchases only with regulatory approval, not being subject to any expectations that the stock will be repurchased, redeemed, or cancelled, and not being secured by the banking organization or any related entity), retained earnings, accumulated other comprehensive income, and common equity Tier 1 minority interests, subject to certain limitations. Tier 1 capital for the Company and the Bank consists of CET1 capital plus “additional Tier 1 capital,” which generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Also under the capital rules, total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Company has made this opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

Under the capital rules, the minimum capital ratios are:

•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier 1 capital to risk-weighted assets;
•	8.0% Total capital to risk-weighted assets; and
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

At December 31, 2020, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.38%, CET1 capital ratio (CET1 capital to risk-weighted assets) of  a 18.65%, Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.65%, and a total capital ratio (total capital to risk-weighted assets) of 19.90%.  Also at December 31, 2020, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.65%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 19.19%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 19.19% and a total capital ratio (total capital to risk-weighted assets) of 20.44%.

The capital rules require the Company’s and the Bank’s capital to exceed the regulatory standards plus a capital conservation buffer in order to avoid constraints on dividends, equity repurchases and certain compensation. To meet the requirement, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios, (1) CET1 to risk-weighted assets of more than 7.0%, (ii) Tier 1 capital to risk-weighted assets of more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets of more than 10.5%.

The OCC has the ability to establish an individual minimum capital requirement for a particular institution, which would vary from the capital levels that would otherwise be required under the capital regulations, based on such factors as concentrations of credit risk, levels of interest rate risk, and the risks of non-traditional activities, as well as others. The OCC has not imposed any such requirement on the Bank.

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

Index
If a banking organization has elected to opt out of the AOCI provisions discussed above, the exposure amount for available for sale or held-to-maturity debt securities is the carrying value (including accrued but unpaid interest and fees) of the exposure, less any net unrealized gains plus any unrealized losses. Exposures to debt directly and unconditionally guaranteed by the U.S. federal government and its agencies receive a 0% risk weight. Exposures conditionally guaranteed by the federal government, Federal Reserve Board, or a federal government agency would receive a 20% risk weight. Further, the capital rules assign a 20% risk weight to non-equity exposures to government-sponsored entities (“GSEs”) and a 100% risk weight to preferred stock issued by a GSE. A GSE is defined as an entity established or chartered by the federal government to serve public purposes but whose debt obligations are not “explicitly guaranteed” by the full faith and credit of the federal government. Banking organizations must assign a 20% risk weight to general obligations of a public sector entity (for example, a state, local authority or other governmental subdivision below the sovereign level) that is organized under U.S. law and a 50% risk weight for a revenue obligation of such an entity.

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

At December 31, 2020 and 2019, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and FRB regulations.

Index
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

The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board, and the Federal Reserve Board has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution. The Federal Reserve’s long-standing “source of strength” doctrine requires that bank or thrift holding companies serve as a source of financial strength for their depository institution subsidiaries. The phrase “source of financial strength” is defined as “the ability of a company that directly or indirectly owns or controls an insured depository institution to provide financial assistance to such insured depository institution in the event of the financial distress of the insured depository institution.” The federal banking agencies are authorized to adopt regulations with respect to this requirement.

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

The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions. As of September 30, 2020, the FDIC had announced that the ratio declined to 1.30% due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment schedule.

FDIC deposit insurance expense totaled $1.0 million, $624 thousand, and $1.5 million, in 2020, 2019, and 2018, respectively. FDIC deposit insurance expense includes deposit insurance assessments and, until 2019, Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The final FICO assessment was collected in 2019.

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

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2020 totaled approximately $750 thousand.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess an institution’s performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. In May 2020, the OCC released a final rule amending its regulations under the CRA. The final rule clarifies and expands the activities that qualify for CRA credit, updates where activities count for such credits and seeks to provide more consistent and objective measures for evaluating performance. The final rule became effective on October 1, 2020 but compliance with the amended requirements is not mandatory for the Bank until January 1, 2023.  An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OCC assigns CRA ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties.

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

Transactions with Related Parties. The Bank’s transactions with “affiliates” (generally, any company that controls or is under common control with the Bank, including TrustCo) is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W. Under these laws, the aggregate amount of “covered transactions” between the Bank and any one affiliate is limited to 10% of the Bank’s capital stock and surplus, and the aggregate amount of covered transactions by the Bank with all of its affiliates is limited to 20% of capital stock and surplus. Certain covered transactions (primarily credit-related transactions) are required to be secured by collateral in an amount and of a type described in Section 23A and Regulation W. Transactions by the Bank with its affiliates must be on terms and under circumstances that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Safety and Soundness Regulations. The federal banking agencies (including the OCC) have adopted certain safety and soundness standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees, and benefits, as well as other operational and managerial standards as the agency deems appropriate. Interagency Guidelines Establishing Standards for Safety and Soundness set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency (the OCC in the case of the Bank) determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Enforcement. The Federal Reserve Board and the OCC have extensive enforcement authority over savings institutions and their holding companies, including the Bank and TrustCo. This includes enforcement authority with respect to the actions of the Bank’s and TrustCo’s directors, officers and other “institution-affiliated parties,” including attorneys and auditors. This enforcement authority also includes, among other things, the ability to assess civil money penalties, issue cease-and-desist or removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Public disclosure of final enforcement actions by the OCC and the Federal Reserve is required.

Institutions in Troubled Condition. Certain events, including entering into a formal written agreement with a bank’s regulator or being informed by the regulator that the bank is in troubled condition, will require that a bank give prior notice to their primary regulator before adding or replacing any member of the board of directors, employing any person as a senior executive officer, or changing the responsibilities of any senior executive officer so that the person would assume a different senior executive position. Troubled condition banks are prohibited from making, or agreeing to make, certain “golden parachute payments” to institution-affiliated parties, subject to certain exceptions.

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

Bank Secrecy Act/Anti-Money Laundering and Customer Identification. The Bank is subject to the Bank Secrecy Act (“BSA”) and other anti-money laundering provisions and requirements, which generally require that it implement a comprehensive customer identification program and an anti-money laundering program and procedures. All financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Information Sharing among financial institutions concerning terrorist or money laundering activities is encouraged by an exemption provided from the privacy provisions of the GLB Act (described below) and other laws. Further, the effectiveness of a financial institution in combating money-laundering activities is a factor to be considered in applications submitted by a financial institution for merger or acquisition proposals. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.  The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-and-investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

Federal Reserve System

Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. The reserve for transaction accounts effective as of January 14, 2021 was as follows:

Amount of transaction accounts	Reserve Requirement

$0 to $21.1 million	0% of amount.

Over $21.1 million and up to $182.9 million	3% of amount.

Over $182.9 million	10% of amount over $182.9 million

The Bank is in compliance with these requirements.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2020, the Bank owned $5.5 million in FHLB of New York stock, which was in compliance with its obligations.

Index
Human Capital Resources

Our Human Capital Strategic Plan guides us on our journey to foster a multicultural, collaborative, and inclusive work environment that promotes the exchange of different ideas, philosophies and perspectives, which continues to be a top priority at TrustCo.

Headcount

As of December 31, 2020, we had 881 employees, all based in the United States, with 619 employees (70%) at bank branches, 246 (28%) located in corporate offices and 16 (2%) in call centers.

We have not experienced any employment-related work stoppages due to the Covid-19 pandemic and consider relations with our employees to be good. Specifically, in response to local government and health guidelines around the Covid-19 pandemic, some departmental staff members have been approved to work remotely, and remaining internal staff have been relocated to separate offices, while other offices have been reorganized accordingly. Glass barriers have been installed where necessary, and staff has regularly been encouraged to utilize video conferencing platforms. All branches and internal corporate offices have been provided with face coverings and cleaning supplies, and staff are encouraged to disinfect surface areas consistently.

Hiring & Promotion Practices

At TrustCo we are continuously educating our hiring managers about recruitment and selection processes, and we strive to build our workforce from within when possible. All employees are eligible to apply for open department and branch positions following their introductory period, and during 2020, 155 (roughly 18%) of our employees were promoted within the Bank. If the best candidate for an available position is not identified from within our existing talent pool, we will look externally for the best talent, and our recruitment strategy focuses on searching for candidates directly through our participation in job fairs and social media advertising, and through our professional networks and other associations that represent diverse groups. Additionally, we have an active recruitment incentive program which awards existing employees for referring new employees to the Bank, which in turn helps us diversify our workforce.

Talent Development

We believe in investing for the future which includes the future of our workforce, and we actively encourage and support the growth of our employees throughout their educational and career development, ensuring employees are given opportunities to develop and refine their skills to be successful within the Bank’s competitive environment. We aim to accomplish this through a multitude of training and development programs, which include opportunities to engage in interdepartmental experiential learning, voluntary training seminars, ongoing training through our Cornerstone platform, tuition reimbursement program, BSA-AML certificate program with Schenectady County Community College and certification reimbursement for certain levels of employment. Currently, we have 58 (6.5%) employees that hold professional certificates and/or licenses. Additionally, our employees participated in over 16,400 hours of training, which included a recently expanded course on Diversity in the Workplace. We take great pride in our mentoring program which was started by our CEO and was structured to allow newly hired assistant managers to report directly to the CEO for their first 10 weeks, and then met regularly for one-on-one mentoring sessions and professional development. The mentoring program has been expanded so that in addition to the CEO, all of the Bank’s executive vice presidents now mentor new assistant manager-level employees in the same manner. The professional success, job satisfaction, and retention of program graduates has been monitored and preliminary results are excellent. Currently, more than 40 people have been mentored through the program.

Index
Employee Feedback

Through our training and mentoring programs, we actively encourage employee feedback. Following each training session, employees complete evaluations designed to provide constructive feedback on their trainer’s knowledge, the overall training structure, and the employee’s confidence in their ability to be successful in their new role. We are also gathering data on an ongoing basis which focuses on the tenure of current staff. We’ve consistently improved our average tenure over the past four years, with an average tenure of about 5 years currently Furthermore, the Human Resources Department conducts stay and exit interviews, which capture feedback from high turnover positions. These interviews are used to improve processes and procedures and inform future policy.

Diversity and Inclusion

We recognize that everyone deserves respect and equal treatment, regardless of race, color, religion, sex (including gender identity, sexual orientation, and pregnancy), national origin, age (40 or older), disability or genetic information. TrustCo is committed to creating an inclusive environment that promotes diversity, equity and inclusion through training, recruiting and recognition practices to support our employees. Our Human Capital Strategic Plan focuses on identifying areas of opportunity to further diversify our workforce over time. As of December 2020, approximately 65% of our workforce is female, 35% is male, with 38% from minorities (defined as those who identify as Black or African American, Hispanic or Latino, American Indian or Alaska Native, Asian, Native Hawaiian or other Pacific Islander, and/or two or more races).  Additionally, our inclusion efforts focus on age, where we seek to recruit younger candidates to create long-term career potential, while seeking to retain our experienced team members for the many benefits their presence yields.

Employee Compensation and Benefits

Our human capital strategy objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees by offering compensation and benefit structures that support their health, financial and emotional well-being, which includes competitive base salaries, annual bonuses, generous paid time off balances and Holiday Pay, an Employee Stock Purchase Club Program, life insurance, a 401(k) plan, the Trustco Bank Scholarship Program, a Tuition Reimbursement Program, a Student Loan Benefit Program, an Employee Assistance Program for mental and emotional support and various Company-organized wellness competitions.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Statistical Information Analysis

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2020, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo’s operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Pursuant to recent SEC guidance, management of the Company is encouraged to evaluate and disclose those accounting policies that are judged to be critical policies, or those most important to the portrayal of the Company’s financial condition and results of operations, and that require management’s most difficult subjective or complex judgments. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2020, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

TrustCo’s 2021 Annual Report to Shareholders, which is included as Exhibit 13 hereto, contains a list of certain important factors, in addition to the factors described under Item 1A. Risk Factors that in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. The list should not be construed as exhaustive, and TrustCo disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

Risks Related to the COVID-19 Pandemic

The COVID-19 outbreak could adversely affect our business activities, financial condition and results of operations.

Our banking business, and the business of our industry generally, is dependent upon the willingness and ability of customers to conduct banking and other financial transactions. The spread of COVID-19 has caused, and we expect it to continue to cause, severe disruptions in the U.S. economy, including in the geographic areas in which we operate. Such economic disruptions could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact national and regional economic conditions, result in declines in loan demand and originations, the value of loan collateral (particularly in our home mortgage loan portfolio), and deposit availability, and negatively impact the implementation of our growth strategy. The spread of COVID-19 may result in a significant decrease in business and/or cause customers to be unable to meet existing payment or other obligations. The effects of the economic disruptions created by the COVID-19 pandemic, depending on their extent, could materially and adversely affect our liquidity and financial condition, and the results of our operations could be materially and adversely affected.

Index
While the spread of COVID-19 has minimally affected our operations as of December 31, 2020, we may experience temporary closures of offices and/or suspension of certain services. Although we maintain contingency plans for a pandemic, the spread of COVID-19 could negatively affect key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

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

The COVID-19 pandemic and its impact on the economy have led to actions including the enactment of the CARES Act,  which included the establishment of a loan program administered through the SBA referred to as the Payment Protection Program (“PPP”). Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.

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

We may be exposed to the risk of litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by related litigation could have a material adverse impact on our business, financial condition and results of operations.

Index
We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded or serviced by us, such as an issue with the eligibility of the borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid the guaranty, seek recovery of any loss related to the deficiency from us.

Risks Related to Our Business

Certain interest rate movements may hurt earnings and asset values.

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. Interest rates have in recent years hit historical low levels.  From December 2015 through December 2018, the U.S. Federal Reserve increased its federal funds target rate from a range of 0.00% - 0.25% to a range of 2.25% - 2.50%.  However, beginning in June 2019, the Federal Reserve began lowering the target rate in response to a slowing economy and in March 2020 quickly lowered the target rate back to 0.00% - 0.25% in response to the COVID-19 pandemic and the objective of injecting liquidity into the banking system and stimulating the credit markets.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities, and short-term investments. To the extent that the Federal Reserve or general market conditions for deposits change rates further, our cost of funds may rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on Trustco Bank’s profitability.

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

Index
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

Additionally, TrustCo will adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2022, as provided by the CARES Act and further extended under the COVID-19 Relief Bill, which became law in December 2020.  This standard will require financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit.  This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

We may not be able to meet the cash flow requirements of our depositors or borrowers or meet our operating cash needs to fund corporate expansion and other activities.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of Trustco Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits have been established by our board of directors, and our management monitors the overall liquidity position of Trustco Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Trustco Bank is also a member of the Federal Home Loan Bank which provides funding to members through advances and other extensions of credit that are typically collateralized with securities or mortgage-related assets. Our securities portfolio can be used as a secondary source of liquidity, and additional liquidity could be obtained from securities sold under repurchase agreements, non-core deposits, and debt or equity securities issuances in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely affect our financial condition, our results of operations, cash flows and our level of regulatory capital.

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

Risks Related to Market Conditions

A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our operations and financial results.

Index
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

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 72.1% of our loan portfolio is comprised of loans secured by property located in our markets in and around of New York, and approximately 27.9% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

Market volatility levels have experienced significant variations in recent years and a return to very high volatility levels could adversely affect us.

The stock and credit markets have been experiencing significant variations in volatility levels in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Current volatility levels have diminished significantly from the peak, but a return to higher levels could cause the Company to experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, and results of operations.

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

Index
Risks Related to Compliance and Regulation

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

The application of these stringent capital requirements for us could, among other things, result in lower returns on equity, require us to limit the growth we may otherwise seek, require the raising of additional capital, and result in regulatory actions such as prohibitions on the payment of dividends, the payment of bonuses to employees or the repurchase of shares if we were unable to comply with such requirements. If Trustco Bank fails to comply with its capital requirements, the OCC will have the authority to take “prompt corrective action,” depending on the Bank’s capital level. Currently, the Bank is considered “well-capitalized” for prompt corrective action purposes. If it were 22 to be designated by the OCC in one of the lower capital levels - “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” - the Bank would be required to raise additional capital and also would be subject to progressively more severe restrictions on operations, management, and capital distributions; replacement of senior executive officers and directors; and, if it became “critically undercapitalized,” to the appointment of a conservator or receiver.

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

Further, there may be additional laws and regulations, or changes in policy, affecting lending and funding practices, regulatory capital limits, interest rate risk management, and liquidity standards and the legislative and regulatory responses to the COVID-19 pandemic have resulted, and future responses may result in significant changes. The federal bank regulatory agencies may require us to maintain capital ratios in excess of regulatory requirements, and new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, results of operations or cash flows.

Index
The Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies. The Tax Cuts and Jobs Act (which we refer to as the “Tax Act”), enacted on December 22, 2017, significantly affected United States tax law, including by changing how the United States imposes tax on certain types of income of corporations and by reducing the United States federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including certain executive compensation deductions, deductions for certain transportation fringe benefits provided to employees and entertainment expenses, among others. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. In addition, we have taken and may in the future take positions with respect to a number of unsettled issues for which Internal Revenue Services (“IRS”) guidance is unavailable. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, financial condition, results of operations and cash flows.

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

Our ability to pay dividends is subject to regulatory limitations and other limitations that may affect our ability to pay dividends to our stockholders or to repurchase our common stock.

TrustCo is a separate legal entity from its subsidiary Trustco Bank, and does not have significant operations of its own. The availability of dividends from Trustco Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors that the OCC or the Federal Reserve Board could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In addition, TrustCo is subject to consolidated capital requirements and is required to serve as a source of strength to Trustco Bank. If the Bank is unable to pay dividends to TrustCo, or if TrustCo is required to retain capital or contribute capital to the Bank, we may not be able to pay dividends on our common stock or to repurchase shares of common stock.

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

 For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2020, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2020, Trustco Realty had met the two annual income tests and the distribution test.

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

Risks Related to Competition

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

Consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations.

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

Risks Related to Cybersecurity, Third Parties, and Technology

Our business could be adversely affected by third-party service providers, data breaches, and cyber-attacks.

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

Index
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

The potential for operational risk exposure exists throughout our organization and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact and rely. For example, strategic technology project implementation challenges may cause business interruptions. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide these services. There could be sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes, and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

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

We rely heavily on third-party service providers for much of our communications, information, operating and financial controls systems, and technology. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationships management, general ledger, deposit, servicing, and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failure or interruption could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, We cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Other Risks

Our proposed reverse stock split may not result in a proportional increase in the per share price of our common stock.

On February 16, 2021, we announced that our Board of Directors plans to seek approval at our 2021 annual shareholder meeting for a reverse stock split of our common stock at a ratio of 1 for 5, as determined by our Board of Directors, and to reduce the number of authorized shares of our common stock from 150,000,000 to 30,000,000. The effect of the reverse stock split on the market price for our common stock cannot be accurately predicted. In particular, we cannot assure you that, if our Board of Directors decides to proceed with the reverse stock split, the price of shares of the common stock after the reverse stock split will increase proportionately to the price of shares of our common stock immediately before the reverse stock split. The market price of our common stock may also be affected by other factors which may be unrelated to the reverse stock split or the number of shares issued and outstanding.

Furthermore, even if the market price of our common stock does rise following the reverse stock split, we cannot assure you that the market price of our common stock immediately after the proposed reverse stock split will be maintained for any period of time. Moreover, because some investors may view the reverse stock split negatively, we cannot assure you that the reverse stock split will not adversely impact the market price of our common stock. There is also the possibility that liquidity may be adversely affected by the reduced number of shares which would be issued and outstanding when the reverse stock split is effected. Accordingly, our total market capitalization after the reverse stock split may be lower than the market capitalization before the reverse stock split.

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

Our articles of incorporation and bylaws include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore, making the removal of incumbent management difficult. The provisions include requirements of supermajority votes to approve certain business transactions. In addition, New York law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of the board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

We are dependent upon the services of our management team.

Index
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

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

The Company’s risk management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk management program that is designed to identify, quantify, monitor, report, and control the risks that it faces. These risks include interest rate, credit, liquidity, operations, reputation, compliance, and litigation. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate all risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk management program, or if its controls break down, the performance and value of its business could be adversely affected.

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

Index
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

Not applicable.

Index
Information about our Executive Officers

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 57, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Robert J. McCormick is the son of Robert A. McCormick. Joined Trustco Bank in 1995.	2001

Scot R. Salvador, Age 54, Executive Vice President and Chief Lending Officer	Executive Vice President and Chief Lending Officer of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 58, Executive Vice President and Chief Risk Officer	Secretary or Assistant Secretary of TrustCo and Trustco Bank since 2003. Executive Vice President of TrustCo and Trustco Bank since 2013. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Administrative Vice President of TrustCo and Trustco Bank from 2004 to 2010. Executive Officer of TrustCo and Trustco Bank since 2003. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 46, Executive Vice President and Chief Financial Officer	Executive Vice President of TrustCo and Trustco Bank since December 2018. Senior Vice President and Chief Financial Officer since December 2014. Administrative Vice President of TrustCo and Trustco Bank from June 2010 to December 2014. Vice President of Trustco Bank from 2004 to June 2010.	2014

Eric W. Schreck Age 54, Senior Vice President and Treasurer	Treasurer of TrustCo since 2010. Senior Vice President and Florida Regional President since 2009. Executive Officer of TrustCo and Trustco Bank since 2010. Joined Trustco Bank in 1989.	2010

Michael Hall Age 55, General Counsel and Corporate Secretary	Secretary of TrustCo and Trustco Bank since 2016. Vice President of Trustco Bank since 2015. Joined Trustco Bank in 2015. Prior to 2015, attorney in private practice.	2016

Kevin M. Curley Age 55, Executive Vice President and Chief Operations Officer	Executive Vice President and Chief Operations Officer of TrustCo and Trustco Bank since December 2018. Joined Trustco Bank in 1990.	2018

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “TRST.” TrustCo had approximately 11,014 shareholders of record as of February 22, 2021, and the closing price of TrustCo’s common stock on that date was $6.95.

The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2020.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2020	-	$-	-	-
November 1 to November 30, 2020	-	$-	-	-
December 1 to December 31, 2020	-	$-	-	-
Total	-	$-	-	-
*Purchase relates to an employee exercise of incentive stock options.

The TrustCo Annual Report to Shareholders for the year ended December 31, 2020, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and the SNL Bank and Thrift indices. Such graph is incorporated herein by reference.

Item 6.	Selected Financial Data

The information required by this this Item 6 is incorporated herein by reference from the table captioned “FIVE YEAR SUMMARY OF FINANCIAL DATA” in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2020, which is filed as Exhibit 13 hereto.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2020, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2020, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Index
Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2020, which is filed as Exhibit 13 hereto and incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2020, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Robert M. Leonard, Executive Vice President, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Executive Officers of TrustCo.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Index
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

The following table provides information, as of December 31, 2020, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	519,091	$6.67	1,242,793
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	519,091	$6.67	1,242,793

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2020 and 2019.

Consolidated Statements of Income -- Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2020 and 2019.

Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated May 23, 2019, incorporated by reference to Exhibit 3.2 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

4(a)	Description of Capital Stock incorporated by reference to Exhibit 4(a) to Amendment No. 1 to TrustCo Bank Corp NY Annual Report in Form 10-K/A, filed May 12, 2020.

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

10(j)*
Agreement between Fiserv Solutions, Inc. and Trustco Bank, National Association, dated November 14, 2001 incorporated by reference to Exhibit 10(o) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001.

10(k)*
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

10(m)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(n)*
Amended and Restated TrustCo Bank Corp NY 2010 Equity Incentive Plan dated as of March 21, 2017, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 24, 2017.

10(o)*	Amended and Restated 2010 Directors Equity Incentive Plan dated March 17, 2015, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 23, 2015.

Index
10(p)*
Form of Incentive Stock Option Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 20, 2015.

10(q)*	Director Incentive Stock Option Award Agreement dated November 15, 2011, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2011.

10(r)*
Employment Agreement among Trustco Bank, TrustCo Bank Corp NY And Robert M. Leonard, effective November 19, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 25, 2013.

10(s)*
Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

10(t)*	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Form 8-K filed February 17, 2016.

10(u)*
Consulting Agreement between TrustCo Bank Corp NY and Robert T. Cushing effective December 22, 2017, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 22, 2017.

10(v)*
Form of 2017 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2017.

10(w)*
Form of 2017 Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 27, 2017.

10(x)*
Form of 2017 Directors Restricted Stock Unit Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Directors Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed on November 27, 2017.

10(y)*
Form of 2018 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(z)*
Form of 2018 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(aa)*
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

Index
10(cc)*
Form of 2019 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

10(dd)*
Form of 2019 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

10(ee)*
Form of 2019 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

10(ff)*
Form of 2020 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

10(gg)*
Form of 2020 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

10(hh)*
Form of 2020 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2020.

21**	List of Subsidiaries of TrustCo.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney.

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

Index
*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: February 26, 2021	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	Chairman, President and Chief Executive Officer (principal executive officer)	February 26, 2021

/s/ Michael M. Ozimek
Michael M. Ozimek	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2021

*
Dennis A. DeGennaro	Chairman	February 26, 2021

*
Brian C. Flynn	Director	February 26, 2021

*
Thomas O. Maggs	Director	February 26, 2021

*
Dr. Anthony J. Marinello	Director	February 26, 2021

*
Kimberly A. Russell	Director	February 26, 2021

*
Lisa M. Lucarelli	Director	February 26, 2021

*
Frank B. Silverman	Director	February 26, 2021

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney