Form 10-Q
period 2021-03-31
TRUSTCO BANK CORP N Y
filed 2021-05-07
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2021
$1 Par Value	96,439,602

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2021	2020

Interest and dividend income:
Interest and fees on loans	$40,217	42,063
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	50	421
State and political subdivisions	1	1
Mortgage-backed securities and collateralized mortgage obligations-residential	1,237	2,113
Corporate bonds	316	238
Small Business Administration-guaranteed participation securities	206	245
Other securities	6	6
Total interest and dividends on securities available for sale	1,816	3,024

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	123	175
Total interest on held to maturity securities	123	175

Federal Reserve Bank and Federal Home Loan Bank stock	69	82
Interest on federal funds sold and other short-term investments	270	1,267
Total interest income	42,495	46,611

Interest expense:
Interest on deposits:
Interest-bearing checking	52	16
Savings accounts	159	233
Money market deposit accounts	283	1,096
Time deposits	1,666	6,391
Interest on short-term borrowings	228	322
Total interest expense	2,388	8,058

Net interest income	40,107	38,553
Provision for loan losses	350	2,000
Net interest income after provision for loan losses	39,757	36,553

Noninterest income:
Trustco financial services income	2,035	1,600
Fees for services to customers	2,204	2,315
Net gain on securities transactions	-	1,155
Other	189	264
Total noninterest income	4,428	5,334

Noninterest expenses:
Salaries and employee benefits	12,425	11,373
Net occupancy expense	4,586	4,306
Equipment expense	1,631	1,802
Professional services	1,432	1,481
Outsourced services	2,250	2,075
Advertising expense	354	488
FDIC and other insurance	707	294
Other real estate expense, net	239	194
Other	1,711	2,255
Total noninterest expenses	25,335	24,268

Income before taxes	18,850	17,619
Income taxes	4,767	4,306

Net income	$14,083	13,313

Net income per share:
- Basic	$0.146	0.138

- Diluted	$0.146	0.138

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2021	2020

Net income	$14,083	13,313

Net unrealized holding (loss) gain on securities available for sale	(6,018)	10,732
Reclassification adjustments for net gain recognized in income	-	(1,155)
Tax effect	1,557	(2,487)

Net unrealized (loss) gain on securities available for sale, net of tax	(4,461)	7,090

Amortization of net actuarial gain	(228)	(166)
Amortization of prior service credit	(52)	(49)
Tax effect	73	56
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(207)	(159)

Other comprehensive (loss) income, net of tax	(4,668)	6,931
Comprehensive income	$9,415	20,244

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS:

Cash and due from banks	$45,493	47,196
Federal funds sold and other short term investments	1,094,880	1,059,903
Total cash and cash equivalents	1,140,373	1,107,099

Securities available for sale	527,587	439,071

Held to maturity securities ($13,891 and $14,988 fair value at March 31, 2021 and Decmber 31, 2020, respectively)	12,729	13,824

Federal Reserve Bank and Federal Home Loan Bank stock	5,506	5,506

Loans, net of deferred net costs	4,269,172	4,244,470
Less:
Allowance for loan losses	49,991	49,595
Net loans	4,219,181	4,194,875

Bank premises and equipment, net	34,012	34,412
Operating lease right-of-use assets	46,614	47,885
Other assets	60,455	59,124

Total assets	$6,046,457	5,901,796

LIABILITIES:
Deposits:
Demand	$718,343	652,756
Interest-bearing checking	1,141,595	1,086,558
Savings accounts	1,362,141	1,285,501
Money market deposit accounts	719,580	716,005
Time deposits	1,231,263	1,296,373
Total deposits	5,172,922	5,037,193

Short-term borrowings	229,950	214,755
Operating lease liabilities	51,449	52,784
Accrued expenses and other liabilities	21,105	28,903

Total liabilities	5,475,426	5,333,635

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 150,000,000 shares authorized; 100,218,082 and 100,204,832 shares issued at March 31, 2021 and December 31, 2020, respectively	100,218	100,205
Surplus	176,500	176,442
Undivided profits	321,486	313,974
Accumulated other comprehensive income, net of tax	7,268	11,936
Treasury stock at cost - 3,778,480 and 3,772,175 shares at March 31, 2021 and December 31, 2020, respectively	(34,441)	(34,396)

Total shareholders' equity	571,031	568,161

Total liabilities and shareholders' equity	$6,046,457	5,901,796

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2020	$100,205	176,427	288,067	4,461	(30,903)	538,257
Net income	-	-	13,313	-	-	13,313
Other comprehensive income, net of tax	-	-	-	6,931	-	6,931
Cash dividend declared, $0.068125 per share	-	-	(6,827)	-	-	(6,827)
Purchase of treasury stock (489,000 shares)	-	-	-	-	(3,493)	(3,493)
Stock based compensation expense	-	4	-	-	-	4

Ending balance, March 31, 2020	$100,205	176,431	294,553	11,392	(34,396)	548,185

Beginning balance, January 1, 2021	$100,205	176,442	313,974	11,936	(34,396)	568,161
Net income	-	-	14,083	-	-	14,083
Other comprehensive loss, net of tax	-	-	-	(4,668)	-	(4,668)
Stock options exercised (13,250 shares)	13	58	-	-	-	71
Cash dividend declared, $0.068125 per share	-	-	(6,571)	-	-	(6,571)
Purchase of treasury stock (6,305 Shares)	-	-	-	-	(45)	(45)

Ending balance, March 31, 2021	$100,218	176,500	321,486	7,268	(34,441)	571,031

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities:
Net income	$14,083	13,313

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,063	999
Amortization of right-of-use asset	1,573	1,520
Net gain on sale of other real estate owned	-	(82)
Writedown of other real estate owned	121	80
Provision for loan losses	350	2,000
Deferred tax expense	1,152	846
Net amortization of securities	1,081	858
Stock based compensation expense	-	4
Net gain on sale of bank premises and equipment	(4)	-
Net gain on sales of securities	-	(1,155)
Decrease in taxes receivable	101	3,682
Decrease in interest receivable	392	673
Decrease in interest payable	(164)	(200)
Increase in other assets	(3,160)	(2,171)
Decrease in operating lease liabilities	(1,637)	(1,555)
Decrease in accrued expenses and other liabilities	(6,221)	(4,307)
Total adjustments	(5,353)	1,192
Net cash provided by operating activities	8,730	14,505

Cash flows from investing activities:
Proceeds from sales and calls of securities available for sale	36,820	98,363
Proceeds from calls and maturities of held to maturity securities	1,061	859
Purchases of securities available for sale	(132,456)	(22,793)
Proceeds from maturities of securities available for sale	55	5,000
Net increase in loans	(24,656)	(37,792)
Proceeds from dispositions of other real estate owned	-	731
Proceeds from dispositions of bank premises and equipment	4	-
Purchases of bank premises and equipment	(663)	(805)
Net cash (used in) provided by investing activities	(119,835)	43,563

Cash flows from financing activities:
Net increase in deposits	135,729	31,812
Net increase (decrease) in short-term borrowings	15,195	(576)
Proceeds from exercise of stock options	71	-
Purchases of treasury stock	(45)	(3,493)
Dividends paid	(6,571)	(6,604)
Net cash provided by financing activities	144,379	21,139
Net increase in cash and cash equivalents	33,274	79,207
Cash and cash equivalents at beginning of period	1,107,099	456,846
Cash and cash equivalents at end of period	$1,140,373	536,053

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$2,552	8,258
Income taxes paid	4,661	626
Other non cash items:
Transfer of loans to other real estate owned	-	434
Increase in dividends payable	-	223
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(6,018)	9,577
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	1,557	(2,487)
Amortization of net actuarial gain and prior service credit on pension and postretirement plans	(280)	(215)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	73	56

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2021 is not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2021, the results of operations and cash flows for the three months ended March 31, 2021 and 2020.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end Consolidated Financial Statements, including notes thereto, which are included in the Company's Annual Report on Form 10‑K for the year ended December 31, 2020.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the instructions to Form 10‑Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).

A reconciliation of the component parts of earnings per share for the three months ended March 31, 2021 and 2020 is as follows:

(in thousands, except per share data)	For the three months ended March 31,
	2021	2020
Net income	$14,083	$13,313
Weighted average common shares	96,435	96,727
Stock Options	31	22
Weighted average common shares including potential dilutive shares	96,466	96,749

Basic EPS	$0.146	$0.138

Diluted EPS	$0.146	$0.138

For the three months, ended March 31, 2021 and 2020 the weighted average anti-dilutive stock options excluded from diluted earnings per share were approximately 302 thousand and 452 thousand, respectively.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index

(3) Benefit Plans

The table below outlines the components of the Company's net periodic benefit recognized during the three months ended March 31, 2021 and 2020 for its pension and other postretirement benefit plans:

	Three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2021	2020	2021	2020

Service cost	$11	12	22	19
Interest cost	216	266	44	54
Expected return on plan assets	(761)	(819)	(327)	(296)
Amortization of net gain	-	-	(228)	(166)
Amortization of prior service credit	-	-	(52)	(49)
Net periodic benefit	$(534)	(541)	(541)	(438)

The Company does not expect to contribute to its pension and postretirement benefit plans in 2021.  As of March 31, 2021, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	March 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$74,970	-	505	74,465
State and political subdivisions	48	-	-	48
Mortgage backed securities and collateralized mortgage obligations - residential	344,892	5,953	2,528	348,317
Corporate bonds	64,562	661	384	64,839
Small Business Administration - guaranteed participation securities	38,737	495	-	39,232
Other	685	1	-	686
Total Securities Available for Sale	$523,894	7,110	3,417	527,587

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$20,000	-	32	19,968
State and political subdivisions	103	-	-	103
Mortgage backed securities and collateralized mortgage obligations - residential	308,432	7,749	23	316,158
Corporate bonds	59,185	916	162	59,939
Small Business Administration - guaranteed participation securities	40,955	1,262	-	42,217
Other	685	1	-	686

Total securities available for sale	$429,360	9,928	217	439,071

The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2021, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately.

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$14,219	14,390
Due in one year through five years	121,037	120,669
Due after five years through ten years	5,009	4,979
Mortgage backed securities and collateralized mortgage obligations - residential	344,892	348,317
Small Business Administration - guaranteed participation securities	38,737	39,232
	$523,894	527,587

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$74,465	505	-	-	74,465	505
Mortgage backed securities and collateralized mortgage obligations - residential	125,788	2,528	-	-	125,788	2,528
Corporate bonds	20,112	321	4,937	63	25,049	384

Total	$220,365	3,354	4,937	63	225,302	3,417

	December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$19,968	32	-	-	19,968	32
Mortgage backed securities and collateralized mortgage obligations - residential	19,471	23	-	-	19,471	23
Corporate bonds	14,901	99	4,937	63	19,838	162

Total	$54,340	154	4,937	63	59,277	217

The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
(dollars in thousands)	2021	2020

Proceeds from sales	$-	$29,219
Proceeds from calls/paydowns	36,820	69,144
Proceeds from maturities	55	5,000
Gross realized gains	-	1,155
Gross realized losses	-	-

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$12,729	1,162	-	13,891
Total held to maturity	$12,729	1,162	-	13,891

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$13,824	1,164	-	14,988
Total held to maturity	$13,824	1,164	-	14,988

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2021, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$12,729	13,891
	$12,729	13,891

All held to maturity securities are held at cost on the financial statements. There were no gross unrealized losses on held to maturity securities as of March 31, 2021 and December 31, 2020.

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2021 and 2020.

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

As of March 31, 2021, the Company’s securities portfolio included certain securities, which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021.

Mortgage backed securities and collateralized mortgage obligations – residential:  At March 31, 2021, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021.

Corporate Bonds:  At March 31, 2021, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021.

Index

(5) Loans and Allowance for Loan Losses

	March 31, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$146,994	17,989	164,983
Other	51,673	365	52,038
Real estate mortgage - 1 to 4 family:
First mortgages	2,615,578	1,122,469	3,738,047
Home equity loans	55,469	14,321	69,790
Home equity lines of credit	185,237	50,407	235,644
Installment	7,072	1,598	8,670
Total loans, net	$3,062,023	1,207,149	4,269,172
Less: Allowance for loan losses			49,991
Net loans			$4,219,181

	December 31, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$148,775	18,666	167,441
Other	44,932	119	45,051
Real estate mortgage - 1 to 4 family:
First mortgages	2,606,781	1,098,915	3,705,696
Home equity loans	59,400	15,071	74,471
Home equity lines of credit	193,654	48,540	242,194
Installment	7,810	1,807	9,617
Total loans, net	$3,061,352	1,183,118	4,244,470
Less: Allowance for loan losses			49,595
Net loans			$4,194,875

* Includes New York, New Jersey, Vermont and Massachusetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $36.6 million and $28.9 million as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the Company had approximately $28.5 million and $24.7 million of real estate construction loans, respectively.  Of the $28.5 million in real estate construction loans at March 31, 2021, approximately $14.4 million are secured by first mortgages to residential borrowers while approximately $14.1 million were to commercial borrowers for residential construction projects.  Of the $24.7 million in real estate construction loans at December 31, 2020, approximately $10.5 million were secured by first mortgages to residential borrowers while approximately $14.2 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

Index
The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  Other real estate owned is included in Other assets on the Balance Sheet.  As of March 31, 2021 and December 31, 2020, other real estate owned included $420 thousand and $541 thousand of residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $12.3 million and $11.6 million, respectively, as of March 31, 2021 and December 31, 2020.

The following table presents the recorded investment in non-accrual loans by loan class:

	March 31, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$45	-	45
Other	80	-	80
Real estate mortgage - 1 to 4 family:
First mortgages	16,645	1,451	18,096
Home equity loans	78	46	124
Home equity lines of credit	3,103	129	3,232
Installment	32	-	32
Total non-accrual loans	19,983	1,626	21,609
Restructured real estate mortgages - 1 to 4 family	22	-	22
Total nonperforming loans	$20,005	1,626	21,631

	December 31, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$372	-	372
Other	80	-	80
Real estate mortgage - 1 to 4 family:
First mortgages	16,637	1,010	17,647
Home equity loans	80	47	127
Home equity lines of credit	2,662	130	2,792
Installment	43	-	43
Total non-accrual loans	19,874	1,187	21,061
Restructured real estate mortgages - 1 to 4 family	23	-	23
Total nonperforming loans	$19,897	1,187	21,084

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of March 31, 2021 and December 31, 2020:

	March 31, 2021
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$324	-	-	324	146,670	146,994
Other	-	-	80	80	51,593	51,673
Real estate mortgage - 1 to 4 family:
First mortgages	1,439	281	11,133	12,853	2,602,725	2,615,578
Home equity loans	147	-	50	197	55,272	55,469
Home equity lines of credit	413	140	1,484	2,037	183,200	185,237
Installment	6	-	-	6	7,066	7,072

Total	$2,329	421	12,747	15,497	3,046,526	3,062,023

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	17,989	17,989
Other	-	-	-	-	365	365
Real estate mortgage - 1 to 4 family:
First mortgages	1,052	163	914	2,129	1,120,340	1,122,469
Home equity loans	-	1	46	47	14,274	14,321
Home equity lines of credit	-	221	-	221	50,186	50,407
Installment	19	-	-	19	1,579	1,598

Total	$1,071	385	960	2,416	1,204,733	1,207,149

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$324	-	-	324	164,659	164,983
Other	-	-	80	80	51,958	52,038
Real estate mortgage - 1 to 4 family:
First mortgages	2,491	444	12,047	14,982	3,723,065	3,738,047
Home equity loans	147	1	96	244	69,546	69,790
Home equity lines of credit	413	361	1,484	2,258	233,386	235,644
Installment	25	-	-	25	8,645	8,670

Total	$3,400	806	13,707	17,913	4,251,259	4,269,172

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	December 31, 2020
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$125	77	279	481	148,294	148,775
Other	-	-	80	80	44,852	44,932
Real estate mortgage - 1 to 4 family:
First mortgages	1,220	982	10,927	13,129	2,593,652	2,606,781
Home equity loans	120	1	48	169	59,231	59,400
Home equity lines of credit	401	344	1,273	2,018	191,636	193,654
Installment	3	-	43	46	7,764	7,810

Total	$1,869	1,404	12,650	15,923	3,045,429	3,061,352

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	18,666	18,666
Other	-	-	-	-	119	119
Real estate mortgage - 1 to 4 family:
First mortgages	365	517	655	1,537	1,097,378	1,098,915
Home equity loans	-	-	47	47	15,024	15,071
Home equity lines of credit	-	-	-	-	48,540	48,540
Installment	7	10	-	17	1,790	1,807

Total	$372	527	702	1,601	1,181,517	1,183,118

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$125	77	279	481	166,960	167,441
Other	-	-	80	80	44,971	45,051
Real estate mortgage - 1 to 4 family:
First mortgages	1,585	1,499	11,582	14,666	3,691,030	3,705,696
Home equity loans	120	1	95	216	74,255	74,471
Home equity lines of credit	401	344	1,273	2,018	240,176	242,194
Installment	10	10	43	63	9,554	9,617

Total	$2,241	1,931	13,352	17,524	4,226,946	4,244,470

* Includes New York, New Jersey, Vermont and Massachusetts.

At March 31, 2021 and December 31, 2020, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended March 31, 2021
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,950	505	49,595
Loans charged off:
New York and other states*	-	86	7	93
Florida	-	-	2	2
Total loan chargeoffs	-	86	9	95

Recoveries of loans previously charged off:
New York and other states*	32	88	21	141
Florida	-	-	-	-
Total recoveries	32	88	21	141
Net loans (recoveries) charged off	(32)	(2)	(12)	(46)
(Credit) provision for loan losses	(120)	555	(85)	350
Balance at end of period	$4,052	45,507	432	49,991

	For the three months ended March 31, 2020
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,999	39,748	570	44,317
Loans charged off:
New York and other states*	3	191	7	201
Florida	-	-	19	19
Total loan chargeoffs	3	191	26	220

Recoveries of loans previously charged off:
New York and other states*	2	51	3	56
Florida	-	2	-	2
Total recoveries	2	53	3	58
Net loans (recoveries) charged off	1	138	23	162
(Credit) provision for loan losses	(38)	2,033	5	2,000
Balance at end of period	$3,960	41,643	552	46,155

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,052	45,507	432	49,991

Total ending allowance balance	$4,052	45,507	432	49,991

Loans:
Individually evaluated for impairment	$699	19,646	-	20,345
Collectively evaluated for impairment	216,322	4,023,835	8,670	4,248,827

Total ending loans balance	$217,021	4,043,481	8,670	4,269,172

	December 31, 2020
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,140	44,950	505	49,595

Total ending allowance balance	$4,140	44,950	505	49,595

Loans:
Individually evaluated for impairment	$1,028	20,553	-	21,581
Collectively evaluated for impairment	211,464	4,001,808	9,617	4,222,889

Total ending loans balance	$212,492	4,022,361	9,617	4,244,470

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired.  TDR’s at March 31, 2021 and December 31, 2020 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of March 31, 2021 and December 31, 2020:

	March 31, 2021
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$523	616	-	1,152
Other	80	80	-	106
Real estate mortgage - 1 to 4 family:
First mortgages	14,425	14,812	-	14,059
Home equity loans	214	214	-	235
Home equity lines of credit	2,005	2,145	-	2,260

Total	$17,247	17,867	-	17,812

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$96	96	-	106
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,758	2,758	-	2,547
Home equity loans	-	-	-	17
Home equity lines of credit	244	244	-	246

Total	$3,098	3,098	-	2,916

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$619	712	-	1,258
Other	80	80	-	106
Real estate mortgage - 1 to 4 family:
First mortgages	17,183	17,570	-	16,606
Home equity loans	214	214	-	252
Home equity lines of credit	2,249	2,389	-	2,506

Total	$20,345	20,965	-	20,728

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	December 31, 2020
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$819	943	-	1,186
Other	111	111	-	103
Real estate mortgage - 1 to 4 family:
First mortgages	15,024	15,411	-	14,110
Home equity loans	219	240	-	235
Home equity lines of credit	2,158	2,298	-	2,258

Total	$18,331	19,003	-	17,892

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$98	98	-	105
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,908	2,908	-	2,555
Home equity loans	-	-	-	16
Home equity lines of credit	244	244	-	246

Total	$3,250	3,250	-	2,922

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$917	1,041	-	1,291
Other	111	111	-	103
Real estate mortgage - 1 to 4 family:
First mortgages	17,932	18,319	-	16,665
Home equity loans	219	240	-	251
Home equity lines of credit	2,402	2,542	-	2,504

Total	$21,581	22,253	-	20,814

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired.  Interest income recognized on impaired loans was not material during the three months ended March 31, 2021 and 2020.

Index
As of March 31, 2021 and December 31, 2020 impaired loans included approximately $11.1 million and $11.7 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a chargeoff is taken at that time.  As a result, as of March 31, 2021 and December 31, 2020, based upon management’s evaluation and due to the sufficiency of chargeoffs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended March 31, 2021			Three months ended March 31, 2020
New York and other states*:
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	1	167	167
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	1	70	70

Total	-	$-	-	2	$237	237

Florida:
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	-	$-	-

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

Index
There were no TDR’s that defaulted during the three months ended March 31, 2021 and 2020 which had been modified within the last twelve months.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  Loan modifications made pursuant to the CARES ACT that were in payment deferral at March 31, 2021 were not material.

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

Index
As of March 31, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	March 31, 2021

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$144,433	2,561	146,994
Other	51,444	229	51,673
	$195,877	2,790	198,667

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$17,419	570	17,989
Other	365	-	365
	$17,784	570	18,354

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$161,852	3,131	164,983
Other	51,809	229	52,038
	$213,661	3,360	217,021

* Includes New York, New Jersey and Massachusetts.

Index
	December 31, 2020

New York and other states:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$145,741	3,034	148,775
Other	44,522	410	44,932
	$190,263	3,444	193,707

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$18,092	574	18,666
Other	119	-	119
	$18,211	574	18,785

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$163,833	3,608	167,441
Other	44,641	410	45,051
	$208,474	4,018	212,492

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $471 thousand and $796 thousand at March 31, 2021 and December 31, 2020, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of March 31, 2021 and December 31, 2020 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of March 31, 2021 and December 31, 2020 is presented in the non-accrual loans table.

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

Index
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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises	$74,465	$-	$74,465	$-
State and political subdivisions	48	-	48	-
Mortgage backed securities and collateralized mortgage obligations - residential	348,317	-	348,317	-
Corporate bonds	64,839	-	64,839	-
Small Business Administration- guaranteed participation securities	39,232	-	39,232	-
Other securities	686	-	686	-

Total securities available for sale	$527,587	$-	$527,587	$-

	Fair Value Measurements at
	December 31, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$19,968	$-	$19,968	$-
State and political subdivisions	103	-	103	-
Mortgage backed securities and collateralized mortgage obligations - residential	316,158	-	316,158	-
Corporate bonds	59,939	-	59,939	-
Small Business Administration- guaranteed participation securities	42,217	-	42,217	-
Other securities	686	-	686	-

Total securities available for sale	$439,071	$-	$439,071	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021 and 2020.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$420	$-	$-	$420	Sales comparison approach	Adjustments for differences between comparable sales	1% - 7% (2%)

Impaired loans:
Real estate mortgage -1 to 4 family	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

	Fair Value Measurements at
	December 31, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$541	$-	$-	$541	Sales comparison approach	Adjustments for differences between comparable sales	1% - 7% (2%)

Impaired loans:
Real estate mortgage -1 to 4 family	211	-	-	211	Sales comparison	Adjustments for differences between comparable sales	11% - 12% (12%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $420 thousand at March 31, 2021 and consisted of only residential real estate properties.  Valuation charges of $121 thousand are included in earnings for the three months ended March 31, 2021.

Of the total impaired loans of $20.3 million at March 31, 2021, none are collateral dependent and carried at fair value measured on a non-recurring basis.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $541 thousand at December 31, 2020 and consisted of only residential real estate properties.  A valuation charge of $120 thousand is included in earnings for the year ended December 31, 2020.

Of the total impaired loans of $21.6 million at December 31, 2020, $211 thousand are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of chargeoffs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2020.  Gross chargeoffs related to residential impaired loans included in the table above amounted to $10 thousand at December 31, 2020.

Index
The carrying amounts and estimated fair values (represents exit price) of financial instruments, at March 31, 2021 and December 31, 2020 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2021 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,140,373	1,140,373	-	-	1,140,373
Securities available for sale	527,587	-	527,587	-	527,587
Held to maturity securities	12,729	-	13,891	-	13,891
Federal Home Loan Bank stock	5,506	N/A	N/A	N/A	N/A
Net loans	4,219,181	-	-	4,301,999	4,301,999
Accrued interest receivable	9,639	21	1,368	8,250	9,639
Financial liabilities:
Demand deposits	718,343	718,343	-	-	718,343
Interest bearing deposits	4,454,579	3,223,316	1,232,604	-	4,455,920
Short-term borrowings	229,950	-	229,950	-	229,950
Accrued interest payable	310	45	265	-	310

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2020 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,107,099	1,107,099	-	-	1,107,099
Securities available for sale	439,071	-	439,071	-	439,071
Held to maturity securities	13,824	-	14,988	-	14,988
Federal Reserve Bank and Federal
Home Loan Bank stock	5,506	N/A	N/A	N/A	N/A
Net loans	4,194,875	-	-	4,287,585	4,287,585
Accrued interest receivable	10,031	39	1,458	8,534	10,031
Financial liabilities:
Demand deposits	652,756	652,756	-	-	652,756
Interest bearing deposits	4,384,437	3,088,064	1,298,375	-	4,386,439
Short-term borrowings	214,755	-	214,755	-	214,755
Accrued interest payable	474	68	406	-	474

Index

(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended 3/31/2021
(dollars in thousands)	Balance at 12/31/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2021	Balance at 3/31/2021

Net unrealized holding loss on securities available for sale, net of tax	$7,186	(4,461)	-	(4,461)	2,725
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(1,334)	-	(207)	(207)	(1,541)

Accumulated other comprehensive loss, net of tax	$11,936	(4,461)	(207)	(4,668)	7,268

	Three months ended 3/31/2020
(dollars in thousands)	Balance at 12/31/2019	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2020	Balance at 3/31/2020

Net unrealized holding gain on securities available for sale, net of tax	$286	7,945	(855)	7,090	7,376
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(665)	-	(159)	(159)	(824)

Accumulated other comprehensive income (loss), net of tax	$4,461	7,945	(1,014)	6,931	11,392

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Affected Line Item in Financial Statements

Net unrealized holding gain on securities available for sale
Realized gain on securities transactions	$-	1,155	Net gain on securities transactions
Income tax effect	-	(300)	Income taxes
Net of tax	-	855

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$228	166	Salaries and employee benefits
Amortization of prior service credit	52	49	Salaries and employee benefits
Income tax benefit	(73)	(56)	Income taxes
Net of tax	207	159

Total reclassifications, net of tax	$207	159

Index

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months ended March 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended
	March 31,
	2021	2020

Non-interest income
Service Charges on Deposits
Overdraft fees	$617	$873
Other	469	429
Interchange Income	1,153	946
Net gain on securities transactions (a)	-	1,155
Wealth management fees	2,035	1,600
Other (a)	154	331

Total non-interest income	$4,428	$5,334

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2021,  the Company did not have any leases with terms of twelve months or less.

As of March 31, 2021, the Company has one lease that the construction has not started yet. At March 31, 2021, lease expiration dates ranged from six months to 23.5 years and have a weighted average remaining lease term of 8.9 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended March 31,
	2021	2020
Operating lease cost	$2,016	$1,995
Variable lease cost	502	480

Total Lease costs	$2,518	$2,475

(dollars in thousands)	Three months ended March 31,
	2021	2020
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,038	$1,995

Right-of-use assets obtained in exchange for lease obligations:	302	-

Weighted average remaining lease term	8.9 years	9.2 years
Weighted average discount rate	3.16%	3.25%

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

(dollars in thousands)

Year ending December 31,
2021(a)	$6,155
2022	7,780
2023	7,475
2024	7,350
2025	6,976
Thereafter	23,660
Total lease payments	$59,396
Less: Interest	7,947

Present value of lease liabilities	$51,449

(a) Excluding three months ended March 31, 2021.

A member of the Board of Directors has an ownership interest in six entities that own commercial real estate leased by the Company for use as branch locations.  Total lease payments from the Company to those entities, which are included in the table above, owed at March 31, 2021, were $4.4 million, which includes interest in the amount of $620 thousand.

Index

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action. As of March 31,2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2021 and December 31, 2020:

(Bank Only)
				Minimum for Capital Adequacy plus Capital Conservation
	As of March 31, 2021		Well

(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$546,391	9.235%	5.000%	4.000%
Common equity tier 1 capital	546,391	18.654	6.500	7.000
Tier 1 risk-based capital	546,391	18.654	8.000	8.500
Total risk-based capital	283,171	19.910	10.000	10.500

	As of December 31, 2020		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$539,897	9.378%	5.000%	4.000%
Common equity tier 1 capital	539,897	18.646	6.500	7.000
Tier 1 risk-based capital	539,897	18.646	8.000	8.500
Total risk-based capital	576,257	19.902	10.000	10.500

(Consolidated)
	As of March 31, 2021		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$563,210	9.515%	4.000%
Common equity tier 1 capital	563,210	19.223	7.000
Tier 1 risk-based capital	563,210	19.223	8.500
Total risk-based capital	599,999	20.479	10.500

	As of December 31, 2020		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$555,672	9.650%	4.000%
Common equity Tier 1 capital	555,672	19.187	7.000
Tier 1 risk-based capital	555,672	19.187	8.500
Total risk-based capital	592,040	20.443	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2021 and December 31, 2020 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index

(11) New Accounting Pronouncements

In September 2016, the FASB released ASU 2016-13, "Financial Instruments - Credit Losses" (referred to as “CECL”) which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity's credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

As previously disclosed, the Company formed a cross-functional team to work through its implementation of CECL. The Company has selected the Discounted Cash Flow modeling method and is running parallel processes and is working to finalize assessment and documentation of processes, data and model validation testing, qualitative factors and forecast periods. The Company had previously elected to delay its adoption of CECL, as provided by the CARES Act until the date on which the National Emergency concerning COVID-19 was terminated or December 31, 2020, whichever occurred first.  The December 31, 2020 adoption date under the CARES Act was extended to January 1, 2022 as a part of the COVID-19 Relief Bill, which became law in December 2020, and therefore the Company intends to adopt CECL on January 1, 2022.

(12) Risks and Uncertainties

Beginning in March 2020, the Company experienced negative impacts to its business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19.  In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. The Company has evaluated the impact of the effects of COVID-19 and determined that there have been no lasting material or systematic adverse impacts on the Company’s March 31, 2021 financial statements, except for the increase in the allowance for loan losses as a result of the potential for future credit losses due to the uncertainty of borrowers ability to repay during the pandemic.  As of March 31, 2021, the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios, as well as the ability of the Company and the Bank to pay dividends or make other distributions, could be adversely impacted by unanticipated credit losses. At this time, we do not believe there exists any impairment to our goodwill, long-lived assets, right of use assets, held to maturity investment securities, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets and continue to negatively impact net interest income, provision for loan losses, and noninterest income.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  As of March 31, 2021, loans in deferral were not material.

Index

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of March 31, 2021, and the related consolidated statements of income and comprehensive income, the related changes in shareholders’ equity and cash flows for the three month periods ended March 31, 2021 and March 31, 2020, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of financial condition of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

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
May 7, 2021

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

In addition to factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2020, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic.

•
The current COVID-19 pandemic, the effects of which could, and in some instances has, caused us to experience a decline in the demand for products and services; an increase in loan delinquencies; problem assets and foreclosures; a decline in collateral value; a work stoppage, forced quarantine, or other interruption or the unavailability of key employees; an increase in the allowance for loan losses; a reduction in wealth management revenues; an increase in Federal Deposit Insurance Corporation premiums; a reduction in the value of the securities portfolio; or a decline in the net worth and liquidity of loan guarantors;

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

•
the perceived overall value of TrustCo’s products and services by users, including the features, pricing and quality, compared to competitors’ products and services and the willingness of current and prospective customers to substitute competitors’ products and services for TrustCo’s products and services;

•	changes in consumer spending, borrowing and savings habits;

•
the effect of changes in financial services laws and regulations (including laws concerning taxation, banking and securities) and the impact of other governmental initiatives affecting the financial services industry, including regulatory capital requirements;

•	changes in management personnel;

•	real estate and collateral values;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies Financial Accounting Standards Board or the Public Company Accounting Oversight Board;

•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;

•	technological changes and electronic, cyber and physical security breaches;

•	changes in local market areas and general business and economic trends;

•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and

•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2020.

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

Index
Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2021 and 2020.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2021, with comparisons to the corresponding period in 2020, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2020 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2021, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

COVID-19 Impact
Beginning in March 2020, we experienced negative impacts to our business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19.  In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s balance sheets and results of operations as of and for the quarter ended March 31, 2021.  At this time, it is difficult to quantify the impact COVID-19 will have on future periods.

The following is a description of the impact the COVID-19 global pandemic is having on certain elements of our business:

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020 and agreed with many borrowers to modify their loans. Modifications included the deferral of principal and/or interest payments for terms generally up to 90 days. Requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. The Company has evaluated the impact of the effects of COVID-19 and determined that there have been no lasting material or systematic adverse impacts on the Company’s March 31, 2021 financial statements, except for the increase in the allowance for loan losses as a result of the potential for future credit losses due to the uncertainty of borrowers ability to repay during the pandemic.  Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of troubled debt restructuring (“TDR”) classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period.  Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  As of March 31, 2021, loans in deferral were not material.

Index
Paycheck Protection Program (PPP) and Liquidity

As part of the CARES Act, approved by the President on March 27, 2020, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. The Company began accepting applications on April 3, 2020.  The Bank had originally funded 663 Paycheck Protection Program (“PPP”) loans totaling $46 million in 2020, and an additional $17 million in the first quarter of 2021.  As of March 31, 2021, 531 PPP loans totaling $37 million remain outstanding.  The Company receives loan origination fees which are recognized over the life of the loan and apply the effective yield method.

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

Preventative measures

The Company has instituted preventative measures at branch and back office locations to protect the health of both our customers and employees, including regular deep cleaning of facilities, adhering to CDC guidelines, and practicing “social distancing.”  These additional expenses did not have a material impact on the Company for the quarter ended March 31, 2021.

Federal Reserve Actions

The Federal Reserve Board has taken several actions to support the flow of credit to households and businesses.  Some of these pertinent actions include:

•	The establishment of the Commercial Paper Funding Facility, the Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility;
•	The expansion of central bank liquidity swap lines;

Index
•	Steps to enhance the availability and ease terms for borrowing at the discount window;
•	The elimination of reserve requirements;
•	Guidance encouraging banks to be flexible with customers experiencing financial challenges related to the coronavirus and to utilize their liquidity and capital buffers in doing so;
•	expand access to its Paycheck Protection Program Liquidity Facility (PPPLF) for additional SBA-qualified lenders;
•	Statements encouraging the use of daylight credit at the Federal Reserve.

Economic Overview
During the first quarter of 2021, financial markets kept the momentum gained during the fourth quarter of 2020 pushing indexes further into record territory.  New stimulus funds along with accelerated COVID-19 vaccinations contributed to the increased confidence in the economy.  For the first quarter of 2021, the S&P 500 Index was up 5.8% and the Dow Jones Industrial Average was up 7.8%.  Credit markets continue to be driven by worldwide economic news, effects of COVID-19, and demand shifts.  The shape of the yield curve steepened during the quarter as compared to prior quarters.  The 10‑year Treasury bond averaged 1.34% during Q1 2021 compared to 0.86% in Q4 2020, an increase of 48 basis points.  The 2‑year Treasury bond average rate decreased 2 basis points to 0.13%, resulting in a steepening of the yield curve.  The spread between the 10‑year and the 2-year Treasury bonds expanded from 0.71% on average in Q4 to 1.20% in Q1.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Federal Funds rate remained flat at 0.00% to 0.25% for the quarter.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by the pandemic.

Index

		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q1/20	Beg of Q1	1.55	1.58	1.69	1.92	0.34
	Peak	1.59	1.58	1.67	1.88	0.68
	Trough	0.00	0.23	0.37	0.54	0.12
	End of Q1	0.11	0.23	0.37	0.70	0.47
	Average in Q1	1.10	1.08	1.14	1.37	0.28

Q2/20	Beg of Q2	0.11	0.23	0.37	0.70	0.47
	Peak	0.26	0.28	0.48	0.91	0.69
	Trough	0.09	0.13	0.28	0.58	0.38
	End of Q2	0.16	0.16	0.29	0.66	0.50
	Average in Q2	0.14	0.19	0.36	0.69	0.49

Q3/20	Beg of Q3	0.16	0.16	0.29	0.66	0.50
	Peak	0.16	0.17	0.32	0.74	0.60
	Trough	0.09	0.11	0.19	0.52	0.41
	End of Q3	0.10	0.13	0.28	0.69	0.56
	Average in Q3	0.14	0.14	0.27	0.65	0.51

Q4/20	Beg of Q4	0.10	0.13	0.28	0.69	0.56
	Peak	0.12	0.19	0.46	0.98	0.83
	Trough	0.07	0.11	0.27	0.68	0.54
	End of Q4	0.09	0.13	0.36	0.93	0.80
	Average in Q4	0.09	0.15	0.37	0.86	0.71

Q1/21	Beg of Q1	0.09	0.13	0.36	0.93	0.80
	Peak	0.09	0.17	0.92	1.74	1.59
	Trough	0.01	0.09	0.36	0.93	0.82
	End of Q1	0.03	0.16	0.92	1.74	1.58
	Average in Q1	0.05	0.13	0.62	1.34	1.20

The United States economy continued to show improvements heading into 2021 as mentioned above.  Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

TrustCo believes that its long-term focus on traditional banking services and practices historically has enabled the Company to avoid significant impact from asset quality problems, and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  TrustCo has not engaged in the types of high risk loans and investments that have led to the widely reported problems in the industry, particularly those arising during the 2008-2010 financial crisis.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.  Should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of the COVID-19 pandemic or other reasons, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index
In a direct response to the COVID-19 pandemic, on March 27, 2020 Congress passed the CARES Act. As previously noted, included in the CARES Act is support for small businesses, direct payments to lower and middle income families, expanded unemployment insurance, additional funding for health care providers, as well as support for other industries.  The Federal Reserve Board, in an attempt to increase liquidity and promote the normal functioning of financial markets, also provided support by increasing purchases of Treasury securities and agency mortgage-backed securities.

Financial Overview
TrustCo recorded net income of $14.1 million, or $0.146 of diluted earnings per share, for the three months ended March 31, 2021, compared to net income of $13.3 million, or $0.138 of diluted earnings per share, in the same period in 2020.  Return on average assets was 0.96% and 1.03%, respectively, for the three months ended March 31, 2021 and 2020.  Return on average equity was 10.01% and 9.87%, respectively, for the three months ended March 31, 2021 and 2020.

The primary factors accounting for the change in net income for the three months ended March 31, 2021 compared to the same period of the prior year were:

•
A decrease in the cost of interest bearing liabilities of $5.7 million, partially offset by a decrease in income from interest earning assets of $4.1 million, resulted in an increase in taxable equivalent net interest income in the first quarter of 2021 compared to the first quarter of 2020 of $1.6 million.

•	A decrease of $1.7 million in provision for loan losses for the first quarter of 2021 compared to the first quarter 2020.

•
A decrease of $906 thousand in noninterest income for the first quarter of 2021 compared to the first quarter of 2020, primarily driven by a $1.2 million gain on securities transactions in the prior period.

•	An increase of $1.1 million in noninterest expense for the first quarter 2021 compared to the first quarter 2020.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report on Form 10-K for the year ended December 31, 2020 is a description of the effect interest rates had on the results for the year 2020 compared to 2019.  Many of the same market factors discussed in the 2020 Annual Report continued to have a significant impact on results through the first quarter of 2021, as well as the economic effect of COVID-19.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  From December 2015 through December 2018, the U.S. Federal Reserve Board increased its federal funds target rate from a range of 0.00% - 0.25% to a range of 2.25% - 2.50%. Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020 the rate was significantly decreased again as a result of the global pandemic related to COVID-19, and has returned the range of 0.00% to 0.25%.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 58 basis points lower in the first quarter of 2021 relative to the prior year period.  Rates were lower on all interest bearing deposit accounts as a result of repricing over the last year due to the pandemic.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

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

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the ten-year Treasury.  The 10‑year Treasury yield was up 48 basis points, on average, during the first quarter of 2021 compared to the fourth quarter of 2020 and was down 3 basis points as compared to the first quarter of 2020.

Index
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

For the first quarter of 2021, the net interest margin was 2.78%, down 27 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments increased by $617.5 million while the average yield decreased 113 basis points in the first quarter of 2021 compared to the same period in 2020.

•
The average balance of securities available for sale decreased by $57.8 million while the average yield decreased 76 basis points to 1.50%.  The average balance of held to maturity securities decreased by $4.9 million and the average yield decreased 16 basis points to 3.70% for the first quarter of 2021 compared to the same period in 2020.

•	The average loan portfolio grew by $173.3 million to $4.25 billion and the average yield decreased 33 basis points to 3.80% in the first quarter of 2021 compared to the same period in 2020.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $485.5 million and the average rate paid decreased 58 basis points to 0.21% in the first quarter of 2021 compared to the same period in 2020.

During the first quarter of 2021, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

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

Earning Assets
Total average interest earning assets increased from $5.06 billion in the first quarter of 2020 to $5.78 billion in the same period of 2021 with an average yield of 2.95% in the first quarter of 2021 and 3.69% in the first quarter of 2020.  There was a shift in the mix of assets towards a higher proportion of federal funds sold and other short-term investments from securities available for sale, as well as from increases in deposits.  The sharp decrease in the federal funds rate during March of 2020 significantly decreased the average yield on the federal funds sold and other short-term investments from 1.24% in the first quarter of 2020 to 0.11% in the first quarter of 2021, which drove down the overall yield on interest earning assets.     Interest income on average earning assets decreased $4.1 million in the first quarter of 2021 from the prior year period, on a tax equivalent basis, and was primarily driven by the lower market rates as mentioned above.

Loans
The average balance of loans was $4.25 billion in the first quarter of 2021 and $4.08 billion in the comparable period in 2020.  The yield on loans decreased 33 basis points to 3.80%.  The higher average balances did not offset the decrease in yield.

Compared to the first quarter of 2020, the average balance of residential mortgage loans and commercial loans increased while home equity lines of credit and installment loans decreased.  The average balance of residential mortgage loans was $3.79 billion in 2021 compared to $3.60 billion in 2020, an increase of 5.2%.  The average yield on residential mortgage loans decreased by 36 basis points to 3.69% in the first quarter of 2021 compared to 2020.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $14.7 million to an average balance of $212.8 million in the first quarter of 2021 compared to the same period in the prior year, primarily as a result of the remaining PPP loans.  The average yield on this portfolio was up 41 basis points to 5.54% compared to the prior year period, primarily as a result of the origination fees recognized on forgiven PPP loans.  The Company remains selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

Index
The average yield on home equity credit lines decreased 51 basis points to 3.84% during the first quarter of 2021 compared to the prior year period.  The decrease in yield is the result of prime rate decreases which impacted some loans as well as a smaller percentage of lower yielding initial rate balances.  The average balances of home equity lines decreased 10.2% to $238.4 million in the first quarter of 2021 as compared to the prior year.  Customers with home equity lines continue to refinance their balances into fixed rate mortgage loans given the current rate environment and have been less likely to draw on home equity lines due to reduced tax benefits.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2021 was $482.9 million compared to $540.7 million for the comparable period in 2020.  The decrease in the balance reflects routine paydowns, calls and maturities, offset by new investment purchases.  The average yield was 1.50% for the first quarter of 2021 compared to 2.26% for the first quarter of 2020.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized gain in the available for sale securities portfolio was $3.7 million as of March 31, 2021 compared to a net unrealized gain of $9.7million as of December 31, 2020.  The decrease in the net unrealized gains in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $13.3 million for the first quarter of 2021 compared to $18.1 million in the first quarter of 2020.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.70% for the first quarter of 2021 compared to 3.86% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2021, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2021 first quarter average balance of Federal Funds sold and other short-term investments was $1.03 billion, a $617.5 million increase from the $412.1 million average for the same period in 2020.  The yield was 0.11% for the first quarter of 2021 and 1.24% for the comparable period in 2020.  Interest income from this portfolio decreased $1.0 million from $1.3 million in 2020 to approximately $300 thousand in 2021.  The higher average balances did not offset the target rate decreases from early 2020.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $415.3 million to $4.4 billion for the first quarter of 2021 versus the first quarter in the prior year, and the average rate paid decreased from 0.78% for 2020 to 0.20% for 2021.  Total interest expense on these deposits decreased $5.6 million to $2.2 million in the first quarter of 2021 compared to the year earlier period.  From the first quarter of 2020 to the first quarter of 2021, interest bearing checking account average balances were up  24.5%, certificates of deposit average balances were down 7.9%, non‑interest demand average balances were up 46.9%, average savings balances increased 17.8% and money market balances were up 18.1%.  Our growth in deposits came at relatively low cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolio.

At March 31, 2021, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,060,965
1 to 2 years	156,531
2 to 3 years	9,873
3 to 4 years	2,852
4 to 5 years	842
Over 5 years	200
$1,231,263

Average short-term borrowings for the first quarter of 2021 were $223.8 million compared to $153.7 million in the same period in 2020.  The average rate decreased during this period from 0.84% in 2020 to 0.41% in 2021.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Index
Net Interest Income
Taxable equivalent net interest income increased by $1.6 million to $40.1 million in the first quarter of 2021 compared to the same period in 2020.  The net interest spread was down 17 basis points to 2.74% in the first quarter of 2021 compared to the same period in 2020.  As previously noted, the net interest margin was down 27 basis points to 2.78 for the first quarter of 2021 compared to the same period in 2020.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2021:

Nonperforming loans and foreclosed real estate: Total NPLs and non-accrual loans were $21.6 million at March 31, 2021, compared to $21.1 million at December 31, 2020 and $20.7 million at March 31, 2020.  There were no loans at March 31, 2021 and 2020 and December 31, 2020 that were past due 90 days or more and still accruing interest.

At March 31, 2021, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $21.6 million at March 31, 2021, $21.5 million were residential real estate loans, $125 thousand were commercial loans and mortgages and $32 thousand were installment loans, compared to $20.6 million, $452 thousand and $43 thousand, respectively at December 31, 2020.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $2 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2021 compared to net chargeoffs of $138 thousand for the first quarter of 2020.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its deposit franchise area.  At March 31, 2021, 71.7% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 28.3% were in Florida.  Those figures compare to 72.1% and 27.9%, respectively at December 31, 2020.

Economic conditions vary widely by geographic location.   As a percentage of the total nonperforming loans as of March 31, 2021, 7.5% were to Florida borrowers, compared to 92.5% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2021, New York and surrounding areas experienced net recoveries of approximately $48 thousand, compared to net chargeoffs of $2 thousand in Florida.

Other than loans currently identified as nonperforming and loan deferrals as a result of COVID-19, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2021, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a troubled debt restructuring (TDR), as impaired loans.  There were $699 thousand of commercial mortgages and commercial loans classified as impaired as of March 31, 2021 compared to $1.0 million at December 31, 2020.  There were $19.6 million of impaired residential loans at March 31, 2021 and $20.6 million at December 31, 2020.  The average balances of all impaired loans were $20.7 million for the three months of 2021 and $20.8 million for the full year 2020.

As of March 31, 2021 and December 31, 2020, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At March 31, 2021 there was $420 thousand of foreclosed real estate compared to $541 thousand at December 31, 2020.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

Index
The allocation of the allowance for loans losses is as follows:

(dollars in thousands)	March 31, 2021		December 31, 2020
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,886	4.75%	$3,975	4.67%
Real estate - construction	338	0.67%	290	0.58%
Real estate mortgage - 1 to 4 family	41,892	88.86%	41,228	88.81%
Home equity lines of credit	3,443	5.52%	3,597	5.71%
Installment Loans	432	0.20%	505	0.23%
	$49,991	100.00%	$49,595	100.00%

At March 31, 2021, the allowance for loan losses was $50.0 million, compared to $46.2 million at March 31, 2020 and $49.6 million at December 31, 2020.  The allowance represents 1.17% of the loan portfolio as of March 31, 2021 compared to 1.13% at March 31, 2020 and 1.17% at December 31, 2020.

The provision for loan losses was $350 thousand for the quarter ended March 31, 2021 and $2 million for the quarter ended March 31, 2020.  The decrease in the provision is primarily driven by the beginning of the uncertainty in the economic environment resulting from the COVID-19 pandemic in the same period in the prior year. Net recoveries for the three-month period ended March 31, 2021 were $46 thousand and net chargeoffs of $162 thousand for the prior year period.

During the first quarter of 2021, there were no commercial loan chargeoffs and $95 thousand of gross residential mortgage and consumer loan chargeoffs compared with $3 thousand of commercial loan chargeoffs and $217 thousand of gross residential mortgage and consumer loan chargeoffs in the first quarter of 2020.  Gross recoveries during the first quarter of 2021 were $32 thousand for commercial loans and $109 thousand for residential mortgage and consumer loans, compared to $2 thousand for commercial loans and $56 thousand for residential mortgage and consumer loans in the first quarter of 2020.

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

Using this model, the fair value of capital projections as of March 31, 2021 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2021.  The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of March 31, 2021	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	21.60%
+300 BP	21.70
+200 BP	21.60
+100 BP	22.00
Current rates	21.40
-100 BP	18.40

Index
Noninterest Income
Total noninterest income for the first quarter of 2021 and 2020 was $4.4 million and $5.3 million, respectively.  The decrease over the same period in the prior year was primarily related to net gains on securities transactions in the prior year period, partially offset by an increase in financial services income in the current year period.  The fair value of assets under management was $1.04 billion at March 31, 2021 and $997 million as of December 31, 2020 and $786 million at March 31, 2020.

Noninterest Expenses
Total noninterest expenses were $25.3 million for the three months ended March 31, 2021, compared to $24.3 million for the three months ended March 31, 2020.  Significant changes included an increase in salaries and employee benefits primarily as a result of the increase in the Company’s stock price which increased benefit liabilities.  FDIC and other insurance expense also increased primarily as a result of credits in the prior period due to the FDIC reaching the Deposit Reserve Fund reserve ratio.  These increases were partially offset by decreases in equipment expense, and other expense.  Full time equivalent headcount increased from 813 as of March 31, 2020 to 820 as of March 31, 2021.

Income Taxes
In the first quarter of 2021, TrustCo recognized income tax expense of $4.8 million compared to $4.3 million for the first quarter of 2020.  The effective tax rates were 25.3% and 24.4%, respectively, for the first quarters of 2021 and 2020.

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

Total shareholders’ equity at March 31, 2021 was $571.0 million compared to $548.2 million at March 31, 2020.  TrustCo declared a dividend of $0.068125 per share in the first quarter of 2021.  This results in a dividend payout ratio of 46.65% based on first quarter 2021 earnings of $14.1 million.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2021 and December 31, 2020:

(Bank Only)				Minimum for Capital Adequacy plus
	As of March 31, 2021		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$546,391	9.235%	5.000%	4.000%
Common equity tier 1 capital	546,391	18.654	6.500	7.000
Tier 1 risk-based capital	546,391	18.654	8.000	8.500
Total risk-based capital	283,171	19.910	10.000	10.500

				Minimum for Capital Adequacy plus
	As of December 31, 2020		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$539,897	9.378%	5.000%	4.000%
Common equity tier 1 capital	539,897	18.646	6.500	7.000
Tier 1 risk-based capital	539,897	18.646	8.000	8.500
Total risk-based capital	576,257	19.902	10.000	10.500

(Consolidated)

			Minimum for Capital Adequacy plus
	As of March 31, 2021		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$563,210	9.515%	4.000%
Common equity tier 1 capital	563,210	19.223	7.000
Tier 1 risk-based capital	563,210	19.223	8.500
Total risk-based capital	599,999	20.479	10.500

			Minimum for Capital Adequacy plus
	As of December 31, 2020		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$555,672	9.650%	4.000%
Common equity Tier 1 capital	555,672	19.187	7.000
Tier 1 risk-based capital	555,672	19.187	8.500
Total risk-based capital	592,040	20.443	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2021 and December 31, 2020 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at March 31, 2021, Trustco’s consolidated equity to total assets ratio was 9.44% compared to 9.63% at December 31, 2020 and 10.43% at March 31, 2020.

Index
Both TrustCo and Trustco Bank are subject to regulatory capital requirements. The capital rules require the Company’s and the Bank’s capital to exceed the regulatory standards plus a capital conservation buffer in order to avoid constraints on dividends, equity repurchases and certain compensation.  On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk-based capital requirements and, for the first time, subjected the Company to consolidated regulatory capital requirements. Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements. In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses. The new rule was phased-in over several years and has been fully in effect since 2020.

As of March 31, 2021, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current, capital conservation buffer taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At March 31, 2021 and 2020, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 46.65% of net income for the first quarter of 2021 and 49.41% of net income for the first quarter of 2020.  The per-share dividend paid in both the first quarter of 2021, the fourth quarter of 2020, and the first quarter of 2020 was $0.068125. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 8,936 participants.  The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Index
Reverse Stock Split Proposal

On February 16, 2021, the Company announced that the Board of Directors plans to seek approval at the Company’s annual shareholder meeting on May 20, 2021 for a reverse stock split of the Company’s common stock at a ratio of 1 for 5, and, effective at the same time of the reverse stock split, to reduce the number of authorized shares of the Company’s common stock from 150,000,000 to 30,000,000 shares.  The Board of Directors reserves its right to elect not to proceed with the reverse stock split if it determines that implementing a reverse split is no longer in the best interests of TrustCo and its shareholders.

Share Repurchase Program

On June 7, 2019 the Company’s Board of Directors authorized a share repurchase program of up to 1,000,000 shares.  During the three months ended March 31, 2020, the Company repurchased a total of 489 thousand shares at an average price per share of $7.11 for a total of $3.5 million under its Board authorized share repurchase program.  The shares purchased as of March 31, 2020 represent 0.51% of our common shares outstanding.  On April 16, 2020, the Company announced that it had suspended its share repurchase program. On February 18, 2021 the Company’s Board of Directors authorized another share repurchase program of up to 2,000,000 shares, or approximately 2% of its currently outstanding common stock. The Company did not make any repurchases under this authorization during the three months ended March 31, 2021.  If TrustCo’s reverse stock split is consummated, the shares subject to the repurchase program would be proportionately adjusted.

Critical Accounting Policies and Estimates
Pursuant to Securities and Exchange Commission (“SEC”) guidance, management of the Company is encouraged to evaluate and disclose those accounting policies judged to be critical policies ‑ those most important to the portrayal of the Company’s financial condition and results, and that require management’s most difficult subjective or complex judgments.

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover the inherent risk of losses in the loan portfolio and the material effect that such judgments can have on the results of operations.  Included in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020 is a description of the significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

Recent Accounting Pronouncements
Please refer to Note 11 to the consolidated financial statements for a detailed discussion of new accounting pronouncements and their impact on the Company.  As indicated in Note 11, as allowed by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) the Bank elected to delay the adoption of ASU 2016-13, “Financial Instruments – Credit Losses,” until the earlier of the termination of the national emergency concerning COVID-19 or December 31, 2020.  The December 31, 2020 adoption date under the CARES Act was extended to January 1, 2022 as a part of the COVID-19 Relief Bill, which became law in December 2020, and therefore the Company intends to adopt CECL on January 1, 2022.

Index
 TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain, net of tax, in the available for sale portfolio of $4.6 million in 2021 and $4.9 million in 2020.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended March 31, 2021			Three months ended March 31, 2020

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$51,649	$50	0.38%	$92,369	$421	1.82%	$(371)	(133)	(238)
Mortgage backed securities and collateralized mortgage obligations-residential	327,614	1,237	1.51%	371,768	2,113	2.27%	(876)	(229)	(647)
State and political subdivisions	50	1	6.47%	114	2	7.59%	(1)	(1)	-
Corporate bonds	63,334	316	1.99%	28,332	238	3.36%	78	641	(563)
Small Business Administration-guaranteed participation securities	39,582	206	2.09%	47,418	245	2.06%	(39)	(56)	17
Other	686	6	3.50%	685	6	3.50%	-	-	-

Total securities available for sale	482,915	1,816	1.50%	540,686	3,025	2.26%	(1,209)	222	(1,431)

Federal funds sold and other short-term Investments	1,029,570	270	0.11%	412,076	1,267	1.24%	(997)	5,166	(6,163)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	13,273	123	3.70%	18,144	175	3.86%	(52)	(45)	(7)

Total held to maturity securities	13,273	123	3.70%	18,144	175	3.86%	(52)	(45)	(7)

Federal Reserve Bank and Federal Home Loan Bank stock	5,506	69	5.01%	9,183	82	3.57%	(13)	(138)	125

Commercial loans	212,781	2,945	5.54%	198,047	2,542	5.13%	403	196	207
Residential mortgage loans	3,789,256	34,852	3.69%	3,601,728	36,461	4.05%	(1,609)	9,054	(10,663)
Home equity lines of credit	238,379	2,259	3.84%	265,461	2,868	4.35%	(609)	(285)	(324)
Installment loans	8,795	161	7.41%	10,717	192	7.20%	(31)	(65)	34

Loans, net of unearned income	4,249,211	40,217	3.80%	4,075,953	42,063	4.13%	(1,846)	8,900	(10,746)

Total interest earning assets	5,780,475	42,495	2.95%	5,056,042	46,612	3.69%	(4,117)	14,105	(18,222)

Allowance for loan losses	(49,945)			(44,520)
Cash & non-interest earning assets	199,769			193,619

Total assets	$5,930,299			5,205,141

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,084,572	52	0.02%	$871,153	$16	0.01%	36	6	30
Money market accounts	725,570	283	0.16%	614,201	1,096	0.72%	(813)	1,144	(1,957)
Savings	1,315,049	159	0.05%	1,116,558	233	0.08%	(74)	212	(286)
Time deposits	1,261,963	1,666	0.54%	1,369,914	6,391	1.88%	(4,725)	(469)	(4,256)

Total interest bearing deposits	4,387,154	2,160	0.20%	3,971,826	7,736	0.78%	(5,576)	893	(6,469)
Short-term borrowings	223,807	228	0.41%	153,668	322	0.84%	(94)	580	(674)

Total interest bearing liabilities	4,610,961	2,388	0.21%	4,125,494	8,058	0.79%	(5,670)	1,473	(7,143)

Demand deposits	673,428			458,476
Other liabilities	75,143			79,003
Shareholders' equity	570,767			542,168

Total liabilities and shareholders' equity	$5,930,299			$5,205,141

Net interest income , tax equivalent		40,107			38,554		$1,553	12,632	(11,079)

Net interest spread			2.74%			2.91%

Net interest margin (net interest income to total interest earning assets)			2.78%			3.05%

Tax equivalent adjustment		-			(1)

Net interest income		40,107			38,553

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report on Form 10-K as of December 31, 2020, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2021 and 2020, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2021, the Company had an average balance of Federal Funds sold and other short-term investments of $1.0 billion compared to $412.1 million in the first quarter of 2020.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended March 31, 2021:

Issuer Purchases of Common Shares
Period	Total Numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2021 through January 31, 2021	-	N/A	-	-
February 1, 2021 through February 28, 2021	-	N/A	-	-
March 1, 2021 through March 31, 2021	-	N/A	-	-

Total	-	N/A	-	-

(1)
On February 18, 2021 the Company’s Board of Directors authorized another share repurchase program of up to 2,000,000 shares, or approximately 2% of its currently outstanding common stock. If TrustCo’s previous announced reverse stock split is consummated, the then remaining number of shares subject to the repurchase program would be proportionately adjusted.  The Company did not make any repurchases under this authorization during the three months ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Index
Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S-K (Item 601) Exhibit No.	Description

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

Date: May 7, 2021