Form 10-Q
period 2021-06-30
TRUSTCO BANK CORP N Y
filed 2021-08-05
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2021
$1 Par Value	19,264,941

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Interest and dividend income:
Interest and fees on loans	$39,808	41,665	80,025	83,728
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	97	106	147	527
State and political subdivisions	-	2	1	3
Mortgage-backed securities and collateralized mortgage obligations	1,167	1,527	2,404	3,640
Corporate bonds	323	488	639	726
Small Business Administration-guaranteed participation securities	193	229	399	474
Other securities	5	5	11	11
Total interest and dividends on securities available for sale	1,785	2,357	3,601	5,381

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	111	162	234	337
Total interest on held to maturity securities	111	162	234	337

Federal Reserve Bank and Federal Home Loan Bank stock	65	192	134	274
Interest on federal funds sold and other short-term investments	286	193	556	1,460
Total interest income	42,055	44,569	84,550	91,180

Interest expense:
Interest on deposits:
Interest-bearing checking	46	26	98	42
Savings accounts	162	166	321	399
Money market deposit accounts	236	862	519	1,958
Time deposits	1,261	5,599	2,927	11,990
Interest on short-term borrowings	228	235	456	557
Total interest expense	1,933	6,888	4,321	14,946

Net interest income	40,122	37,681	80,229	76,234
Provision for loan losses	-	2,000	350	4,000
Net interest income after provision for loan losses	40,122	35,681	79,879	72,234

Noninterest income:
Trustco financial services income	1,999	1,368	4,034	2,968
Fees for services to customers	2,486	1,807	4,690	4,122
Net gain on securities transactions	-	-	-	1,155
Other	203	251	392	515
Total noninterest income	4,688	3,426	9,116	8,760

Noninterest expenses:
Salaries and employee benefits	12,403	11,648	24,828	23,021
Net occupancy expense	4,328	4,385	8,914	8,691
Equipment expense	1,600	1,606	3,231	3,408
Professional services	1,614	1,182	3,046	2,663
Outsourced services	2,169	1,875	4,419	3,950
Advertising expense	549	601	903	1,089
FDIC and other insurance	777	609	1,484	903
Other real estate (income) expense, net	(60)	(32)	179	162
Other	2,060	2,058	3,771	4,313
Total noninterest expenses	25,440	23,932	50,775	48,200

Income before taxes	19,370	15,175	38,220	32,794
Income taxes	4,937	3,921	9,704	8,227

Net income	$14,433	11,254	28,516	24,567

Net income per share (1):
- Basic	$0.749	0.584	1.479	1.272

- Diluted	$0.748	0.584	1.478	1.272

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Net income	$14,433	11,254	28,516	24,567

Net unrealized holding gain (loss) on securities available for sale	844	927	(5,174)	11,659
Reclassification adjustments for net gain recognized in income	-	-	-	(1,155)
Tax effect	(222)	(242)	1,335	(2,729)

Net unrealized gain (loss) on securities available for sale, net of tax	622	685	(3,839)	7,775

Amortization of net actuarial gain	(169)	(143)	(397)	(309)
Amortization of prior service cost (credit)	102	(49)	50	(98)
Tax effect	17	51	90	107
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans, net of tax	(50)	(141)	(257)	(300)

Other comprehensive income (loss), net of tax	572	544	(4,096)	7,475
Comprehensive income	$15,005	11,798	24,420	32,042

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS:

Cash and due from banks	$47,766	47,196
Federal funds sold and other short term investments	1,134,622	1,059,903
Total cash and cash equivalents	1,182,388	1,107,099

Securities available for sale	482,815	439,071

Held to maturity securities ($12,707 and $14,988 fair value at June 30, 2021 and December 31, 2020, respectively)	11,665	13,824

Federal Reserve Bank and Federal Home Loan Bank stock	5,604	5,506

Loans, net of deferred net costs	4,349,367	4,244,470
Less:
Allowance for loan losses	50,155	49,595
Net loans	4,299,212	4,194,875

Bank premises and equipment, net	33,691	34,412
Operating lease right-of-use assets	45,825	47,885
Other assets	61,378	59,124

Total assets	$6,122,578	5,901,796

LIABILITIES:
Deposits:
Demand	$765,193	652,756
Interest-bearing checking	1,152,901	1,086,558
Savings accounts	1,409,556	1,285,501
Money market deposit accounts	732,963	716,005
Time deposits	1,169,907	1,296,373
Total deposits	5,230,520	5,037,193

Short-term borrowings	237,791	214,755
Operating lease liabilities	50,586	52,784
Accrued expenses and other liabilities	25,088	28,903

Total liabilities	5,543,985	5,333,635

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 30,000,000 shares authorized; 20,040,636 and 20,040,966 shares issued and 19,264,941 and 19,286,531 shares outstanding at June 30, 2021 and December 31, 2020, respectively (1) (2)	20,041	20,041
Surplus (1)	256,536	256,606
Undivided profits	329,350	313,974
Accumulated other comprehensive income, net of tax	7,840	11,936
Treasury stock at cost - 775,695 and 754,435 shares at June 30, 2021 and December 31, 2020, respectively (2)	(35,174)	(34,396)

Total shareholders' equity	578,593	568,161

Total liabilities and shareholders' equity	$6,122,578	5,901,796

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.
(2)	Share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock (1)	Surplus (1)	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2020 (1)	$20,041	256,591	288,067	4,461	(30,903)	538,257
Net income	-	-	13,313	-	-	13,313
Other comprehensive income, net of tax	-	-	-	6,931	-	6,931
Cash dividend declared, $0.340625 per share (2)	-	-	(6,827)	-	-	(6,827)
Purchase of treasury stock (97,800 shares) (2)	-	-	-	-	(3,493)	(3,493)
Stock based compensation expense	-	4	-	-	-	4

Ending balance, March 31, 2020 (1)	$20,041	256,595	294,553	11,392	(34,396)	548,185
Net income	-	-	11,254	-	-	11,254
Other comprehensive income, net of tax	-	-	-	544	-	544
Cash dividend declared, $0.340625 per share (2)	-	-	(6,568)	-	-	(6,568)
Stock based compensation expense	-	6	-	-	-	6

Ending balance, June 30, 2020 (1)	$20,041	256,601	299,239	11,936	(34,396)	553,421

Beginning balance, January 1, 2021 (1)	$20,041	256,606	313,974	11,936	(34,396)	568,161
Net income	-	-	14,083	-	-	14,083
Other comprehensive loss, net of tax	-	-	-	(4,668)	-	(4,668)
Stock options exercised (2,650 shares) (1)	3	68	-	-	-	71
Cash dividend declared, $0.340625 per share (2)	-	-	(6,571)	-	-	(6,571)
Purchase of treasury stock (1,261 shares) (2)	-	-	-	-	(45)	(45)

Ending balance, March 31, 2021 (1)	$20,044	256,674	321,486	7,268	(34,441)	571,031
Net income	-	-	14,433	-	-	14,433
Other comprehensive loss, net of tax	-	-	-	572	-	572
Cash used to settle fractional shares in the Reverse Stock Split	(5)	(195)				(200)
Stock options exercised (2,225 shares) (1)	2	57	-	-	-	59
Cash dividend declared, $0.340625 per share (2)	-	-	(6,569)	-	-	(6,569)
Purchase of treasury stock (20,000 shares) (2)	-	-	-	-	(733)	(733)

Ending balance, June 30, 2021 (1)	$20,041	256,536	329,350	7,840	(35,174)	578,593

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.
(2)	Share amounts and per share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities:
Net income	$28,516	24,567

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,133	1,989
Amortization of right-of-use asset	3,167	3,050
Net gain on sale of other real estate owned	(86)	(158)
Writedown of other real estate owned	121	103
Provision for loan losses	350	4,000
Deferred tax benefit	(19)	(342)
Net amortization of securities	2,099	1,880
Stock based compensation expense	-	10
Net gain on sale of bank premises and equipment	1	-
Net gain on sales of securities	-	(1,155)
(Increase) decrease in taxes receivable	(166)	957
Increase in interest receivable	(62)	(733)
Decrease in interest payable	(227)	(432)
Increase in other assets	(1,610)	(1,127)
Decrease in operating lease liabilities	(3,305)	(3,130)
Decrease in accrued expenses and other liabilities	(3,197)	(1,137)
Total adjustments	(801)	3,775
Net cash provided by operating activities	27,715	28,342

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	76,450	183,835
Proceeds from calls and maturities of held to maturity securities	2,093	1,904
Purchases of securities available for sale	(132,456)	(37,854)
Proceeds from maturities of securities available for sale	5,055	5,000
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(98)	(380)
Proceeds from redemption of Federal Reserve Bank stock	-	4,057
Net increase in loans	(104,687)	(115,972)
Proceeds from dispositions of other real estate owned	255	1,238
Proceeds from dispositions of bank premises and equipment	4	-
Purchases of bank premises and equipment	(1,417)	(1,409)
Net cash (used in) provided by investing activities	(154,801)	40,419

Cash flows from financing activities:
Net increase in deposits	193,327	415,291
Net increase (decrease) in short-term borrowings	23,036	28,612
Proceeds from exercise of stock options	130	-
Stock based award tax withholding payments	-	-
Cash used to settle fractional shares in the Reverse Stock Split	(200)	-
Proceeds from sale of treasury stock	-	-
Purchases of treasury stock	(778)	(3,493)
Dividends paid	(13,140)	(13,181)
Net cash provided by financing activities	202,375	427,229
Net increase in cash and cash equivalents	75,289	495,990
Cash and cash equivalents at beginning of period	1,107,099	456,846
Cash and cash equivalents at end of period	$1,182,388	$952,836

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$4,548	15,378
Income taxes paid	9,665	6,887
Other non cash items:
Transfer of loans to other real estate owned	-	434
Increase in dividends payable	-	214
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(5,174)	10,504
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	1,335	(2,729)
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans	(347)	(407)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	90	107

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2021 is not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020, and the cash flows for the six months ended June 30, 2021 and 2020.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The accompanying unauidted Consolidated Interim Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

Effective as of May 28, 2021, the Company completed a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $1.00 per share, as previously approved by our Board of Directors (the “Board of Directors”) and our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock units under the Company’s equity incentive plans. No fractional shares of common stock were issued in connection with the Reverse Stock Split, and shareholders received cash in lieu of any fractional shares. All references herein to common stock and per share data for all periods presented in these unaudited consolidated interim financial statements and notes thereto, have been retrospectively adjusted to reflect the Reverse Stock Split.

Index

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).

A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2021 and 2020 is as follows:

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Net income	$14,433	11,254	$28,516	24,567
Weighted average common shares (1)	19,281	19,287	19,284	19,316
Stock Options (1)	9	-	8	3
Weighted average common shares including potential dilutive shares (1)	19,290	19,287	19,292	19,319

Basic EPS (1)	$0.749	0.584	$1.479	1.272

Diluted EPS (1)	$0.748	0.584	$1.478	1.272

(1)	Share and per share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

For the three and six months ended June 30, 2021 there were no weighted average antidilutive stock options excluded from dilutive earnings. For the three and six months ended June 30, 2020 the weighted average antidilutive stock options excluded from dilutive earnings were approximately 90 thousand shares. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and six months ended June 30, 2021 and 2020 for its pension and other postretirement benefit plans:
	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2021	2020	2021	2020

Service (credit) cost	$(11)	7	26	21
Interest cost	212	272	39	58
Expected return on plan assets	(662)	(691)	(290)	(296)
Amortization of net loss (gain)	-	5	(169)	(148)
Amortization of prior service cost (credit)	-	-	102	(49)
Net periodic benefit	$(461)	(407)	(292)	(414)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2021	2020	2021	2020

Service cost	$-	19	48	40
Interest cost	428	538	83	112
Expected return on plan assets	(1,423)	(1,510)	(617)	(592)
Amortization of net loss (gain)	-	5	(397)	(314)
Amortization of prior service cost (credit)	-	-	50	(98)
Net periodic benefit	$(995)	(948)	(833)	(852)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2021.  As of June 30, 2021, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$74,972	-	393	74,579
State and political subdivisions	48	-	-	48
Mortgage backed securities and collateralized mortgage obligations - residential	312,052	5,083	1,479	315,656
Corporate bonds	54,516	495	364	54,647
Small Business Administration - guaranteed participation securities	36,004	1,195	-	37,199
Other	686	-	-	686
Total Securities Available for Sale	$478,278	6,773	2,236	482,815

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$20,000	-	32	19,968
State and political subdivisions	103	-	-	103
Mortgage backed securities and collateralized mortgage obligations - residential	308,432	7,749	23	316,158
Corporate bonds	59,185	916	162	59,939
Small Business Administration - guaranteed participation securities	40,955	1,262	-	42,217
Other	685	1	-	686

Total securities available for sale	$429,360	9,928	217	439,071

Index
The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2021, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$14,239	14,466
Due in one year through five years	110,975	110,485
Due after five years through ten years	5,009	5,009
Mortgage backed securities and collateralized mortgage obligations - residential	312,051	315,656
Small Business Administration - guaranteed participation securities	36,004	37,199
	$478,278	482,815

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$69,579	393	-	-	69,579	393
Mortgage backed securities and collateralized mortgage obligations - residential	102,192	1,479	-	-	102,192	1,479
Corporate bonds	20,091	301	4,937	63	25,028	364

Total	$191,862	2,173	4,937	63	196,799	2,236

	December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$19,968	32	-	-	19,968	32
Mortgage backed securities and collateralized mortgage obligations - residential	19,471	22	-	-	19,471	22
Corporate bonds	14,901	99	4,937	63	19,838	162

Total	$54,340	153	4,937	63	59,277	216

Index
The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,
(dollars in thousands)	2021	2020

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	39,630	85,472
Proceeds from maturities	5,000	-
Gross realized gains	-	-
Gross realized losses	-	-

	Six months ended June 30,
(dollars in thousands)	2021	2020

Proceeds from sales	$-	$29,219
Proceeds from calls/paydowns	76,450	154,616
Proceeds from maturities	5,055	5,000
Gross realized gains	-	1,155
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and six months ended June 30, 2021 and 2020.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$11,665	1,042	-	12,707

Total held to maturity	$11,665	1,042	-	12,707

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$13,824	1,164	-	14,988

Total held to maturity	$13,824	1,164	-	14,988

Index
The following table distributes the debt securities included in the held to maturity portfolio as of  June 30, 2021, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$11,665	12,707
	$11,665	12,707

All held to maturity securities are held at cost on the financial statements.  There were no gross unrecognized losses on held to maturity securities as of June 30, 2021 and December 31, 2020.

There were no sales or transfers of held to maturity securities during the three months ended June 30, 2021 and 2020.
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

As of June 30, 2021, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

Index

U.S. government sponsored enterprises: In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021.

Mortgage backed securities and collateralized mortgage obligations – residential:  At June 30, 2021, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at June 30, 2021.

Corporate Bonds:  At June 30, 2021, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021.

Index

(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	June 30, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$146,430	18,393	164,823
Other	48,733	608	49,341
Real estate mortgage - 1 to 4 family:
First mortgages	2,662,813	1,165,274	3,828,087
Home equity loans	50,593	13,671	64,264
Home equity lines of credit	181,921	52,293	234,214
Installment	6,946	1,692	8,638
Total loans, net	$3,097,436	1,251,931	4,349,367
Less: Allowance for loan losses			50,155
Net loans			$4,299,212

	December 31, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$148,775	18,666	167,441
Other	44,932	119	45,051
Real estate mortgage - 1 to 4 family:
First mortgages	2,606,781	1,098,915	3,705,696
Home equity loans	59,400	15,071	74,471
Home equity lines of credit	193,654	48,540	242,194
Installment	7,810	1,807	9,617
Total loans, net	$3,061,352	1,183,118	4,244,470
Less: Allowance for loan losses			49,595
Net loans			$4,194,875

* Includes New York, New Jersey, Vermont and Massachusetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $32.5 million and $28.9 million as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company had approximately $33.1 million and $24.7 million of real estate construction loans, respectively. Of the $33.1 million in real estate construction loans at June 30, 2021, approximately $16.9 million are secured by first mortgages to residential borrowers while approximately $16.2 million were to commercial borrowers for residential construction projects.  Of the $24.7 million in real estate construction loans at December 31, 2020, approximately $10.5 million are secured by first mortgages to residential borrowers while approximately $14.2 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

Index
TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following table presents the recorded investment in non-accrual loans by loan class:

	June 30, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$80	-	80
Other	70	-	70
Real estate mortgage - 1 to 4 family:
First mortgages	15,431	1,969	17,400
Home equity loans	76	46	122
Home equity lines of credit	2,959	127	3,086
Installment	43	-	43
Total non-accrual loans	18,659	2,142	20,801
Restructured real estate mortgages - 1 to 4 family	20	-	20
Total nonperforming loans	$18,679	2,142	20,821

	December 31, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$372	-	372
Other	80	-	80
Real estate mortgage - 1 to 4 family:
First mortgages	16,637	1,010	17,647
Home equity loans	80	47	127
Home equity lines of credit	2,662	130	2,792
Installment	43	-	43
Total non-accrual loans	19,874	1,187	21,061
Restructured real estate mortgages - 1 to 4 family	23	-	23
Total nonperforming loans	$19,897	1,187	21,084

* Includes New York, New Jersey, Vermont and Massachusetts..

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  As of June 30, 2021 and December 31, 2020, other real estate owned included $251 thousand and $541 thousand of residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $11.1 million and $11.6 million, respectively, as of June 30, 2021 and December 31, 2020.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of June 30, 2021 and December 31, 2020:

	June 30, 2021
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$188	-	-	188	146,242	146,430
Other	-	-	69	69	48,664	48,733
Real estate mortgage - 1 to 4 family:
First mortgages	2,142	545	10,897	13,584	2,649,229	2,662,813
Home equity loans	109	136	-	245	50,348	50,593
Home equity lines of credit	128	-	1,426	1,554	180,367	181,921
Installment	14	2	1	17	6,929	6,946

Total	$2,581	683	12,393	15,657	3,081,779	3,097,436

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	18,393	18,393
Other	-	-	-	-	608	608
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	1,437	1,437	1,163,837	1,165,274
Home equity loans	-	-	-	-	13,671	13,671
Home equity lines of credit	-	-	-	-	52,293	52,293
Installment	7	9	-	16	1,676	1,692

Total	$7	9	1,437	1,453	1,250,478	1,251,931

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$188	-	-	188	164,635	164,823
Other	-	-	69	69	49,272	49,341
Real estate mortgage - 1 to 4 family:
First mortgages	2,142	545	12,334	15,021	3,813,066	3,828,087
Home equity loans	109	136	-	245	64,019	64,264
Home equity lines of credit	128	-	1,426	1,554	232,660	234,214
Installment	21	11	1	33	8,605	8,638

Total	$2,588	692	13,830	17,110	4,332,257	4,349,367

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

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2021 and December 31, 2020, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended June 30, 2021
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,052	45,507	432	49,991
Loans charged off:
New York and other states*	-	20	1	21
Florida	-	-	-	-
Total loan chargeoffs	-	20	1	21

Recoveries of loans previously charged off:
New York and other states*	-	156	28	184
Florida	-	1	-	1
Total recoveries	-	157	28	185
Net loans (recoveries) charged off	-	(137)	(27)	(164)
(Credit) provision for loan losses	54	(27)	(27)	-
Balance at end of period	$4,106	45,617	432	50,155

	For the three months ended June 30, 2020
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,960	41,643	552	46,155
Loans charged off:
New York and other states*	-	22	49	71
Florida	-	-	-	-
Total loan chargeoffs	-	22	49	71

Recoveries of loans previously charged off:
New York and other states*	6	49	5	60
Florida	-	-	-	-
Total recoveries	6	49	5	60
Net loans (recoveries) charged off	(6)	(27)	44	11
(Credit) provision for loan losses	400	1,604	(4)	2,000
Balance at end of period	$4,366	43,274	504	48,144

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the six months ended June 30, 2021
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,950	505	49,595
Loans charged off:
New York and other states*	-	106	8	114
Florida	-	-	2	2
Total loan chargeoffs	-	106	10	116

Recoveries of loans previously charged off:
New York and other states*	32	244	49	325
Florida	-	1	-	1
Total recoveries	32	245	49	326
Net loans charged off (recoveries)	(32)	(139)	(39)	(210)
Provision (credit) for loan losses	(66)	528	(112)	350
Balance at end of period	$4,106	45,617	432	50,155

	For the six months ended June 30, 2020
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,999	39,748	570	44,317
Loans charged off:
New York and other states*	3	213	56	272
Florida	-	-	19	19
Total loan chargeoffs	3	213	75	291

Recoveries of loans previously charged off:
New York and other states*	8	100	8	116
Florida	-	2	-	2
Total recoveries	8	102	8	118
Net loans charged off (recoveries)	(5)	111	67	173
Provision for loan losses	362	3,637	1	4,000
Balance at end of period	$4,366	43,274	504	48,144

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,106	45,617	432	50,155

Total ending allowance balance	$4,106	45,617	432	50,155

Loans:
Individually evaluated for impairment	$670	19,383	-	20,053
Collectively evaluated for impairment	213,494	4,107,182	8,638	4,329,314

Total ending loans balance	$214,164	4,126,565	8,638	4,349,367

	December 31, 2020
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,140	44,950	505	49,595

Total ending allowance balance	$4,140	44,950	505	49,595

Loans:
Individually evaluated for impairment	$1,028	20,553	-	21,581
Collectively evaluated for impairment	211,464	4,001,808	9,617	4,222,889

Total ending loans balance	$212,492	4,022,361	9,617	4,244,470

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at June 30, 2021 and December 31, 2020 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of June 30, 2021 and December 31, 2020:

	June 30, 2021
New York and other states*:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$506	598	-	1,129
Other	69	69	-	110
Real estate mortgage - 1 to 4 family:
First mortgages	14,158	14,478	-	14,050
Home equity loans	213	213	-	235
Home equity lines of credit	2,036	2,176	-	2,253

Total	$16,982	17,534	-	17,777

Florida:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$95	95	-	105
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,720	2,720	-	2,583
Home equity loans	-	-	-	14
Home equity lines of credit	256	256	-	246

Total	$3,071	3,071	-	2,948

Total:
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$601	693	-	1,234
Other	69	69	-	110
Real estate mortgage - 1 to 4 family:
First mortgages	16,878	17,198	-	16,633
Home equity loans	213	213	-	249
Home equity lines of credit	2,292	2,432	-	2,499

Total	$20,053	20,605	-	20,725

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

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three and six months ended June 30, 2021 and 2020.

Index
As of June 30, 2021 and December 31, 2020 impaired loans included approximately $11.3 million and $11.7 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of June 30, 2021 and December 31, 2020, based upon management’s evaluation and due to the sufficiency of charge offs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 6/30/2021			Three months ended 6/30/2020

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2	368	368	2	294	294
Home equity loans	1	2	2	-	-	-
Home equity lines of credit	2	59	59	1	50	50

Total	5	$429	429	3	$344	344

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	78	78	3	446	446
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	1	$78	78	3	$446	446

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Six months ended 6/30/2021			Six months ended 6/30/2020

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2	368	368	3	457	457
Home equity loans	1	2	2	-	-	-
Home equity lines of credit	2	59	59	2	119	119

Total	5	$429	429	5	$576	576

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	78	78	4	592	592
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	1	$78	78	4	$592	592

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

Index
During the three months ended June 30, 2021 and 2020 there were no TDR’s that defaulted which had been modified during the last twelve months.  The following table presents, by class, TDR’s that defaulted during the six months ended June 30, 2021 and 2020 which had been modified within the last twelve months:

	Three months ended 6/30/2021		Three months ended 6/30/2020
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	1	195
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	-	$-	1	$195

:Florida
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	-	$-	-	$-

* Includes New York, New Jersey, Vermont and Massachusetts.

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  Loan modifications and payment deferrals made pursuant to COVID 19 as of June 30, 2021 were not material.

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

As of June 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2021

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$143,928	2,502	146,430
Other	48,536	197	48,733

	$192,464	2,699	195,163

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$17,833	560	18,393
Other	608	-	608

	$18,441	560	19,001

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$161,761	3,062	164,823
Other	49,144	197	49,341

	$210,905	3,259	214,164

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

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $444 thousand and $796 thousand at June 30, 2021 and December 31, 2020, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools as of June 30, 2021 and December 31, 2020 is included in the aging of the recorded investment of the past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools as of June 30, 2021 and December 31, 2020 is presented in the non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2021 and 2020.

	Fair Value Measurements at
	June 30, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises	$74,579	$-	$74,579	$-
State and political subdivisions	48	-	48	-
Mortgage backed securities and collateralized mortgage obligations - residential	315,656	-	315,656	-
Corporate bonds	54,647	-	54,647	-
Small Business Administration- guaranteed participation securities	37,199	-	37,199	-
Other securities	686	-	686	-

Total securities available for sale	$482,815	$-	$482,815	$-

	Fair Value Measurements at
	December 31, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$19,968	$-	$19,968	$-
State and political subdivisions	103	-	103	-
Mortgage backed securities and collateralized mortgage obligations - residential	316,158	-	316,158	-
Corporate bonds	59,939	-	59,939	-
Small Business Administration- guaranteed participation securities	42,217	-	42,217	-
Other securities	686	-	686	-

Total securities available for sale	$439,071	$-	$439,071	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$251	$-	$-	$251	Sales comparison approach	Adjustments for differences between comparable sales	3% - 21% (10%)

Impaired loans:
Real estate mortgage -1 to 4 family	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

	Fair Value Measurements at
	December 31, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$541	$-	$-	$541	Sales comparison approach	Adjustments for differences between comparable sales	1% - 7% (2%)

Impaired loans:
Real estate mortgage -1 to 4 family	211	-	-	211	Sales comparison	Adjustments for differences between comparable sales	11% - 12% (12%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $251 thousand at June 30, 2021 and consisted of residential real estate properties.  There were no commercial real estate properties. There were valuation charges of $121 thousand are included in earnings for the six months ended June 30, 2021.

Of the total impaired loans of $20.1 million at June 30, 2021, there are no impairments that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2021. There were no gross charge offs related to residential impaired loans included in the table above for the three and six months ended June 30, 2021.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $541 thousand at December 31, 2020 and consisted only residential real estate properties.  A valuation charge of $120 thousand is included in earnings for the year ended December 31, 2020.

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

Index
In accordance with FASB Topic 825, Financial Instruments (‘‘ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2021 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,182,388	1,182,388	-	-	1,182,388
Securities available for sale	482,815	-	482,815	-	482,815
Held to maturity securities	11,665	-	12,707	-	12,707
Federal Home Loan Bank stock	5,604	N/A	N/A	N/A	N/A
Net loans	4,299,212	-	-	4,377,125	4,377,125
Accrued interest receivable	10,093	43	1,473	8,577	10,093
Financial liabilities:
Demand deposits	765,193	765,193	-	-	765,193
Interest bearing deposits	4,465,327	3,295,420	1,170,612	-	4,466,032
Short-term borrowings	237,791	-	237,791	-	237,791
Accrued interest payable	247	35	212	-	247

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2020 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,107,099	1,107,099	-	-	1,107,099
Securities available for sale	439,071	-	439,071	-	439,071
Held to maturity securities	13,824	-	14,988	-	14,988
Federal Reserve Bank and Federal
Home Loan Bank stock	5,506	N/A	N/A	N/A	N/A
Net loans	4,194,875	-	-	4,287,585	4,287,585
Accrued interest receivable	10,031	39	1,458	8,534	10,031
Financial liabilities:
Demand deposits	652,756	652,756	-	-	652,756
Interest bearing deposits	4,384,437	3,088,064	1,298,375	-	4,386,439
Short-term borrowings	214,755	-	214,755	-	214,755
Accrued interest payable	474	68	406	-	474

Index

(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 6/30/2021
(dollars in thousands)	Balance at 4/1/2021	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2021	Balance at 6/30/2021

Net unrealized holding loss on securities available for sale, net of tax	$2,725	622	-	622	3,347
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,541)	-	(50)	(50)	(1,591)

Accumulated other comprehensive loss, net of tax	$7,268	622	(50)	572	7,840

	Three months ended 6/30/2020
(dollars in thousands)	Balance at 4/1/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2020	Balance at 6/30/2020

Net unrealized holding (gain) loss on securities available for sale, net of tax	$7,376	685	-	685	8,061
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	(824)	-	(141)	(141)	(965)

Accumulated other comprehensive income (loss), net of tax	$11,392	685	(141)	544	11,936

	Six months ended 6/30/2021
(dollars in thousands)	Balance at 1/1/2021	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2021	Balance at 6/30/2021

Net unrealized holding loss on securities available for sale, net of tax	$7,186	(3,839)	-	(3,839)	3,347
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,334)	-	(257)	(257)	(1,591)

Accumulated other comprehensive loss, net of tax	$11,936	(3,839)	(257)	(4,096)	7,840

	Six months ended 6/30/2020
(dollars in thousands)	Balance at 1/1/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2020	Balance at 6/30/2020

Net unrealized holding loss on securities available for sale, net of tax	$286	8,630	(855)	7,775	8,061
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(665)	-	(300)	(300)	(965)

Accumulated other comprehensive loss, net of tax	$4,461	8,630	(1,155)	7,475	11,936

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020:

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020	Affected Line Item in Financial Statements
Net unrealized holding gain on securities available for sale
Realized gain on securities transactions	$-	-	$-	1,155	Net gain on securities transactions
Income tax effect	-	-	-	(300)	Income taxes
Net of tax	-	-	-	855

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$169	143	$397	309	Salaries and employee benefits
Amortization of prior service (cost) credit	(102)	49	(50)	98	Salaries and employee benefits
Income tax benefit	(17)	(51)	(90)	(107)	Income taxes
Net of tax	50	141	257	300

Total reclassifications, net of tax	$50	141	$257	1,155

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months and six months ended June 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-interest income
Service Charges on Deposits
Overdraft fees	$612	$452	$1,229	$1,325
Other	492	382	961	811
Interchange Income	1,380	931	2,533	1,877
Net gain on securities transactions (a)	-	-	–	1,155
Wealth management fees	1,999	1,368	4,034	2,968
Other (a)	205	293	359	624

Total non-interest income	$4,688	$3,426	$9,116	$8,760

(a)	Not within the scope of ASC 606.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2021 the Company did not have any leases with terms of twelve months or less.

Index
As of June 30, 2021 the Company has three leases that the construction has not started yet. At June 30, 2021 lease expiration dates ranged from six months to 23.3 years and have a weighted average remaining lease term of 8.9 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Other information related to leases was as follows:

(dollars in thousands)	Three months ended June 30,
	2021	2020
Operating lease cost	$2,003	1,932
Variable lease cost	507	675

Total Lease costs	$2,510	2,607

(dollars in thousands)	Six months ended June 30,
	2021	2020
Operating lease cost	$4,019	3,927
Variable lease cost	1,009	1,155

Total Lease costs	$5,028	5,082

(dollars in thousands)	Six months ended June 30,
	2021	2020
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,074	4,010

Right-of-use assets obtained in exchange for lease obligations:	1,107	287

Weighted average remaining lease term	8.9 years	9.0 years
Weighted average discount rate	3.13%	3.25%

Index
Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

(dollars in thousands)

Year ending December 31,
2021(a)	$4,092
2022	7,780
2023	7,475
2024	7,350
2025	6,976
Thereafter	24,616
Total lease payments	$58,289
Less: Interest	7,703

Present value of lease liabilities	$50,586

(a)	Excluding the six months ended June 30, 2021.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations.  Total lease payments from the Company to those entities, which are included in the table above, owed at June 30, 2021, were $3.8 million, which includes interest in the amount of $552 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action. As of June 30, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits. If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial statements. As of June, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. There are no conditions or events since that notification that management believes have changed the Bank’s category

Index
The Bank and the Company reported the following capital ratios as of June 30, 2021 and December 31, 2020:

(Bank Only)
				Minimum for Capital Adequacy plus Capital Conservation
	As of June 30, 2021		Well

(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$553,229	9.093%	5.000%	4.000%
Common equity tier 1 capital	553,229	18.731	6.500	7.000
Tier 1 risk-based capital	553,229	18.731	8.000	8.500
Total risk-based capital	590,313	19.987	10.000	10.500

	As of December 31, 2020		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$539,897	9.378%	5.000%	4.000%
Common equity tier 1 capital	539,897	18.646	6.500	7.000
Tier 1 risk-based capital	539,897	18.646	8.000	8.500
Total risk-based capital	576,257	19.902	10.000	10.500

(Consolidated)
	As of June 30, 2021		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$570,200	9.369%	4.000%
Common equity tier 1 capital	$570,200	19.301	7.000
Tier 1 risk-based capital	$570,200	19.301	8.500
Total risk-based capital	$607,293	20.556	10.500

	As of December 31, 2020		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$555,672	9.650%	4.000%
Common equity Tier 1 capital	555,672	19.187	7.000
Tier 1 risk-based capital	555,672	19.187	8.500
Total risk-based capital	592,040	20.443	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2021 and December 31, 2020 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

(11) New Accounting Pronouncements

In September 2016, the FASB released ASU 2016-13, “Financial Instruments - Credit Losses” (referred to as “CECL”) which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

Index
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

(12) Risks and Uncertainties

Beginning in March 2020, the Company experienced negative impacts to its business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19.  In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. The Company has evaluated the impact of the effects of COVID-19 and determined that there have been no lasting material or systematic adverse impacts on the Company’s June 30, 2021 financial statements, except for the increase in the allowance for loan losses since the inception of the pandemic. As of June 30, 2021, the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios, as well as the ability of the Company and the Bank to pay dividends or make other distributions, could be adversely impacted by unanticipated credit losses. At this time, we do not believe there exists any impairment to our goodwill, long-lived assets, right of use assets, held to maturity investment securities, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets and continue to negatively impact net interest income, provision for loan losses, and noninterest income.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. As of June 30, 2021, loans in deferral were not material.

Index

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of June 30, 2021, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2021 and June 30, 2020 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2021 and June 30, 2020, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2021

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

Index
Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 2021 and 2020.

Introduction

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and six month periods ended June 30, 2021, with comparisons to the corresponding period in 2020, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2020 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2021, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

COVID-19 Impact

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s balance sheets and results of operations as of and for the three month and six month periods ended June 30, 2021, except for the increase in the allowance for loan losses since the inception of the pandemic.  At this time, it is difficult to quantify the impact COVID-19 will have on future periods.

The following is a description of the impact the COVID-19 global pandemic is having on certain elements of our business:

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020 and agreed with many borrowers to modify their loans. Modifications included the deferral of principal and/or interest payments for terms generally up to 90 days. Requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted in March 2020, or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period.  Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  As of June 30, 2021, loans in deferral as a result of COVID-19 were not material.

Index
Paycheck Protection Program (“PPP”) and Liquidity

As part of the CARES Act, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. The Company began accepting applications on April 3, 2020.  The Bank had originally funded 663 PPP loans totaling $46 million in 2020, and an additional 343 loans totaling $23 million in the first half of 2021.  As of June 30, 2021, 526 PPP loans totaling $32 million remain outstanding.  The Company receives loan origination fees which are recognized over the life of the loan and apply the effective yield method.

On April 9, 2020, the FDIC, Federal Reserve and OCC created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We do not intend to utilize the liquidity relief offered by the PPPLF as we do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations.

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

Preventative measures

The Company has instituted preventative measures at branch and back office locations to protect the health of both the customers and our employees, including regular deep cleaning of facilities, adhering to CDC guidelines and practicing “social distancing.”  These additional expenses did not have a material impact on the Company for the three month and six month periods of 2021.

Index
Federal Reserve Actions

The Federal Reserve Board has taken several actions to support the flow of credit to households and businesses.  Some of these pertinent actions include:

•	The establishment of the Commercial Paper Funding Facility, the Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility;
•	The expansion of central bank liquidity swap lines;
•	Steps to enhance the availability and ease terms for borrowing at the discount window;
•	The elimination of reserve requirements;
•	Guidance encouraging banks to be flexible with customers experiencing financial challenges related to the coronavirus and to utilize their liquidity and capital buffers in doing so;
•	Expand access to its PPPLF for additional SBA-qualified lenders; and
•	Statements encouraging the use of daylight credit at the Federal Reserve.

Economic Overview

During the second quarter of 2021, financial markets kept the momentum from the first quarter of 2021 with stocks making solid gains.  Several states pushed for relief of the pandemic related constraints and the increased availability of COVID-19 vaccinations continued to contribute to the increased confidence in the economy.  For the second quarter of 2021, the S&P 500 Index was up 8.2% and the Dow Jones Industrial Average was up 4.6%.  Credit markets continue to be driven by worldwide economic news, effects of COVID-19, and demand shifts.  The shape of the yield curve flattened during the quarter after it steepened in the first quarter of 2021.  The 10‑year Treasury bond averaged 1.59% during Q2 2021 compared to 1.34% in Q1 2021, an increase of 25 basis points.  The 2‑year Treasury bond average rate increased 4 basis points to 0.17%.  The spread between the 10‑year and the 2-year Treasury bonds expanded from 1.20% on average in Q1 to 1.42% in Q2.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Federal Funds rate remained flat at 0.00% to 0.25% for the quarter.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by the pandemic.

Index

		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q2/20	Beg of Q2	0.11	0.23	0.37	0.70	0.47
	Peak	0.26	0.28	0.48	0.91	0.69
	Trough	0.09	0.13	0.28	0.58	0.38
	End of Q2	0.16	0.16	0.29	0.66	0.50
	Average in Q2	0.14	0.19	0.36	0.69	0.49

Q3/20	Beg of Q3	0.16	0.16	0.29	0.66	0.50
	Peak	0.16	0.17	0.32	0.74	0.60
	Trough	0.09	0.11	0.19	0.52	0.41
	End of Q3	0.10	0.13	0.28	0.69	0.56
	Average in Q3	0.14	0.14	0.27	0.65	0.51

Q4/20	Beg of Q4	0.10	0.13	0.28	0.69	0.56
	Peak	0.12	0.19	0.46	0.98	0.83
	Trough	0.07	0.11	0.27	0.68	0.54
	End of Q4	0.09	0.13	0.36	0.93	0.80
	Average in Q4	0.09	0.15	0.37	0.86	0.71

Q1/21	Beg of Q1	0.09	0.13	0.36	0.93	0.80
	Peak	0.09	0.17	0.92	1.74	1.59
	Trough	0.01	0.09	0.36	0.93	0.82
	End of Q1	0.03	0.16	0.92	1.74	1.58
	Average in Q1	0.05	0.13	0.62	1.34	1.20

Q2/21	Beg of Q2	0.03	0.16	0.92	1.74	1.58
	Peak	0.06	0.28	0.97	1.73	1.56
	Trough	0.01	0.13	0.73	1.45	1.19
	End of Q2	0.05	0.25	0.87	1.45	1.20
	Average in Q2	0.03	0.17	0.84	1.59	1.42

The United States economy continued to show improvements in heading into 2021 as mentioned above.  Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

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

Financial Overview

TrustCo recorded net income of $14.4 million, or $0.748 of diluted earnings per share, for the three months ended June 30, 2021, compared to net income of $11.3 million, or $0.584 of diluted earnings per share, in the same period in 2020.  For all periods presented, share and per share information has been adjusted for the Reverse Stock Split.  Return on average assets was 0.95% and 0.82%, respectively, for the three-months ended June 30, 2021 and 2020.  Return on average equity was 10.05% and 8.21%, respectively, for the three-months ended June 30, 2021 and 2020.

The primary factors accounting for the change in net income for the three months ended June 30, 2021 compared to the same period of the prior year were:

•
A decrease in the cost of interest bearing liabilities of $5.0 million, partially offset by a decrease in income from interest earning assets of $2.5 million, resulted in an increase in taxable equivalent net interest income in the second quarter of 2021 compared to the second quarter of 2020 of $2.4 million.

•
A decrease of $2.0 million in provision for loan losses for the second quarter of 2021 compared to the second quarter 2020 as a result of the beginning of the uncertainty surrounding the pandemic in the prior year.

•
An increase of $1.3 million in noninterest income for the second quarter of 2021 compared to the second quarter 2020.  The increase is primarily driven by higher financial services income due to higher market values of managed asset balances, as well as increased fees from customers.

•	An increase of $1.5 million in noninterest expense for the second quarter of 2021 compared to the second quarter 2020.

TrustCo recorded net income of $28.5 million, or $1.478 of diluted earnings per share, for the six‑months ended June 30, 2021, compared to net income of $24.6 million, or $1.272 of diluted earnings per share, in the same period in 2020.  Return on average assets was 0.96% and 0.92%, respectively, for the six-months ended June 30, 2021 and 2020.  Return on average equity was 10.03% and 9.04%, respectively, for the six-months ended June 30, 2021 and 2020.

Asset/Liability Management

The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short-term and long-term basis.

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, by the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2020 is a description of the effect interest rates had on the results for the year 2020 compared to 2019.  Many of the same market factors discussed in the 2020 Annual Report continued to have a significant impact on results through the second quarter of 2021, as well as the economic effect of COVID-19.

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

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the ten-year Treasury.  The 10‑year Treasury yield increased 73 basis points, on average, during the second quarter of 2021 compared to the fourth quarter of 2020 and increased 90 basis points as compared to the second quarter of 2020.

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

For the second quarter of 2021, the net interest margin was 2.70%, down 11 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments increased by $399.3 million while the average yield decreased 1 basis point in the second quarter of 2021 compared to the same period in 2020.

•
The average balance of securities available for sale increased by $42.9 million while the average yield decreased 64 basis points to 1.44%.  The average balance of held to maturity securities decreased by $5.0 million and the average yield decreased 8 basis points to 3.67% for the second quarter of 2021 compared to the same period in 2020.

•	The average loan portfolio grew by $158.6 million to $4.31 billion and the average yield decreased 32 basis points to 3.70% in the second quarter of 2021 compared to the same period in 2020.

•
The average balance of interest bearing liabilities increased $364.8 million and the average rate paid decreased 47 basis points to 0.17% in the second quarter of 2021 compared to the same period in 2020.

Index
During the second quarter of 2021, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

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

Earning Assets

Total average interest earning assets increased from $5.35 billion in the second quarter of 2020 to $5.95 billion in the same period of 2021 with an average yield of 2.83% in the second quarter of 2021 and 3.33% in the second quarter of 2020.  There was a shift in the mix of assets towards a higher proportion of federal funds sold and other short-term investments as a result of the increase in deposits. There was a sharp decrease in the federal funds rate during March of 2020 significantly reducing the average yield on the federal funds sold and other short-term investments. Since then the rate has remained low through the second quarter 2021 decreasing slightly by 1 basis point to 0.10% from 0.11% in the second quarter of 2020. Interest income on average earning assets decreased from $44.6 million in the second quarter of 2020 to $42.1 million in the second quarter of 2021, on a tax equivalent basis, and was primarily driven by the lower rates on securities available for sale and loans.

Loans

The average balance of loans was $4.31 billion in the second quarter of 2021 and $4.15 billion in the comparable period in 2020.  The yield on loans was down 32 basis points to 3.70%.  Interest income on loans was $39.8 million in the second quarter of 2021 down $1.9 million from the same period in 2020.

Compared to the second quarter of 2020, the average balance of residential mortgage loans increased $193.9 million while the average balance of commercial loans decreased $8.1 million.  The average balance of residential mortgage loans was $3.85 billion in the second quarter of 2021 compared to $3.65 billion in 2020, an increase of 5.3%.  The average yield on residential mortgage loans decreased by 36 basis points to 3.62% in the second quarter of 2021 compared to 2020.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming an eventual rise in long-term interest rates, the Company anticipates that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $8.1 million to an average balance of $214.9 million in the second quarter of 2021 compared to the same period in the prior year, primarily as a result of the forgiven PPP loans.  The average yield on this portfolio was up 17 basis points to 4.85% compared to the prior year period, primarily as a result of the origination fees recognized on forgiven PPP loans. The Company remains selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines decreased 11 basis points to 3.78% during the second quarter of 2021 compared to the year earlier period. The average balances of home equity credit lines decreased 9.8% to $234.5 million in the second quarter of 2021 as compared to the prior year.  Customers with home equity lines continue to refinance their balances into fixed rate mortgage loans given the current rate environment and have been less likely to draw on home equity lines due to receipt of COVID-19 stimulus payments and reduced tax benefits.

Securities Available for Sale

The average balance of the securities available for sale portfolio for the second quarter of 2021 was $496.9 million compared to $454.0 million for the comparable period in 2020.  The increasing balance reflects new investment purchases offset by paydowns, calls and maturities.  The current interest rate environment has significantly contributed to more bonds being called.  The average yield was 1.44% for the second quarter of 2021 compared to 2.08% for the second quarter of 2020.  This portfolio is primarily comprised of agency, mortgage backed securities and collateral mortgage obligation bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in accumulated other comprehensive loss, net of tax.

The net unrealized gain in the available for sale securities portfolio was $4.5 million as of June 30, 2021 compared to a net unrealized gain of $9.7 million as of December 31, 2020.  The decrease in the net unrealized gains in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities

The average balance of held to maturity securities was $12.2 million for the second quarter of 2021 compared to $17.2 million in the second quarter of 2020.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.67% for the second quarter of 2021 compared to 3.75% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2021, this portfolio consisted solely of agency issued mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Index
Federal Funds Sold and Other Short-term Investments

The 2021 second quarter average balance of Federal Funds sold and other short‑term investments was $1.1 billion, a $399.3 million increase from the $727.0 million average for the same period in 2020.  The yield was 0.10% for the second quarter of 2021 and 0.11% for the comparable period in 2020.  Interest income from this portfolio increased $93 thousand from $193 thousand in 2020 to $286 thousand in 2021.  The higher average balances offset the 1 basis point decrease in yield.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $304.2 million to $4.5 billion for the second quarter of 2021 versus the second quarter in the prior year, and the average rate paid decreased from 0.64% for 2020 to 0.15% for 2021.  Total interest expense on these deposits decreased from $6.7 million to $1.7 million in the second quarter of 2021 compared to the year earlier period.  From the second quarter of 2020 to the second quarter of 2021, interest bearing demand account average balances were up 20.6%, certificates of deposit average balances were down 13.9%, non-interest demand average balances were up 37.1%, average savings balances increased 18.4% and money market balances were up 13.6%.   Our growth in deposits came at relatively low cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolios.

At June 30, 2021, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,070,842
1 to 2 years	86,555
2 to 3 years	9,338
3 to 4 years	2,229
4 to 5 years	784
Over 5 years	159
$1,169,907

Average short-term borrowings for the second quarter were $233.4 million in 2021 compared to $172.8 million in 2020.  The average rate decreased during this time period from 0.55% in 2020 to 0.39% in 2021.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income

Taxable equivalent net interest income increased by $2.4 million to $40.1 million in the second quarter of 2021 compared to the same period in 2020.  The net interest spread was down 3 basis points to 2.66% in the second quarter of 2021 compared to the same period in 2020. As previously noted, the net interest margin was down 11 basis points to 2.70% for the second quarter of 2021 compared to the same period in 2020.

Taxable equivalent net interest income increased by $4.0 million to $80.2 million in the first six-months of 2021 compared to the same period in 2020.  The net interest spread was down 10 basis points to 2.70% in the first six-months of 2021 compared to the same period in 2020.  Net interest margin was down 19 basis points to 2.74% for the first six‑months of 2021 compared to the same period in 2020.

Nonperforming Assets

Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.    As of June 30, 2021, there were $1.9 million pandemic related deferrals that have been recorded as NPLs and $2.0 million as troubled debt restructurings (“TDRs”).

The following describes the nonperforming assets of TrustCo as of June 30, 2021:

Nonperforming loans and foreclosed real estate: Total NPLs were $20.8 million at June 30, 2021, compared to $21.1 million at December 31, 2020 and $21.9 million at June 30, 2020.  There were also $20.8 million of non-accrual loans at June 30, 2021 compared to $21.1 million at December 31, 2020 and $21.9 million at June 30, 2020.  There were no loans at June 30, 2021 and 2020 and December 31, 2020 that were past due 90 days or more and still accruing interest.

At June 30, 2021, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $20.8 million at June 30, 2021, $20.6 million were residential real estate loans, $150 thousand were commercial loans and mortgages and $43 thousand were installment loans, compared to $20.6 million, $452 thousand and $43 thousand, respectively, at December 31, 2020.

Index
A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $137 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2021 compared to net recoveries $27 thousand for the second quarter of 2020.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.  TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and Florida, and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process. The collateral on nonaccrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.  Additionally, due to the recent COVID-19 pandemic, the Bank is monitoring recent regulatory mandates by state in regards to a moratorium on foreclosures.

The Company originates loans throughout its branch franchise area.  At June 30, 2021, 71.2% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 28.8% were in Florida.  Those figures compare to 72.1% and 27.9%, respectively, at December 31, 2020.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of June 30, 2021, 10.3% were to Florida borrowers, compared to 89.7% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2021, New York and surrounding areas experienced net recoveries of approximately $163 thousand  and Florida experienced net recoveries of $1 thousand for the second quarter of 2021.

Other than loans currently identified as nonperforming and loan deferrals as a result of COVID-19, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2021, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a TDR, as impaired loans.  There were $670 thousand of commercial mortgages and commercial loans classified as impaired as of June 30, 2021 compared to $1.0 million at December 31, 2020.  There were $19.4 million of impaired residential loans at June 30, 2021 and $20.6 million at December 31, 2020.  The average balances of all impaired loans were $20.7 million for the six months of 2021 and $20.8 million for the full year 2020.

As of June 30, 2021 and December 31, 2020, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

Index
At June 30, 2021 there was $251 thousand of foreclosed real estate compared to $541 thousand at December 31, 2020.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of June 30, 2021		As of December 31, 2020
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,920	4.55%	$3,975	4.67%
Real estate - construction	381	0.76%	290	0.58%
Real estate mortgage - 1 to 4 family	42,068	89.10%	41,228	88.81%
Home equity lines of credit	3,354	5.39%	3,597	5.71%
Installment Loans	432	0.20%	505	0.23%
	$50,155	100.00%	$49,595	100.00%
At June 30, 2021, the allowance for loan losses was $50.2 million, compared to $48.1 million at June 30, 2020 and $49.6 million at December 31, 2020.  The allowance represents 1.15% of the loan portfolio as of both June 30, 2021 and 2020, and 1.17% at December 31, 2020.

There was no provision for loan losses for the quarter ended June 30, 2021 compared to provision for loan losses of $2 million for the quarter ended June 30, 2020.  The decrease is primarily driven by the recovery in the current economic environment from COVID-19.  Net recoveries for the three-month period ended June 30, 2020 were $164 thousand compared to net chargeoffs of $11 thousand for the prior year period.

During the second quarter of 2021, there were no commercial loan net recoveries, $137 thousand of net residential mortgage recoveries and $27 thousand of consumer loan net recoveries, compared with $6 thousand of net commercial loan recoveries, $27 thousand of residential mortgage net recoveries, offset by $44 thousand of consumer loan net chargeoffs for the same period prior year.

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

Using this model, the fair value of capital projections as of June 30, 2021 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2021. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of June 30, 2021	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	21.30%
+300 BP	21.30
+200 BP	21.20
+100 BP	21.30
Current rates	20.50
-100 BP	17.30

Index
Noninterest Income

Total noninterest income for the second quarter of 2021 was $4.7 million compared to $3.4 million for the same period in the prior year.  Financial services income was up $631 thousand to $2.0 million in the second quarter of 2021 as compared to the year-ago period, primarily as a result of higher asset market values under management.  Fees for services to customers were up $679 thousand over the same period in the prior year, primarily as a result of more overdraft fees and interchange income.   The fair value of assets under management was $1.1 billion at June 30, 2021, $996.7 million as of December 31, 2020, and $880 million at June 30, 2020.

For the six months ended June 30, 2021 total noninterest income was $9.1 million, up $356 thousand compared to the prior year period.   The increase is also primarily the result of more financial services income as a result of higher asset market values under management, more interchange income, partially offset by net gains on securities transactions of $1.2 million in the prior period.

Noninterest Expenses

Total noninterest expenses were $25.4 million for the three-months ended June 30, 2021, compared to $23.9 million for the three-months ended June 30, 2020.  Significant changes included a $755 thousand increase in salaries and employment benefits, a $432 thousand increase in professional services, and a $294 thousand increase in outsourced services. Full time equivalent headcount was 806 as of June 30, 2020, 778 as of December 31, 2020, and 769 as of June 30, 2021.  Full time equivalent employees decreased from the prior year partially due to a strategic realignment and the impact of COVID-19 on the labor market.

Total noninterest expenses were $50.8 million for the six-months ended June 30, 2021, compared to $48.2 million for the six-months ended June 30, 2020.  Significant changes included an increase of $1.8 million in salaries and employee benefits, a $383 thousand increase in professional services, a $469 thousand increase in outsourced services, a $581 thousand increase FDIC and other insurance expense as a result of credits in the prior period due to the FDIC reaching the Deposit Reserve Fund reserve ratio, partially offset by a $186 thousand decrease in advertising expense, and a decrease of $542 thousand in other expenses.

Income Taxes

In the second quarter of 2021, TrustCo recognized income tax expense of $4.9 million compared to $3.9 million for the second quarter of 2020.  The effective tax rates were 25.5% and 25.8% for the second quarters of 2021 and 2020, respectively.  For the first six-months, income taxes were $9.7 million and $8.2 million in 2021 and 2020, respectively. The effective tax rates were 25.4% and 25.1% of 2021 and 2020, respectively.

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

Index
Total shareholders’ equity at June 30, 2021 was $578.6 million compared to $553.4 million at June 30, 2020. TrustCo declared a dividend of $0.340625 per share in the second quarter of 2021 and is adjusted for the Reverse Stock Split which occurred on May 28, 2021.  This results in a dividend payout ratio of 45.51% based on second quarter 2021 earnings of $14.4 million.

The Bank and the Company reported the following capital ratios as of June 30, 2021 and December 31, 2020:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of June 30, 2021		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$553,229	9.093%	5.000%	4.000%
Common equity tier 1 capital	553,229	18.731	6.500	7.000
Tier 1 risk-based capital	553,229	18.731	8.000	8.500
Total risk-based capital	590,313	19.987	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2020		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$539,897	9.378%	5.000%	4.000%
Common equity tier 1 capital	539,897	18.646	6.500	7.000
Tier 1 risk-based capital	539,897	18.646	8.000	8.500
Total risk-based capital	576,257	19.902	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of June 30, 2021		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$570,200	9.369%	4.000%
Common equity tier 1 capital	570,200	19.301	7.000
Tier 1 risk-based capital	570,200	19.301	8.500
Total risk-based capital	607,293	20.556	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2020		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$555,672	9.650%	4.000%
Common equity Tier 1 capital	555,672	19.187	7.000
Tier 1 risk-based capital	555,672	19.187	8.500
Total risk-based capital	592,040	20.443	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2021 and December 31, 2020 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
In addition, at June 30, 2021, the consolidated equity to total assets ratio was 9.45%, compared to 9.63% at December 31, 2020 and 9.75% at June 30, 2020.

Both TrustCo and Trustco Bank are subject to regulatory capital requirements. On January 1, 2015, a new capital rule took effect that revised the federal bank regulatory agencies’ risk-based capital requirements and, for the first time, subjected the Company to consolidated regulatory capital requirements. Among other matters, the rule also established a new common equity Tier 1 minimum capital requirement of 4.5% of risk-weighted assets, increased the minimum Tier 1 capital to risk-based assets requirement from 4.0% to 6.0% of risk-weighted assets, changed the risk-weightings of certain assets, and changed what qualifies as capital for purposes of meeting the various capital requirements. In addition, the Company and the Bank are required to maintain additional levels of Tier 1 common equity (the capital conservation buffer) over the minimum risk-based capital levels before they may pay dividends, repurchase shares, or pay discretionary bonuses. The new rule was phased-in over several years and was fully in effect.

As of June 30, 2021, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer is taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At June 30, 2021 and 2020, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 45.51% of net income for the second quarter of 2021 and 58.37% of net income for the second quarter of 2020. The per-share dividend paid in the second quarter of 2021 and 2020 was $0.340625 and is adjusted for the Reverse Stock Split.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 7,293 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Index
Reverse Stock Split

On February 16, 2021, the Company announced that the Board of Directors planned to seek shareholder approval for a reverse stock split of the Company’s common stock at a ratio of 1 for 5, and, effective at the same time of the reverse stock split, to reduce the number of authorized shares of the Company’s common stock from 150,000,000 to 30,000,000 shares.  On May 20, 2021 the Reverse Stock Split was approved at the annual shareholder meeting.  All references herein to common stock and per share data for all periods presented have been retrospectively adjusted to reflect the Reverse Stock Split.

Share Repurchase Program

On June 7, 2019 the Company’s Board of Directors authorized a share repurchase program of up to 1,000,000 shares.  During the three months ended March 31, 2020, the Company repurchased a total of 489 thousand shares at an average price per share of $7.11 for a total of $3.5 million under its Board authorized share repurchase program.  The shares purchased as of March 31, 2020 represented .51% of our common shares outstanding.  On April 16, 2020 the Company announced that it has suspended its share repurchase program.  On February 18, 2021 the Company’s Board of Directors authorized another share repurchase program of up to 2,000,000 shares and was adjusted to 400,000 shares as a result of the approval of the Reverse Stock Split, and represents approximately 2% of its currently outstanding common stock.  During the three months ended June 30, 2021, the Company repurchased a total of 20 thousand shares at an average price per share of $36.59 for a total of $733 thousand under its Board authorized share repurchase program.

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

Recent Accounting Pronouncements

Please refer to Note 11 to the consolidated financial statements for a detailed discussion of new accounting pronouncements and their impact on the Company.  As indicated in Note 11, as allowed by the CARES Act the Bank elected to delay the adoption of ASU 2016-13, “Financial Instruments – Credit Losses,” until the earlier of the termination of the national emergency concerning COVID-19 or December 31, 2020.  The December 31, 2020 adoption date under the CARES Act was extended to January 1, 2022 as a part of the COVID-19 Relief Bill, which became law in December 2020, and therefore the Company intends to adopt CECL on January 1, 2022.

Index

TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain, net of tax, in the available for sale portfolio of $3.8 million in 2021 and $8.2 million in 2020.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended June 30, 2021			Three months ended June 30, 2020

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$74,971	$97	0.52%	$23,291	$106	1.83%	$(9)	455	(464)
Mortgage backed securities and collateralized mortgage obligations-residential	327,332	1,167	1.43%	333,122	1,527	1.83%	(360)	(26)	(334)
State and political subdivisions	48	-	-%	110	2	7.90%	(2)	(1)	(1)
Corporate bonds	57,021	323	2.27%	51,494	488	3.79%	(165)	296	(461)
Small Business Administration-guaranteed participation securities	36,839	193	2.09%	45,260	229	2.03%	(36)	(76)	40
Other	686	5	2.92%	685	5	2.92%	-	-	-

Total securities available for sale	496,897	1,785	1.44%	453,962	2,357	2.08%	(572)	648	(1,220)

Federal funds sold and other short-term Investments	1,126,298	286	0.10%	727,006	193	0.11%	93	187	(94)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	12,179	111	3.67%	17,199	162	3.75%	(51)	(47)	(4)

Total held to maturity securities	12,179	111	3.67%	17,199	162	3.75%	(51)	(47)	(4)

Federal Reserve Bank and Federal Home Loan Bank stock	5,598	65	4.64%	9,332	192	8.23%	(127)	(61)	(66)

Commercial loans	214,912	2,608	4.85%	223,002	2,610	4.68%	(2)	(385)	383
Residential mortgage loans	3,847,274	34,836	3.62%	3,653,342	36,365	3.98%	(1,529)	9,143	(10,672)
Home equity lines of credit	234,476	2,211	3.78%	260,029	2,515	3.89%	(304)	(238)	(66)
Installment loans	8,349	153	7.34%	10,044	175	7.02%	(22)	(68)	46

Loans, net of unearned income	4,305,011	39,808	3.70%	4,146,417	41,665	4.02%	(1,857)	8,452	(10,309)

Total interest earning assets	5,945,983	42,055	2.83%	5,353,916	44,569	3.33%	(2,514)	9,179	(11,693)

Allowance for loan losses	(50,196)			(46,832)
Cash & non-interest earning assets	197,561			195,815

Total assets	$6,093,348			5,502,899

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,149,296	46	0.02%	$953,299	$26	0.01%	20	6	14
Money market accounts	729,136	236	0.13%	641,593	862	0.54%	(626)	706	(1,332)
Savings	1,382,604	162	0.05%	1,167,844	166	0.06%	(4)	138	(142)
Time deposits	1,198,064	1,261	0.42%	1,392,136	5,599	1.62%	(4,338)	(688)	(3,650)

Total interest bearing deposits	4,459,100	1,705	0.15%	4,154,872	6,653	0.64%	(4,948)	162	(5,110)
Short-term borrowings	233,426	228	0.39%	172,834	235	0.55%	(7)	297	(304)

Total interest bearing liabilities	4,692,526	1,933	0.17%	4,327,706	6,888	0.64%	(4,955)	459	(5,414)

Demand deposits	751,719			548,178
Other liabilities	73,368			75,603
Shareholders' equity	575,735			551,412

Total liabilities and shareholders' equity	$6,093,348			$5,502,899

Net interest income , tax equivalent		40,122			37,681		$2,441	8,720	(6,279)

Net interest spread			2.66%			2.69%

Net interest margin (net interest income to total interest earning assets)			2.70%			2.81%

Tax equivalent adjustment		-			-

Net interest income		40,122			37,681

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $4.2 million in 2021 and $6.6 million in 2020.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Six months ended June 30, 2021			Six months ended June 30, 2020

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$63,374	147	0.46%	$57,830	527	1.82%	$(380)	136	(516)
Mortgage backed securities and collateralized mortgage obligations-residential	327,472	2,404	1.47%	352,445	3,640	2.07%	(1,236)	(243)	(993)
State and political subdivisions	49	1	6.60%	112	4	7.74%	(3)	(2)	(1)
Corporate bonds	60,160	639	2.12%	39,913	726	3.64%	(87)	618	(705)
Small Business Administration-guaranteed participation securities	38,203	399	2.09%	46,339	474	2.05%	(75)	(101)	26
Other	687	11	3.20%	685	11	3.21%	-	-	-

Total securities available for sale	489,945	3,601	1.47%	497,324	5,382	2.16%	(1,781)	408	(2,189)

Federal funds sold and other short-term Investments	1,078,201	556	0.10%	569,541	1,460	0.52%	(904)	2,038	(2,942)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	12,723	234	3.68%	17,671	337	3.81%	(103)	(92)	(11)

Total held to maturity securities	12,723	234	3.68%	17,671	337	3.81%	(103)	(92)	(11)

Federal Reserve Bank and Federal Home Loan Bank stock	5,552	134	4.83%	9,258	274	5.92%	(140)	(96)	(44)

Commercial loans	213,853	5,554	5.19%	210,524	5,152	4.89%	402	82	320
Residential mortgage loans	3,818,426	69,687	3.65%	3,627,535	72,826	4.02%	(3,139)	8,623	(11,762)
Home equity lines of credit	236,417	4,471	3.81%	262,745	5,383	4.12%	(912)	(521)	(391)
Installment loans	8,573	313	7.37%	10,380	367	7.11%	(54)	(89)	35

Loans, net of unearned income	4,277,269	80,025	3.75%	4,111,184	83,728	4.08%	(3,703)	8,095	(11,798)

Total interest earning assets	5,863,690	84,550	2.89%	5,204,978	91,181	3.51%	(6,631)	10,353	(16,984)

Allowance for loan losses	(50,071)			(45,676)
Cash & non-interest earning assets	197,682			194,718

Total assets	$6,011,301			$5,354,020

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,117,113	98	0.02%	$912,226	42	0.01%	56	10	46
Money market accounts	727,363	519	0.14%	627,897	1,958	0.63%	(1,439)	798	(2,237)
Savings	1,349,013	321	0.05%	1,142,201	399	0.07%	(78)	147	(225)
Time deposits	1,229,838	2,927	0.48%	1,381,025	11,990	1.75%	(9,063)	(1,188)	(7,875)

Total interest bearing deposits	4,423,327	3,865	0.18%	4,063,349	14,389	0.71%	(10,524)	(233)	(10,291)
Short-term borrowings	228,643	456	0.40%	163,251	557	0.69%	(101)	413	(514)

Total interest bearing liabilities	4,651,970	4,321	0.19%	4,226,600	14,946	0.71%	(10,625)	180	(10,805)

Demand deposits	712,790			503,327
Other liabilities	73,276			77,303
Shareholders' equity	573,265			546,790

Total liabilities and shareholders' equity	$6,011,301			$5,354,020

Net interest income , tax equivalent		80,229			76,235		$3,994	10,173	(6,179)

Net interest spread			2.70%			2.80%

Net interest margin (net interest income to total interest earning assets)			2.74%			2.93%

Tax equivalent adjustment		-			(1)

Net interest income		80,229			76,234

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2020, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month month periods ended June 30, 2021 and 2020, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2021, the Company had an average balance of Federal Funds sold and other short-term investments of $1.1 billion compared to $727.0 million in the second quarter of 2020.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended June 30, 2021:

Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2021 through April 30, 2021	-	N/A	-	-
May 1, 2021 through May 31, 2021	-	N/A	-	-
June 1, 2021 through June 30, 2021	20,000	$36.59	20,000	380,000
Total	20,000	$36.59	20,000	380,000

(1)
On February 18, 2021 the Company’s Board of Directors authorized another share repurchase program of up to 400,000 shares as adjusted for the Reverse Stock Split, or approximately 2% of its currently outstanding common stock.  The Company commenced repurchases under the program during the quarter ended June 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Index
Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

Date: August 5, 2021