Form 10-Q
period 2021-09-30
TRUSTCO BANK CORP N Y
filed 2021-11-05
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2021
$1 Par Value	19,218,501

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Interest and dividend income:
Interest and fees on loans	$39,488	41,330	119,513	125,058
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	91	14	238	541
State and political subdivisions	1	1	2	4
Mortgage-backed securities and collateralized mortgage obligations	1,038	1,319	3,442	4,959
Corporate bonds	220	646	859	1,372
Small Business Administration-guaranteed participation securities	181	216	580	690
Other securities	5	5	16	16
Total interest and dividends on securities available for sale	1,536	2,201	5,137	7,582

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	104	138	338	475
Total interest on held to maturity securities	104	138	338	475

Federal Reserve Bank and Federal Home Loan Bank stock	64	77	198	351
Interest on federal funds sold and other short-term investments	470	242	1,026	1,702
Total interest income	41,662	43,988	126,212	135,168

Interest expense:
Interest on deposits:
Interest-bearing checking	38	55	136	97
Savings accounts	154	161	475	560
Money market deposit accounts	202	637	721	2,595
Time deposits	1,149	4,749	4,076	16,739
Interest on short-term borrowings	232	221	688	778
Total interest expense	1,775	5,823	6,096	20,769

Net interest income	39,887	38,165	120,116	114,399
(Credit) Provision for loan losses	(2,800)	1,000	(2,450)	5,000
Net interest income after provision for loan losses	42,687	37,165	122,566	109,399

Noninterest income:
Trustco financial services income	1,558	1,784	5,592	4,752
Fees for services to customers	2,531	2,292	7,221	6,414
Net gain on securities transactions	-	-	-	1,155
Other	206	265	598	780
Total noninterest income	4,295	4,341	13,411	13,101

Noninterest expenses:
Salaries and employee benefits	11,909	10,899	36,737	33,920
Net occupancy expense	4,259	4,277	13,173	12,968
Equipment expense	1,628	1,607	4,859	5,015
Professional services	1,483	1,311	4,529	3,974
Outsourced services	2,015	1,875	6,434	5,825
Advertising expense	310	305	1,213	1,394
FDIC and other insurance	746	660	2,230	1,563
Other real estate expense (income), net	32	(115)	211	47
Other	2,315	1,855	6,086	6,168
Total noninterest expenses	24,697	22,674	75,472	70,874

Income before taxes	22,285	18,832	60,505	51,626
Income taxes	5,523	4,761	15,227	12,988

Net income	$16,762	14,071	45,278	38,638

Net income per share (1):
- Basic	$0.871	0.730	2.349	2.002

- Diluted	$0.871	0.730	2.349	2.001

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net income	$16,762	14,071	45,278	38,638

Net unrealized holding (loss) gain on securities available for sale	(765)	(267)	(5,939)	11,392
Reclassification adjustments for net gain recognized in income	-	-	-	(1,155)
Tax effect	199	69	1,534	(2,660)

Net unrealized (loss) gain on securities available for sale, net of tax	(566)	(198)	(4,405)	7,577

Amortization of net actuarial gain	(137)	(222)	(534)	(531)
Amortization of prior service cost (credit)	177	(49)	227	(147)
Tax effect	(10)	70	80	177
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans, net of tax	30	(201)	(227)	(501)

Other comprehensive (loss) income, net of tax	(536)	(399)	(4,632)	7,076
Comprehensive income	$16,226	13,672	40,646	45,714

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS:

Cash and due from banks	$45,486	47,196
Federal funds sold and other short term investments	1,147,853	1,059,903
Total cash and cash equivalents	1,193,339	1,107,099

Securities available for sale	434,552	439,071

Held to maturity securities ($11,646 and $14,988 fair value at September 30, 2021 and December 31, 2020, respectively)	10,701	13,824

Federal Reserve Bank and Federal Home Loan Bank stock	5,604	5,506

Loans, net of deferred net costs	4,396,729	4,244,470
Less:
Allowance for loan losses	47,350	49,595
Net loans	4,349,379	4,194,875

Bank premises and equipment, net	33,233	34,412
Operating lease right-of-use assets	45,836	47,885
Other assets	62,191	59,124

Total assets	$6,134,835	5,901,796

LIABILITIES:
Deposits:
Demand	$790,663	652,756
Interest-bearing checking	1,148,593	1,086,558
Savings accounts	1,433,130	1,285,501
Money market deposit accounts	744,051	716,005
Time deposits	1,124,581	1,296,373
Total deposits	5,241,018	5,037,193

Short-term borrowings	230,770	214,755
Operating lease liabilities	50,515	52,784
Accrued expenses and other liabilities	25,849	28,903

Total liabilities	5,548,152	5,333,635

SHAREHOLDERS' EQUITY:
Capital stock par value $1; 30,000,000 shares authorized; 20,041,796 and 20,040,966 shares issued and 19,216,101 and 19,286,531 shares outstanding at September 30, 2021 and December 31, 2020, respectively (1) (2)	20,042	20,041
Surplus (1)	256,565	256,606
Undivided profits	339,554	313,974
Accumulated other comprehensive income, net of tax	7,304	11,936
Treasury stock at cost - 825,695 and 754,435 shares at September 30, 2021 and December 31, 2020, respectively (2)	(36,782)	(34,396)

Total shareholders' equity	586,683	568,161

Total liabilities and shareholders' equity	$6,134,835	5,901,796

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.
(2)	Share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock (1)	Surplus (1)	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2020 (1)	$20,041	256,591	288,067	4,461	(30,903)	538,257
Net income	-	-	13,313	-	-	13,313
Other comprehensive income, net of tax	-	-	-	6,931	-	6,931
Cash dividend declared, $0.340625 per share (2)	-	-	(6,827)	-	-	(6,827)
Purchase of treasury stock (97,800 shares) (2)	-	-	-	-	(3,493)	(3,493)
Stock based compensation expense	-	4	-	-	-	4

Ending balance, March 31, 2020 (1)	$20,041	256,595	294,553	11,392	(34,396)	548,185
Net income	-	-	11,254	-	-	11,254
Other comprehensive income, net of tax	-	-	-	544	-	544
Cash dividend declared, $0.340625 per share (2)	-	-	(6,568)	-	-	(6,568)
Stock based compensation expense	-	6	-	-	-	6

Ending balance, June 30, 2020 (1)	$20,041	256,601	299,239	11,936	(34,396)	553,421
Net income	-	-	14,071	-	-	14,071
Other comprehensive income, net of tax	-	-	-	(399)	-	(399)
Cash dividend declared, $0.340625 per share (2)	-	-	(6,569)	-	-	(6,569)
Stock based compensation expense	-	4	-	-	-	4

Ending balance, September 30, 2020 (1)	$20,041	256,605	306,741	11,537	(34,396)	560,528

Beginning balance, January 1, 2021 (1)	$20,041	256,606	313,974	11,936	(34,396)	568,161
Net income	-	-	14,083	-	-	14,083
Other comprehensive loss, net of tax	-	-	-	(4,668)	-	(4,668)
Stock options exercised (2,650 shares) (1)	3	68	-	-	-	71
Cash dividend declared, $0.340625 per share (2)	-	-	(6,571)	-	-	(6,571)
Purchase of treasury stock (1,261 shares) (2)	-	-	-	-	(45)	(45)

Ending balance, March 31, 2021 (1)	$20,044	256,674	321,486	7,268	(34,441)	571,031
Net income	-	-	14,433	-	-	14,433
Other comprehensive loss, net of tax	-	-	-	572	-	572
Cash used to settle fractional shares in the Reverse Stock Split	(5)	(195)	-	-	-	(200)
Stock options exercised (2,225 shares) (1)	2	57	-	-	-	59
Cash dividend declared, $0.340625 per share (2)	-	-	(6,569)	-	-	(6,569)
Purchase of treasury stock (20,000 shares) (2)	-	-	-	-	(733)	(733)

Ending balance, June 30, 2021 (1)	$20,041	256,536	329,350	7,840	(35,174)	578,593
Net income	-	-	16,762	-	-	16,762
Other comprehensive loss, net of tax	-	-	-	(536)	-	(536)
Stock options exercised (1,160 shares)	1	29	-	-	-	30
Cash dividend declared, $0.340625 per share	-	-	(6,558)	-	-	(6,558)
Purchase of treasury stock (50,000 shares)	-	-	-	-	(1,608)	(1,608)

Ending balance, September 30, 2021 (1)	$20,042	256,565	339,554	7,304	(36,782)	586,683

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.
(2)	Share amounts and per share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities:
Net income	$45,278	38,638

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,184	3,003
Amortization of right-of-use asset	4,745	4,588
Net gain on sale of other real estate owned	(86)	(332)
Writedown of other real estate owned	121	120
(Credit) provision for loan losses	(2,450)	5,000
Deferred tax benefit	(1,247)	(1,199)
Net amortization of securities	3,113	2,703
Stock based compensation expense	-	14
Net gain on sales of securities	-	(1,155)
(Increase) decrease in taxes receivable	(463)	570
Decrease (increase) in interest receivable	673	(180)
Decrease in interest payable	(249)	(682)
Increase in other assets	(1,442)	(1,201)
Decrease in operating lease liabilities	(4,965)	(4,715)
(Decrease) increase in accrued expenses and other liabilities	(2,106)	2,734
Total adjustments	(1,172)	9,268
Net cash provided by operating activities	44,106	47,906

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	123,550	226,886
Proceeds from calls and maturities of held to maturity securities	3,028	3,398
Purchases of securities available for sale	(136,543)	(103,991)
Proceeds from maturities of securities available for sale	8,555	5,000
Purchases of Federal Reserve Bank and Federal Home Loan Bank stock	(98)	(380)
Proceeds from redemption of Federal Reserve Bank stock	-	4,057
Net increase in loans	(152,314)	(152,987)
Proceeds from dispositions of other real estate owned	255	1,802
Proceeds from dispositions of bank premises and equipment	6	-
Purchases of bank premises and equipment	(2,011)	(2,798)
Net cash used in investing activities	(155,572)	(19,013)

Cash flows from financing activities:
Net increase in deposits	203,825	449,034
Net increase in short-term borrowings	16,015	44,789
Proceeds from exercise of stock options	160	-
Cash used to settle fractional shares in the Reverse Stock Split	(200)	-
Purchases of treasury stock	(2,386)	(3,493)
Dividends paid	(19,708)	(19,750)
Net cash provided by financing activities	197,706	470,580
Net increase in cash and cash equivalents	86,240	499,473
Cash and cash equivalents at beginning of period	1,107,099	456,846
Cash and cash equivalents at end of period	$1,193,339	$956,319

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$6,345	21,451
Income taxes paid	15,430	12,274
Other non cash items:
Transfer of loans to other real estate owned	260	434
(Decrease) Increase in dividends payable	(10)	214
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(5,939)	10,237
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	1,534	(2,660)
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans	(307)	(678)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	80	177

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2021 is not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020, and the cash flows for the nine months ended September 30, 2021 and 2020.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

Index

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2021 and 2020 is as follows:

(in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Net income	$16,762	14,071	$45,278	38,638
Weighted average common shares (1)	19,249	19,287	19,272	19,306
Stock Options (1)	3	1	6	2
Weighted average common shares including potential dilutive shares (1)	19,252	19,288	19,278	19,308

Basic EPS (1)	$0.871	0.730	$2.349	2.002

Diluted EPS (1)	$0.871	0.730	$2.349	2.001

(1)	Share and per share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

For the three and nine months ended September 30, 2021 there were 60 thousand weighted average antidilutive stock options excluded from dilutive earnings. For the three and nine months ended September 30, 2020 the weighted average antidilutive stock options excluded from dilutive earnings were approximately 90 thousand shares. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented and have been adjusted to reflect the Reverse Stock Split.

Index

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended September 30, 2021 and 2020 for its pension and other postretirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2021	2020	2021	2020

Service (credit) cost	$-	9	9	15
Interest cost	214	269	60	40
Expected return on plan assets	(712)	(755)	(274)	(296)
Amortization of net loss (gain)	-	(5)	(137)	(217)
Amortization of prior service cost (credit)	-	-	177	(49)
Net periodic benefit	$(498)	(482)	(165)	(507)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2021	2020	2021	2020

Service cost	$-	28	57	55
Interest cost	642	807	143	152
Expected return on plan assets	(2,135)	(2,265)	(891)	(887)
Amortization of net loss (gain)	-	-	(534)	(531)
Amortization of prior service cost (credit)	-	-	227	(147)
Net periodic benefit	$(1,493)	(1,430)	(998)	(1,358)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2021.  As of September 30, 2021, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	September 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$59,974	-	225	59,749
State and political subdivisions	48	-	-	48
Mortgage backed securities and collateralized mortgage obligations - residential	290,508	5,095	2,018	293,585
Corporate bonds	45,914	327	326	45,915
Small Business Administration - guaranteed participation securities	33,650	919	-	34,569
Other	686	-	-	686
Total Securities Available for Sale	$430,780	6,341	2,569	434,552

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$20,000	-	32	19,968
State and political subdivisions	103	-	-	103
Mortgage backed securities and collateralized mortgage obligations - residential	308,432	7,749	23	316,158
Corporate bonds	59,185	916	162	59,939
Small Business Administration - guaranteed participation securities	40,955	1,262	-	42,217
Other	685	1	-	686

Total securities available for sale	$429,360	9,928	217	439,071

Index
The following table distributes the debt securities included in the available for sale portfolio as of September 30, 2021, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$15,667	15,954
Due in one year through five years	90,946	90,435
Due after five years through ten years	9	9
Mortgage backed securities and collateralized mortgage obligations - residential	290,508	293,585
Small Business Administration - guaranteed participation securities	33,650	34,569
	$430,780	434,552

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$49,760	214	9,989	11	59,749	225
Mortgage backed securities and collateralized mortgage obligations - residential	94,466	1,910	6,361	108	100,827	2,018
Corporate bonds	5,345	8	14,682	318	20,027	326

Total	$149,571	2,132	31,032	437	180,603	2,569

	December 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$19,968	32	-	-	19,968	32
Mortgage backed securities and collateralized mortgage obligations - residential	19,471	22	-	-	19,471	22
Corporate bonds	14,901	99	4,937	63	19,838	162

Total	$54,340	153	4,937	63	59,277	216

Index
The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,
(dollars in thousands)	2021	2020

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	47,100	43,052
Proceeds from maturities	3,500	-
Gross realized gains	-	-
Gross realized losses	-	-

	Nine months ended September 30,
(dollars in thousands)	2021	2020

Proceeds from sales	$-	$29,219
Proceeds from calls/paydowns	123,550	197,667
Proceeds from maturities	8,555	5,000
Gross realized gains	-	1,155
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and nine months ended September 30, 2021 and 2020.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$10,701	945	-	11,646

Total held to maturity	$10,701	945	-	11,646

	December 31, 2020
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$13,824	1,164	-	14,988

Total held to maturity	$13,824	1,164	-	14,988

Index
The following table distributes the debt securities included in the held to maturity portfolio as of September 30, 2021, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$10,701	11,646
	$10,701	11,646

All held to maturity securities are held at cost on the financial statements.  There were no gross unrecognized losses on held to maturity securities as of September 30, 2021 and December 31, 2020.

There were no sales or transfers of held to maturity securities during the three months ended September 30, 2021 and 2020.

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

Index
As of September 30, 2021, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  Unrealized losses on U.S. government sponsored enterprises are attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021.

Mortgage backed securities and collateralized mortgage obligations – residential:  At September 30, 2021, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  The decline in fair value is attributable to changes in interest rates, and not credit quality. Because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at September 30, 2021.

Corporate Bonds:  At September 30, 2021, corporate bonds held by the Company are investment grade quality.  The decline in fair value is attributable to changes in interest rates, and not credit quality. The the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021.

Index

(5) Loans and Allowance for Loan Losses

The following table presents the recorded investment in loans by loan class:

	September 30, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$147,557	20,512	168,069
Other	36,078	532	36,610
Real estate mortgage - 1 to 4 family:
First mortgages	2,698,870	1,189,086	3,887,956
Home equity loans	49,492	13,837	63,329
Home equity lines of credit	177,240	54,074	231,314
Installment	7,378	2,073	9,451
Total loans, net	$3,116,615	1,280,114	4,396,729
Less: Allowance for loan losses			47,350
Net loans			$4,349,379

	December 31, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$148,775	18,666	167,441
Other	44,932	119	45,051
Real estate mortgage - 1 to 4 family:
First mortgages	2,606,781	1,098,915	3,705,696
Home equity loans	59,400	15,071	74,471
Home equity lines of credit	193,654	48,540	242,194
Installment	7,810	1,807	9,617
Total loans, net	$3,061,352	1,183,118	4,244,470
Less: Allowance for loan losses			49,595
Net loans			$4,194,875

* Includes New York, New Jersey, Vermont and Massachusetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $20.5 million and $28.9 million as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the Company had approximately $37.7 million and $24.7 million of real estate construction loans, respectively.  Of the $37.7 million in real estate construction loans at September 30, 2021, approximately $21.9 million are secured by first mortgages to residential borrowers while approximately $15.8 million were to commercial borrowers for residential construction projects.  Of the $24.7 million in real estate construction loans at December 31, 2020, approximately $10.5 million are secured by first mortgages to residential borrowers while approximately $14.2 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

Index
TrustCo lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.

The following table presents the recorded investment in non-accrual loans by loan class:

	September 30, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$136	-	136
Other	40	-	40
Real estate mortgage - 1 to 4 family:
First mortgages	15,000	1,894	16,894
Home equity loans	211	45	256
Home equity lines of credit	2,667	127	2,794
Installment	32	-	32
Total non-accrual loans	18,086	2,066	20,152
Restructured real estate mortgages - 1 to 4 family	19	-	19
Total nonperforming loans	$18,105	2,066	20,171

	December 31, 2020
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$372	-	372
Other	80	-	80
Real estate mortgage - 1 to 4 family:
First mortgages	16,637	1,010	17,647
Home equity loans	80	47	127
Home equity lines of credit	2,662	130	2,792
Installment	43	-	43
Total non-accrual loans	19,874	1,187	21,061
Restructured real estate mortgages - 1 to 4 family	23	-	23
Total nonperforming loans	$19,897	1,187	21,084

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). As of September 30, 2021 and December 31, 2020, other real estate owned included $511 thousand and $541 thousand of residential foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $11.9 million and $11.6 million, respectively, as of September 30, 2021 and December 31, 2020.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of September 30, 2021 and December 31, 2020:

The following table presents the aging of the recorded investment in past due loans by loan class and by region:

	September 30, 2021
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$241	-	63	304	147,253	147,557
Other	-	-	40	40	36,038	36,078
Real estate mortgage - 1 to 4 family:
First mortgages	1,802	1,160	10,447	13,409	2,685,461	2,698,870
Home equity loans	-	-	187	187	49,305	49,492
Home equity lines of credit	446	25	1,145	1,616	175,624	177,240
Installment	5	30	-	35	7,343	7,378

Total	$2,494	1,215	11,882	15,591	3,101,024	3,116,615

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	20,512	20,512
Other	-	-	-	-	532	532
Real estate mortgage - 1 to 4 family:
First mortgages	482	182	1,367	2,031	1,187,055	1,189,086
Home equity loans	45	-	-	45	13,792	13,837
Home equity lines of credit	186	-	-	186	53,888	54,074
Installment	19	-	-	19	2,054	2,073

Total	$732	182	1,367	2,281	1,277,833	1,280,114

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$241	-	63	304	167,765	168,069
Other	-	-	40	40	36,570	36,610
Real estate mortgage - 1 to 4 family:
First mortgages	2,284	1,342	11,814	15,440	3,872,516	3,887,956
Home equity loans	45	-	187	232	63,097	63,329
Home equity lines of credit	632	25	1,145	1,802	229,512	231,314
Installment	24	30	-	54	9,397	9,451

Total	$3,226	1,397	13,249	17,872	4,378,857	4,396,729

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

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2021 and December 31, 2020, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	For the three months ended September 30, 2021
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,106	45,617	432	50,155
Loans charged off:
New York and other states*	30	72	17	119
Florida	-	1	-	1
Total loan chargeoffs	30	73	17	120

Recoveries of loans previously charged off:
New York and other states*	-	111	3	114
Florida	-	1	-	1
Total recoveries	-	112	3	115
Net loans charged off (recoveries)	30	(39)	14	5
(Credit) provision for loan losses	(823)	(2,003)	26	(2,800)
Balance at end of period	$3,253	43,653	444	47,350

	For the three months ended September 30, 2020
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,366	43,274	504	48,144
Loans charged off:
New York and other states*	-	64	21	85
Florida	-	-	-	-
Total loan chargeoffs	-	64	21	85

Recoveries of loans previously charged off:
New York and other states*	1	60	3	64
Florida	-	-	-	-
Total recoveries	1	60	3	64
Net loans (recoveries) charged off	(1)	4	18	21
(Credit) provision for loan losses	(100)	1,053	47	1,000
Balance at end of period	$4,267	44,323	533	49,123

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the nine months ended September 30, 2021
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,950	505	49,595
Loans charged off:
New York and other states*	30	178	25	233
Florida	-	1	2	3
Total loan chargeoffs	30	179	27	236

Recoveries of loans previously charged off:
New York and other states*	32	355	52	439
Florida	-	2	-	2
Total recoveries	32	357	52	441
Net loans (recoveries) charged off	(2)	(178)	(25)	(205)
(Credit) provision for loan losses	(889)	(1,475)	(86)	(2,450)
Balance at end of period	$3,253	43,653	444	47,350

	For the nine months ended September 30, 2020
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,999	39,748	570	44,317
Loans charged off:
New York and other states*	3	277	77	357
Florida	-	-	19	19
Total loan chargeoffs	3	277	96	376

Recoveries of loans previously charged off:
New York and other states*	9	160	11	180
Florida	-	2	-	2
Total recoveries	9	162	11	182
Net loans charged off (recoveries)	(6)	115	85	194
Provision for loan losses	262	4,690	48	5,000
Balance at end of period	$4,267	44,323	533	49,123

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

Index
The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,253	43,653	444	47,350

Total ending allowance balance	$3,253	43,653	444	47,350

Loans:
Individually evaluated for impairment	$521	19,292	-	19,813
Collectively evaluated for impairment	204,158	4,163,307	9,451	4,376,916

Total ending loans balance	$204,679	4,182,599	9,451	4,396,729

	December 31, 2020
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	4,140	44,950	505	49,595

Total ending allowance balance	$4,140	44,950	505	49,595

Loans:
Individually evaluated for impairment	$1,028	20,553	-	21,581
Collectively evaluated for impairment	211,464	4,001,808	9,617	4,222,889

Total ending loans balance	$212,492	4,022,361	9,617	4,244,470

A loan for which the terms have been modified, and for which the borrower is experiencing financial difficulties, is considered a TDR and is classified as impaired. TDR’s at September 30, 2021 and December 31, 2020 are measured at the present value of estimated future cash flows using the loan’s effective rate at inception or the fair value of the underlying collateral if the loan is considered collateral dependent.

Index
The following tables present impaired loans by loan class as of September 30, 2021 and December 31, 2020:

	September 30, 2021

New York and other states*: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$388	480	-	1,147
Other	40	40	-	108
Real estate mortgage - 1 to 4 family:
First mortgages	14,261	14,567	-	14,070
Home equity loans	199	199	-	235
Home equity lines of credit	2,052	2,192	-	2,255

Total	$16,940	17,478	-	17,815

Florida: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$93	93	-	105
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,597	2,597	-	2,563
Home equity loans	-	-	-	15
Home equity lines of credit	183	183	-	246

Total	$2,873	2,873	-	2,929

Total: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$481	573	-	1,252
Other	40	40	-	108
Real estate mortgage - 1 to 4 family:
First mortgages	16,858	17,164	-	16,633
Home equity loans	199	199	-	250
Home equity lines of credit	2,235	2,375	-	2,501

Total	$19,813	20,351	-	20,744

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	December 31, 2020

New York and other states*: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$819	943	-	1,186
Other	111	111	-	103
Real estate mortgage - 1 to 4 family:
First mortgages	15,024	15,411	-	14,110
Home equity loans	219	240	-	235
Home equity lines of credit	2,158	2,298	-	2,258

Total	$18,331	19,003	-	17,892

Florida: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$98	98	-	105
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,908	2,908	-	2,555
Home equity loans	-	-	-	16
Home equity lines of credit	244	244	-	246

Total	$3,250	3,250	-	2,922
Total: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment

Commercial:
Commercial real estate	$917	1,041	-	1,291
Other	111	111	-	103
Real estate mortgage - 1 to 4 family:
First mortgages	17,932	18,319	-	16,665
Home equity loans	219	240	-	251
Home equity lines of credit	2,402	2,542	-	2,504

Total	$21,581	22,253	-	20,814

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as impaired. Interest income recognized on impaired loans was not material during the three and nine months ended September 30, 2021 and 2020.

Index
As of September 30, 2021 and December 31, 2020 impaired loans included approximately $10.9 million and $11.7 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans, respectively.

Management evaluates impairment on impaired loans on a quarterly basis. If, during this evaluation, impairment of the loan is identified, a charge off is taken at that time. As a result, as of September 30, 2021 and December 31, 2020, based upon management’s evaluation and due to the sufficiency of charge offs taken, none of the allowance for loan losses has been allocated to a specific impaired loan(s).

The following table presents, by class, loans that were modified as TDR’s:

	Three months ended 9/30/2021			Three months ended 9/30/2020

New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	1	$126	126
Real estate mortgage - 1 to 4 family:
First mortgages	2	557	557	6	1,533	1,533
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	1	31	31	1	50	50

Total	3	$588	588	8	$1,709	1,709

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	-	$-	-

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Nine months ended 9/30/2021			Nine months ended 9/30/2020
New York and other states*:	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	1	$126	126
Real estate mortgage - 1 to 4 family:
First mortgages	4	923	923	9	1,982	1,982
Home equity loans	1	2	2	-	-	-
Home equity lines of credit	3	88	88	3	169	169

Total	8	$1,013	1,013	13	$2,277	2,277

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	78	78	4	589	589
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	1	$78	78	4	$589	589

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

Index
The following table presents, by class, TDR’s that defaulted during the three and nine months ended September 30, 2021 and 2020 which had been modified within the last twelve months:

	Three months ended 9/30/2021		Three months ended 9/30/2020
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	3	264
Home equity lines of credit	-	-	1	19

Total	-	$-	4	$283

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-

Total	-	$-	-	$-

* Includes New York, New Jersey, Vermont and Massachusetts.

	Nine months ended 9/30/2021		Nine months ended 9/30/2020
New York and other states*:	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	4	459
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	1	19

Total	-	$-	5	$478

Florida: (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial:
Commercial real estate	-	$-	-	$-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-
Home equity lines of credit	-	-	-	-
	-	-	-	-
Total	-	$-	-	$-

* Includes New York, New Jersey, Vermont and Massachusetts.

The TDR’s that subsequently defaulted described above did not have a material impact on the allowance for loan losses.

Index
Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  Loan modifications and payment deferrals made pursuant to COVID 19 as of September 30, 2021 were not material.

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

Index
As of September 30, 2021 and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	September 30, 2021

New York and other states*:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$145,400	2,157	147,557
Other	35,913	165	36,078
	$181,313	2,322	183,635

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$19,957	555	20,512
Other	532	-	532
	$20,489	555	21,044

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$165,357	2,712	168,069
Other	36,445	165	36,610
	$201,802	2,877	204,679

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

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $297 thousand and $796 thousand at September 30, 2021 and December 31, 2020, respectively.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios.  Payment status is reviewed on a daily basis by the Company’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses.  The payment status of these homogeneous pools as of September 30, 2021 and December 31, 2020 is included in the aging of the recorded investment of the past due loans table.  In addition, the total nonperforming portion of these homogeneous loan pools as of September 30, 2021 and December 31, 2020 is presented in the non-accrual loans table.

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

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2021 and 2020.

	Fair Value Measurements at
	September 30, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises	$59,749	$-	$59,749	$-
State and political subdivisions	48	-	48	-
Mortgage backed securities and collateralized mortgage obligations - residential	293,585	-	293,585	-
Corporate bonds	45,915	-	45,915	-
Small Business Administration- guaranteed participation securities	34,569	-	34,569	-
Other securities	686	-	686	-

Total securities available for sale	$434,552	$-	$434,552	$-

	Fair Value Measurements at
	December 31, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$19,968	$-	$19,968	$-
State and political subdivisions	103	-	103	-
Mortgage backed securities and collateralized mortgage obligations - residential	316,158	-	316,158	-
Corporate bonds	59,939	-	59,939	-
Small Business Administration- guaranteed participation securities	42,217	-	42,217	-
Other securities	686	-	686	-

Total securities available for sale	$439,071	$-	$439,071	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$511	$-	$-	$511	Sales comparison approach	Adjustments for differences between comparable sales	3% - 21% (10%)

Impaired loans:
Real estate mortgage -1 to 4 family	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

	Fair Value Measurements at
	December 31, 2020 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$541	$-	$-	$541	Sales comparison approach	Adjustments for differences between comparable sales	1% - 7% (2%)

Impaired loans:
Real estate mortgage -1 to 4 family	211	-	-	211	Sales comparison	Adjustments for differences between comparable sales	11% - 12% (12%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $511 thousand at September 30, 2021 and consisted of residential real estate properties. There were no commercial real estate properties. There were valuation charges of $-0- and $121 thousand included in earnings for the three and nine months ended September 30, 2021, respectively.

Of the total impaired loans of $19.8 million at September 30, 2021, there are no impairments that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2021. There were no gross charge offs related to residential impaired loans included in the table above for the three and nine months ended September 30, 2021.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $541 thousand at December 31, 2020 and consisted only of residential real estate properties. A valuation charge of $120 thousand is included in earnings for the year ended December 31, 2020.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at September 30, 2021 and December 31, 2020 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2021 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,193,339	1,193,339	-	-	1,193,339
Securities available for sale	434,552	-	434,552	-	434,552
Held to maturity securities	10,701	-	11,646	-	11,646
Federal Home Loan Bank stock	5,604	N/A	N/A	N/A	N/A
Net loans	4,349,379	-	-	4,419,921	4,419,921
Accrued interest receivable	9,358	37	1,042	8,279	9,358
Financial liabilities:
Demand deposits	790,663	790,663	-	-	790,663
Interest bearing deposits	4,450,355	3,325,774	1,123,934	-	4,449,708
Short-term borrowings	230,770	-	230,770	-	230,770
Accrued interest payable	225	30	195	-	225

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2020 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,107,099	1,107,099	-	-	1,107,099
Securities available for sale	439,071	-	439,071	-	439,071
Held to maturity securities	13,824	-	14,988	-	14,988
Federal Reserve Bank and Federal
Home Loan Bank stock	5,506	N/A	N/A	N/A	N/A
Net loans	4,194,875	-	-	4,287,585	4,287,585
Accrued interest receivable	10,031	39	1,458	8,534	10,031
Financial liabilities:
Demand deposits	652,756	652,756	-	-	652,756
Interest bearing deposits	4,384,437	3,088,064	1,298,375	-	4,386,439
Short-term borrowings	214,755	-	214,755	-	214,755
Accrued interest payable	474	68	406	-	474

Index

(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended 9/30/2021
(dollars in thousands)	Balance at 7/1/2021	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2021	Balance at 9/30/2021

Net unrealized holding loss on securities available for sale, net of tax	$3,347	(566)	-	(566)	2,781
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,591)	-	30	30	(1,561)

Accumulated other comprehensive income (loss), net of tax	$7,840	(566)	30	(536)	7,304

	Three months ended 9/30/2020
(dollars in thousands)	Balance at 7/1/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2020	Balance at 9/30/2020

Net unrealized holding (gain) loss on securities available for sale, net of tax	$8,061	(198)	-	(198)	7,863
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial (gain) loss and prior service cost on pension and postretirement benefit plans, net of tax	(965)	-	(201)	(201)	(1,166)

Accumulated other comprehensive income (loss), net of tax	$11,936	(198)	(201)	(399)	11,537

	Nine months ended 9/30/2021
(dollars in thousands)	Balance at 1/1/2021	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2021	Balance at 9/30/2021

Net unrealized holding loss on securities available for sale, net of tax	$7,186	(4,405)	-	(4,405)	2,781
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,334)	-	(227)	(227)	(1,561)

Accumulated other comprehensive income (loss), net of tax	$11,936	(4,405)	(227)	(4,632)	7,304

	Nine months ended 9/30/2020
(dollars in thousands)	Balance at 1/1/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 9/30/2020	Balance at 9/30/2020

Net unrealized holding loss on securities available for sale, net of tax	$286	8,432	(855)	7,577	7,863
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	4,840	-	-	-	4,840
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(665)	-	(501)	(501)	(1,166)

Accumulated other comprehensive income (loss), net of tax	$4,461	8,432	(1,356)	7,076	11,537

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020:

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net unrealized holding gain on securities available for sale
Realized gain on securities transactions	$-	-	$-	1,155
Income tax effect	-	-	-	(300)
Net of tax	-	-	-	855

Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$137	222	$534	531
Amortization of prior service (cost) credit	(177)	49	(227)	147
Income tax benefit	10	(70)	(80)	(177)
Net of tax	(30)	201	227	501

Total reclassifications, net of tax	$(30)	201	$227	1,356

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of Non-Interest Income for the three months and nine months ended September 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Non-interest income
Service Charges on Deposits
Overdraft fees	$735	$595	$1,964	$1,920
Other	518	348	1,479	1,159
Interchange Income	1,330	1,195	3,863	3,072
Net gain on securities transactions (a)	-	-	–	1,155
Wealth management fees	1,558	1,784	5,592	4,752
Other (a)	154	419	513	1,043

Total non-interest income	$4,295	$4,341	$13,411	$13,101

(a)	Not within the scope of ASC 606.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2021 the Company did not have any leases with terms of twelve months or less.

Index
As of September 30, 2021 the Company has one lease that the construction has not started yet. At September 30, 2021 lease expiration dates ranged from five months to 23.0 years and have a weighted average remaining lease term of 8.7 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Other information related to leases was as follows:

(dollars in thousands)	Three months ended September 30,
	2021	2020
Operating lease cost	$2,010	1,966
Variable lease cost	499	369

Total Lease costs	$2,509	2,335

(dollars in thousands)	Nine months ended September 30,
	2021	2020
Operating lease cost	$6,029	5,893
Variable lease cost	1,508	1,524

Total Lease costs	$7,537	7,417

(dollars in thousands)	Nine months ended September 30,
	2021	2020
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,121	6,022

Right-of-use assets obtained in exchange for lease obligations:	2,696	287

Weighted average remaining lease term	8.7 years	8.9 years
Weighted average discount rate	3.07%	3.25%

Index
Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

(dollars in thousands)

Year ending December 31,
2021(a)	$2,072
2022	8,014
2023	7,719
2024	7,595
2025	7,223
Thereafter	25,291
Total lease payments	$57,914
Less: Interest	7,399

Present value of lease liabilities	$50,515

(a)	Excluding the nine months ended September 30, 2021.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total lease payments from the Company to those entities, which are included in the table above, owed at September 30, 2021, were $3.7 million, which includes interest in the amount of $525 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of September 30, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits. If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial statements. As of September, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. There are no conditions or events since that notification that management believes have changed the Bank’s category

Index
The Bank and the Company reported the following capital ratios as of September 30, 2021 and December 31, 2020:

(Bank Only)
				Minimum for Capital Adequacy plus Capital Conservation
	As of September 30, 2021		Well

(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$561,969	9.148%	5.000%	4.000%
Common equity tier 1 capital	561,969	18.899	6.500	7.000
Tier 1 risk-based capital	561,969	18.899	8.000	8.500
Total risk-based capital	599,265	20.153	10.000	10.500

	As of December 31, 2020		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$539,897	9.378%	5.000%	4.000%
Common equity tier 1 capital	539,897	18.646	6.500	7.000
Tier 1 risk-based capital	539,897	18.646	8.000	8.500
Total risk-based capital	576,257	19.902	10.000	10.500

(Consolidated)
	As of September 30, 2021		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$578,825	9.420%	4.000%
Common equity tier 1 capital	578,825	19.461	7.000
Tier 1 risk-based capital	578,825	19.461	8.500
Total risk-based capital	616,131	20.715	10.500

	As of December 31, 2020		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$555,672	9.650%	4.000%
Common equity Tier 1 capital	555,672	19.187	7.000
Tier 1 risk-based capital	555,672	19.187	8.500
Total risk-based capital	592,040	20.443	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2021 and December 31, 2020 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

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

(12) Risks and Uncertainties

Beginning in March 2020, the Company experienced negative impacts to its business in the form of requests for loan deferrals of principal and interest due to the business disruption caused by COVID-19.  In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. The Company has evaluated the impact of the effects of COVID-19 and determined that there have been no lasting material or systematic adverse impacts on the Company’s September 30, 2021 financial statements, except for adjustments in the allowance for loan losses since the inception of the pandemic. As of September 30, 2021, the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios, as well as the ability of the Company and the Bank to pay dividends or make other distributions, could be adversely impacted by unanticipated credit losses. At this time, we do not believe there exists any impairment to our goodwill, long-lived assets, right of use assets, held to maturity investment securities, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets and continue to negatively impact net interest income, provision for loan losses, and noninterest income.

Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. As of September 30, 2021, loans in deferral were not material.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of September 30, 2021, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2021 and September 30, 2020 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2021 and September 30, 2020, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York	/s/ Crowe LLP
November 5, 2021

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•	changes in management personnel;

•	real estate and collateral values;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board or the Public Company Accounting Oversight Board;

•	disruptions, security breaches or other adverse events affecting the third-party vendors who perform several of our critical processing functions;

•	technological changes and electronic, cyber and physical security breaches;

•	changes in local market areas and general business and economic trends;

•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and

•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2020.

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

Index
Following this discussion are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 2021 and 2020.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and nine month periods ended September 30, 2021, with comparisons to the corresponding period in 2020, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2020 Annual Report on Form 10-K, which was filed with the SEC on February 26, 2021, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

COVID-19 Impact
In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s balance sheets and results of operations as of and for the three month and nine month periods ended September 30, 2021, except for the adjustments in the allowance for loan losses since the inception of the pandemic.  At this time, it is difficult to quantify the impact COVID-19 will have on future periods.

The following is a description of the impact the COVID-19 global pandemic is having on certain elements of our business:

Loan modifications

We began receiving requests from our borrowers for loan deferrals in March 2020 and agreed with many borrowers to modify their loans. Modifications included the deferral of principal and/or interest payments for terms generally up to 90 days. Requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower. We are committed to working with our clients to allow time to work through the challenges of this pandemic. Loan modifications and payment deferrals as a result of COVID-19 that meet the criteria established under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted in March 2020, or under applicable interagency guidance of the federal banking regulators, are excluded from evaluation of TDR classification and will continue to be reported as current during the payment deferral period. The Company’s policy is to continue to accrue interest during the deferral period.  Loans not meeting the CARES Act or regulatory guidance are evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures.  As of September 30, 2021, loans in deferral as a result of the COVID-19 pandemic were not material.

Index
Paycheck Protection Program (“PPP”) and Liquidity

As part of the CARES Act, the Small Business Administration (SBA) has been authorized to guarantee loans under the PPP for small businesses who meet the necessary eligibility requirements in order to keep their workers on the payroll. The Company began accepting PPP loan applications on April 3, 2020.  The Bank had originally funded 663 PPP loans totaling $46 million in 2020, and an additional 344 loans totaling $23 million in 2021.  As of September 30, 2021, 349 PPP loans totaling $21 million remain outstanding.  The Company receives loan origination fees which are recognized over the life of the loan and apply the effective yield method.

On April 9, 2020, the FDIC, Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) created the Paycheck Protection Program Liquidity Facility (“PPPLF”) to bolster the effectiveness of the PPP by providing liquidity to and neutralizing the regulatory capital effects on participating financial institutions. We do not intend to utilize the liquidity relief offered by the PPPLF as we do not expect our participation in the PPP to have a negative impact on our liquidity position, capital resources, financial condition or results of operations.

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

Preventative measures

The Company has instituted preventative measures at branch and back office locations to protect the health of both the customers and our employees, including regular deep cleaning of facilities, adhering to CDC guidelines and practicing “social distancing.”  These additional expenses did not have a material impact on the Company for the three month and nine month periods ended September 30, 2021.

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

•
Guidance, issued with the other federal banking regulators, encouraging banks to be flexible with customers experiencing financial challenges related to the coronavirus pandemic and to utilize their liquidity and capital buffers in doing so;

•	Expand access to its PPPLF for additional SBA-qualified lenders; and

•	Statements encouraging the use of daylight credit at the Federal Reserve.

Economic Overview
During the third quarter of 2021, financial markets were a bit volatile resulting in the Dow Jones Industrial Average, Russell 2000, and Nasdaq posting quarterly losses of 1.9%, 4.6%, and 0.4%, respectively, while the S&P 500 squeezed out a quarterly gain of 0.2%.  Credit markets continue to be driven by worldwide economic news, effects of COVID-19, supply chain issues and demand shifts.  The shape of the yield curve ended the quarter relatively consistent as compared to the second quarter.  The 10‑year Treasury bond averaged 1.32% during Q3 2021 compared to 1.59% in Q2 2021, a decrease of 27 basis points.  The 2‑year Treasury bond average rate increased 6 basis points to 0.23%.  The spread between the 10‑year and the 2-year Treasury bonds shortened from 1.42% on average in Q2 to 1.10% in Q3.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Federal Funds rate remained flat at 0.00% to 0.25% for the quarter.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by the pandemic.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q3/20	Beg of Q3	0.16	0.16	0.29	0.66	0.50
	Peak	0.16	0.17	0.32	0.74	0.60
	Trough	0.09	0.11	0.19	0.52	0.41
	End of Q3	0.10	0.13	0.28	0.69	0.56
	Average in Q3	0.14	0.14	0.27	0.65	0.51

Q4/20	Beg of Q4	0.10	0.13	0.28	0.69	0.56
	Peak	0.12	0.19	0.46	0.98	0.83
	Trough	0.07	0.11	0.27	0.68	0.54
	End of Q4	0.09	0.13	0.36	0.93	0.80
	Average in Q4	0.09	0.15	0.37	0.86	0.71

Q1/21	Beg of Q1	0.09	0.13	0.36	0.93	0.80
	Peak	0.09	0.17	0.92	1.74	1.59
	Trough	0.01	0.09	0.36	0.93	0.82
	End of Q1	0.03	0.16	0.92	1.74	1.58
	Average in Q1	0.05	0.13	0.62	1.34	1.20

Q2/21	Beg of Q2	0.03	0.16	0.92	1.74	1.58
	Peak	0.06	0.28	0.97	1.73	1.56
	Trough	0.01	0.13	0.73	1.45	1.19
	End of Q2	0.05	0.25	0.87	1.45	1.20
	Average in Q2	0.03	0.17	0.84	1.59	1.42

Q3/21	Beg of Q3	0.05	0.25	0.87	1.45	1.20
	Peak	0.07	0.31	1.02	1.55	1.25
	Trough	0.03	0.17	0.65	1.19	0.98
	End of Q3	0.04	0.28	0.98	1.52	1.24
	Average in Q3	0.05	0.23	0.80	1.32	1.10

The United States economy overall has continued to show improvements during 2021.  Economic conditions vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

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

Index
In a direct response to the COVID-19 pandemic, on March 27, 2020 Congress passed the CARES Act. As previously noted, included in the CARES Act is support for small businesses, direct payments to lower and middle income families, expanded unemployment insurance and additional funding for health care providers, as well as support for other industries.  The Federal Reserve Board, in an attempt to increase liquidity and promote the normal functioning of financial markets, also provided support by increasing purchases of Treasury securities and agency mortgage-backed securities.

Financial Overview
TrustCo recorded net income of $16.8 million, or $0.871 of diluted earnings per share, for the three months ended September 30, 2021, compared to net income of $14.1 million, or $0.730 of diluted earnings per share, in the same period in 2020.  For all periods presented, share and per share information has been adjusted for the 1-for-5 reverse stock split (the “Reverse Stock Split”) of TrustCo’s common stock that was effective May 28, 2021.  Return on average assets was 1.08% and 0.98%, respectively, for the three-months ended September 30, 2021 and 2020.  Return on average equity was 11.40% and 10.04%, respectively, for the three-months ended September 30, 2021 and 2020.

The primary factors accounting for the change in net income for the three months ended September 30, 2021 compared to the same period of the prior year were:

•
A decrease in the cost of interest bearing liabilities of $4.0 million, partially offset by a decrease in income from interest earning assets of $2.3 million, resulted in an increase in taxable equivalent net interest income in the third quarter of 2021 compared to the third quarter of 2020 of $1.7 million.

•
A decrease of $3.8 million in provision for loan losses for the third quarter of 2021 compared to the third quarter 2020 as a result of the ongoing uncertainty surrounding the pandemic in the prior year as well as related adjustments in the current quarter due to improving economic conditions and credit risk metrics.

•	An increase of $2.0 million in noninterest expense for the third quarter of 2021 compared to the third quarter 2020 primarily as a result of an increase in salaries and employee benefits.

TrustCo recorded net income of $45.3 million, or $2.349 of diluted earnings per share, for the nine‑months ended September 30, 2021, compared to net income of $38.6 million, or $2.001 of diluted earnings per share, in the same period in 2020.  Return on average assets was 1.00% and 0.94%, respectively, for the nine-months ended September 30, 2021 and 2020.  Return on average equity was 10.50% and 9.38%, respectively, for the nine-months ended September 30, 2021 and 2020.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, by the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report to Shareholders on Form 10-K for the year ended December 31, 2020 is a description of the effect interest rates had on the results for the year 2020 compared to 2019.  Many of the same market factors discussed in the 2020 Annual Report continued to have a significant impact on results through the third quarter of 2021, as well as the economic effect of COVID-19.

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

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield increased 46 basis points, on average, during the third quarter of 2021 compared to the fourth quarter of 2020 and increased 67 basis points as compared to the third quarter of 2020.

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

For the third quarter of 2021, the net interest margin was 2.65%, down 8 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments increased by $228.6 million while the average yield increased 6 basis points in the third quarter of 2021 compared to the same period in 2020.

•
The average balance of securities available for sale increased by $23.8 million while the average yield decreased 69 basis points to 1.36%.  The average balance of held to maturity securities decreased by $4.6 million and the average yield increased 20 basis points to 3.72% for the third quarter of 2021 compared to the same period in 2020.

•	The average loan portfolio grew by $176.4 million to $4.37 billion and the average yield decreased 33 basis points to 3.61% in the third quarter of 2021 compared to the same period in 2020.

Index
•
The average balance of interest bearing liabilities increased $236.8 million and the average rate paid decreased 37 basis points to 0.15% in the third quarter of 2021 compared to the same period in 2020.

During the third quarter of 2021, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

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

Earning Assets
Total average interest earning assets increased from $5.58 billion in the third quarter of 2020 to $6.01 billion in the same period of 2021 with an average yield of 2.77% in the third quarter of 2021 and 3.15% in the third quarter of 2020.  There was a shift in the mix of assets towards a higher proportion of federal funds sold and other short-term investments as a result of an increase in deposits. There was a sharp decrease in the federal funds rate during March of 2020 significantly reducing the average yield on the federal funds sold and other short-term investments. Since then the rate has remained consistently low, however, during the third quarter 2021 it increased by 6 basis points to 0.16% from 0.10% due to a slight increase in the interest rate on excess reserves.  Interest income on average earning assets decreased from $44.0 million in the third quarter of 2020 to $41.7 million in the third quarter of 2021, on a tax equivalent basis, and was primarily driven by the lower rates on securities available for sale and loans.

Loans
The average balance of loans was $4.37 billion in the third quarter of 2021 and $4.20 billion in the comparable period in 2020.  The yield on loans was down 33 basis points to 3.61%.  Interest income on loans was $39.5 million in the third quarter of 2021 down $1.8 million from the same period in 2020.

Compared to the third quarter of 2020, the average balance of residential mortgage loans increased while commercial loans, home equity lines of credit, and installment loans decreased.  while  .  The average balance of residential mortgage loans was $3.92 billion in the third quarter of 2021 compared to $3.70 billion in 2020, an increase of 5.9%.  The average yield on residential mortgage loans decreased by 37 basis points to 3.52% in the third quarter of 2021 compared to 2020.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $20.7 million to an average balance of $210.8 million in the third quarter of 2021 compared to the same period in the prior year, primarily as a result of the forgiven PPP loans.  The average yield on this portfolio was up 49 basis points to 5.03% compared to the prior year period, primarily as a result of the origination fees recognized on forgiven PPP loans. The Company remains selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines decreased 29 basis points to 3.69% during the third quarter of 2021 compared to the year earlier period. The average balances of home equity credit lines decreased 8.0% to $231.3 million in the third quarter of 2021 as compared to the prior year.  Customers with home equity lines continue to refinance their balances into fixed rate mortgage loans given the current rate environment and have been less likely to draw on home equity lines due to receipt of COVID-19 stimulus payments and reduced tax benefits.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2021 was $453.1 million compared to $429.3 million for the comparable period in 2020.  The increasing balance reflects new investment purchases offset by paydowns, calls and maturities.  The current interest rate environment has significantly contributed to more bonds being called.  The average yield was 1.36% for the third quarter of 2021 compared to 2.05% for the third quarter of 2020.  This portfolio is primarily comprised of agency, mortgage backed securities and collateral mortgage obligation bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in accumulated other comprehensive loss, net of tax.

The net unrealized gain in the available for sale securities portfolio was $3.8 million as of September 30, 2021 compared to a net unrealized gain of $9.7 million as of December 31, 2020.  The decrease in the net unrealized gains in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $11.2 million for the third quarter of 2021 compared to $15.8 million in the third quarter of 2020.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.72% for the third quarter of 2021 compared to 3.52% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2021, this portfolio consisted solely of agency issued mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Index
Federal Funds Sold and Other Short-term Investments
The 2021 third quarter average balance of Federal Funds sold and other short‑term investments was $1.2 billion, a $228.6 million increase from the $938.1 million average for the same period in 2020.  The yield was 0.16% for the third quarter of 2021 and 0.10% for the comparable period in 2020.  As previously noted, the increase in the yield was a result of an increase in the excess reserves interest rate.  Interest income from this portfolio increased $228 thousand from $242 thousand in 2020 to $470 thousand in 2021.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $190.4 million to $4.5 billion for the third quarter of 2021 versus the third quarter in the prior year, and the average rate paid decreased from 0.52% for 2020 to 0.14% for 2021.  Total interest expense on these deposits decreased from $5.6 million to $1.5 million in the third quarter of 2021 compared to the year earlier period primarily as a result of reduced market rates and shifts in the mix of deposit balances.  From the third quarter of 2020 to the third quarter of 2021, interest bearing demand account average balances were up 12.6%, certificates of deposit average balances were down 15.0%, non-interest demand average balances were up 25.4%, average savings balances increased 17.0% and money market balances were up 8.3%.   Our growth in deposits came at relatively low cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolios.

At September 30, 2021, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,047,698
1 to 2 years	65,500
2 to 3 years	9,127
3 to 4 years	1,419
4 to 5 years	687
Over 5 years	150
$1,124,581

Index
Average short-term borrowings for the third quarter were $240.2 million in 2021 compared to $193.8 million in 2020.  The average rate decreased during this time period from 0.45% in 2020 to 0.38% in 2021.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income
Taxable equivalent net interest income increased by $1.7 million to $39.9 million in the third quarter of 2021 compared to the same period in 2020.  The net interest spread was down 1 basis point to 2.62% in the third quarter of 2021 compared to the same period in 2020. As previously noted, the net interest margin was down 8 basis points to 2.65% for the third quarter of 2021 compared to the same period in 2020.

Taxable equivalent net interest income increased by $5.7 million to $120.1 million in the first nine-months of 2021 compared to the same period in 2020.  The net interest spread was down 7 basis points to 2.67% in the first nine-months of 2021 compared to the same period in 2020.  Net interest margin was down 15 basis points to 2.71% for the first nine‑months of 2021 compared to the same period in 2020.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.    As of September 30, 2021, there were $1.8 million pandemic related deferrals that have been recorded as NPLs.  Additionally, $1.4 million of pandemic related deferrals are classified as troubled debt restructurings (“TDRs”).

The following describes the nonperforming assets of TrustCo as of September 30, 2021:

Nonperforming loans and foreclosed real estate: Total NPLs and non-accrual loans were $20.2 million at September 30, 2021, compared to $21.1 million at December 31, 2020 and $21.8 million at September 30, 2020.  There were no loans at September 30, 2021 and 2020 and December 31, 2020 that were past due 90 days or more and still accruing interest.

Index
At September 30, 2021, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $20.2 million at September 30, 2021, $19.9 million were residential real estate loans, $176 thousand were commercial loans and mortgages and $32 thousand were installment loans, compared to $20.6 million, $452 thousand and $43 thousand, respectively, at December 31, 2020.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $39 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2021 compared to net chargeoffs of $4 thousand for the third quarter of 2020.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.  TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and Central Florida, and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.    The collateral on nonaccrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.  Additionally, due to the COVID-19 pandemic, the Bank is monitoring recent regulatory mandates by state in regards to a moratorium on foreclosures.

The Company originates loans throughout its branch franchise area.  At September 30, 2021, 70.9% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 29.1% were in Florida.  Those figures compare to 72.1% and 27.9%, respectively, at December 31, 2020.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of September 30, 2021, 10.2% were to Florida borrowers, compared to 89.8% to borrowers in New York and surrounding areas.  For the three months ended September 30, 2021, New York and surrounding areas experienced net chargeoffs of approximately $5 thousand and Florida experienced no net chargeoffs for the third quarter of 2021.

Other than loans currently identified as nonperforming and loan deferrals as a result of COVID-19, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2021, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Index
TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a TDR, as impaired loans.  There were $521 thousand of commercial mortgages and commercial loans classified as impaired as of September 30, 2021 compared to $1.0 million at December 31, 2020.  There were $19.3 million of impaired residential loans at September 30, 2021 and $20.6 million at December 31, 2020.  The average balances of all impaired loans were $20.7 million for the nine months of 2021 and $20.8 million for the full year 2020.

As of September 30, 2021 and December 31, 2020, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2021 there was $511 thousand of foreclosed real estate compared to $541 thousand at December 31, 2020.

Allowance for loan losses: The balance of the allowance for loan losses is maintained at a level that is, in management’s judgment, representative of the amount of probable incurred losses in the loan portfolio.

(dollars in thousands)	As of September 30, 2021		As of December 31, 2020
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,083	4.30%	$3,975	4.67%
Real estate - construction	411	0.86%	290	0.58%
Real estate mortgage - 1 to 4 family	40,339	89.37%	41,228	88.81%
Home equity lines of credit	3,073	5.26%	3,597	5.71%
Installment Loans	444	0.21%	505	0.23%
	$47,350	100.00%	$49,595	100.00%

At September 30, 2021, the allowance for loan losses was $47.4 million, compared to $49.1 million at September 30, 2020 and $49.6 million at December 31, 2020.  The allowance represents 1.08% of the loan portfolio as of September 30, 2021, and 1.17% at December 31, 2020 and September 30, 2020.

Provision for loan losses for the quarter ended September 30, 2021 was a credit of $2.8 compared to a provision for loan losses of $1 million for the quarter ended September 30, 2020.  The decrease is primarily driven by sustained improvements in the current economic environment and credit quality metrics.  Net chargeoffs for the three-month period ended September 30, 2021 were $5 thousand compared to net chargeoffs of $21 thousand for the prior year period.

During the third quarter of 2021, there was $30 thousand of commercial loan net chargeoffs, $39 thousand of residential mortgage net recoveries, and $14 thousand of consumer loan net chargeoffs, compared with $1 thousand of net commercial loan recoveries, $4 thousand of residential mortgage net chargeoffs, and $18 thousand of consumer loan net chargeoffs for the same period in the prior year.

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

Using this model, the fair value of capital projections as of September 30, 2021 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2021. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

Index
As of September 30, 2021	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	22.20%
+300 BP	22.20
+200 BP	22.10
+100 BP	22.30
Current rates	21.40
-100 BP	18.30

Noninterest Income
Total noninterest income for the third quarter of both 2021 and 2020 was $4.3 million.  Financial Services income was down $226 thousand to $1.6 million in the third quarter of 2021 as compared to the year-ago period, primarily as a result of estate settlements in the prior year.  Fees for services to customers were up $239 thousand over the same period in the prior year, primarily as a result of more overdraft fees and interchange income.   The fair value of assets under management was $1.1 billion at September 30, 2021, $996.7 million as of December 31, 2020, and $899 million at September 30, 2020.

For the nine-months ended September 30, 2021 total noninterest income was $13.4 million, up $310 thousand compared to the prior year period.   The increase is primarily the result of more Financial Services income as a result of higher asset market values under management, and more interchange income, partially offset by net gains on securities transactions of $1.2 million in the prior period.

Noninterest Expenses
Total noninterest expenses were $24.7 million for the three-months ended September 30, 2021, compared to $22.7 million for the three-months ended September 30, 2020.  Significant changes included a $1.0 million increase in salaries and employee benefits, a $172 thousand increase in professional services, a $140 thousand increase in outsourced services, and a $460 thousand increase in other expenses. Full time equivalent headcount was 771 as of September 30, 2020, 778 as of December 31, 2020, and 743 as of September 30, 2021.  Full time equivalent employees decreased and salaries and employee benefits expense on existing employees has increased from the prior year partially due to a challenging labor market from the impact of the pandemic.  In addition, other benefits has increased primarily as a result of a higher stock price on the liability-based equity awards, and the increase in costs associated with existing employee benefit plans.

Total noninterest expenses were $75.5 million for the nine-months ended September 30, 2021, compared to $70.9 million for the nine-months ended September 30, 2020.  Significant changes included an increase of $2.8 million in salaries and employee benefits for the same reasons as mentioned above, a $555 thousand increase in professional services, a $609 thousand increase in outsourced services, a $667 thousand increase FDIC and other insurance expense as a result of credits in the prior period due to the FDIC reaching the Deposit Reserve Fund reserve ratio, partially offset by a $181 thousand decrease in advertising expense, and a decrease of $156 thousand in equipment expense.

Index
Income Taxes
In the third quarter of 2021, TrustCo recognized income tax expense of $5.5 million compared to $4.8 million for the third quarter of 2020.  The effective tax rates were 24.8% and 25.3% for the third quarters of 2021 and 2020, respectively.  For the first nine-months, income taxes were $15.2 million and $13.0 million in 2021 and 2020, respectively. The effective tax rate was 25.2% for both 2021 and 2020.

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

Total shareholders’ equity at September 30, 2021 was $586.7 million compared to $560.5 million at September 30, 2020. TrustCo declared a dividend of $0.340625 per share in the third quarter of 2021 and is adjusted for the Reverse Stock Split which occurred on May 28, 2021.  This results in a dividend payout ratio of 39.13% based on third quarter 2021 earnings of $16.8 million.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2021 and December 31, 2020:

(Bank Only)

(dollars in thousands)			Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of September 30, 2021
	Amount	Ratio

Tier 1 leverage ratio	$561,969	9.148%	5.000%	4.000%
Common equity tier 1 capital	561,969	18.899	6.500	7.000
Tier 1 risk-based capital	561,969	18.899	8.000	8.500
Total risk-based capital	599,265	20.153	10.000	10.500

(dollars in thousands)			Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of December 31, 2020
	Amount	Ratio

Tier 1 leverage ratio	$539,897	9.378%	5.000%	4.000%
Common equity tier 1 capital	539,897	18.646	6.500	7.000
Tier 1 risk-based capital	539,897	18.646	8.000	8.500
Total risk-based capital	576,257	19.902	10.000	10.500

(Consolidated)
(dollars in thousands)			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of September 30, 2021
	Amount	Ratio

Tier 1 leverage ratio	$578,825	9.420%	4.000%
Common equity tier 1 capital	578,825	19.461	7.000
Tier 1 risk-based capital	578,825	19.461	8.500
Total risk-based capital	616,131	20.715	10.500

(dollars in thousands)			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of December 31, 2020
	Amount	Ratio

Tier 1 leverage ratio	$555,672	9.650%	4.000%
Common equity Tier 1 capital	555,672	19.187	7.000
Tier 1 risk-based capital	555,672	19.187	8.500
Total risk-based capital	592,040	20.443	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2021 and December 31, 2020 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at September 30, 2021, the consolidated equity to total assets ratio was 9.56%, compared to 9.63% at December 31, 2020 and 9.77% at September 30, 2020.

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

As of September 30, 2021, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer is taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well-capitalized” when its CET1, Tier 1, total risk-based, and leverage capital ratios are at least 6.5%, 8%, 10%, and 5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6%, and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At September 30, 2021 and 2020, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 39.13% of net income for the third quarter of 2021 and 46.68% of net income for the third quarter of 2020. The per-share dividend paid in the third quarter of 2021 and 2020 was $0.340625 and is adjusted for the Reverse Stock Split.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 7,198 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

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

Index
Share Repurchase Program
On June 7, 2019 the Company’s Board of Directors authorized a share repurchase program of up to 1,000,000 shares.  During the three months ended March 31, 2020, the Company repurchased a total of 489 thousand shares at an average price per share of $7.11 for a total of $3.5 million under its Board authorized share repurchase program.  The shares purchased as of March 31, 2020 represented 0.51% of our common shares outstanding.  On April 16, 2020 the Company announced that it has suspended its share repurchase program.  On February 18, 2021 the Company’s Board of Directors authorized another share repurchase program of up to 2,000,000 shares and was adjusted to 400,000 shares as a result of the approval of the Reverse Stock Split, and represents approximately 2% of its currently outstanding common stock.  During the three months ended September 30, 2021, the Company repurchased a total of 50 thousand shares at an average price per share of $32.24 for a total of $1.6 million under its Board authorized share repurchase program.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain, net of tax, in the available for sale portfolio of $3.9 million in 2021 and $8.3 million in 2020.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended September 30, 2021			Three months ended September 30, 2020

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$68,505	$91	0.53%	$12,391	$14	0.45%	$77	74	3
Mortgage backed securities and collateralized mortgage obligations-residential	300,765	1,038	1.38%	313,296	1,319	1.68%	(281)	(51)	(230)
State and political subdivisions	48	2	6.66%	110	2	7.90%	-	-	-
Corporate bonds	48,543	220	1.81%	59,555	646	4.33%	(426)	(103)	(323)
Small Business Administration-guaranteed participation securities	34,578	181	2.09%	43,282	216	1.99%	(35)	(98)	63
Other	686	5	2.92%	685	5	2.92%	-	-	-

Total securities available for sale	453,125	1,537	1.36%	429,319	2,202	2.05%	(665)	(178)	(487)

Federal funds sold and other short-term Investments	1,166,679	470	0.16%	938,087	242	0.10%	228	69	159

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	11,168	104	3.72%	15,759	138	3.52%	(34)	(81)	47

Total held to maturity securities	11,168	104	3.72%	15,759	138	3.52%	(34)	(81)	47

Federal Reserve Bank and Federal Home Loan Bank stock	5,604	64	4.57%	5,506	77	5.59%	(13)	8	(21)

Commercial loans	210,825	2,649	5.03%	231,517	2,625	4.54%	24	(1,016)	1,040
Residential mortgage loans	3,920,903	34,532	3.52%	3,702,680	36,020	3.89%	(1,488)	9,896	(11,384)
Home equity lines of credit	231,269	2,152	3.69%	251,459	2,515	3.98%	(363)	(191)	(172)
Installment loans	8,669	155	7.10%	9,632	170	7.02%	(15)	(28)	13

Loans, net of unearned income	4,371,666	39,488	3.61%	4,195,288	41,330	3.94%	(1,842)	8,661	(10,503)

Total interest earning assets	6,008,242	41,663	2.77%	5,583,959	43,989	3.15%	(2,326)	8,479	(10,805)

Allowance for loan losses	(50,160)			(48,483)
Cash & non-interest earning assets	195,902			201,018

Total assets	$6,153,984			5,736,494

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,153,812	38	0.01%	$1,024,455	$55	0.02%	(17)	39	(56)
Money market accounts	738,662	202	0.11%	682,319	637	0.37%	(435)	329	(764)
Savings	1,430,558	154	0.04%	1,222,956	161	0.05%	(7)	108	(115)
Time deposits	1,152,298	1,149	0.40%	1,355,244	4,749	1.39%	(3,600)	(623)	(2,977)

Total interest bearing deposits	4,475,330	1,543	0.14%	4,284,974	5,602	0.52%	(4,059)	(147)	(3,912)
Short-term borrowings	240,183	232	0.38%	193,765	221	0.45%	11	173	(162)

Total interest bearing liabilities	4,715,513	1,775	0.15%	4,478,739	5,823	0.52%	(4,048)	26	(4,074)

Demand deposits	780,163			622,313
Other liabilities	75,116			78,093
Shareholders' equity	583,192			557,349

Total liabilities and shareholders' equity	$6,153,984			$5,736,494

Net interest income, tax equivalent		39,888			38,166		$1,722	8,453	(6,731)

Net interest spread			2.62%			2.63%

Net interest margin (net interest income to total interest earning assets)			2.65%			2.73%

Tax equivalent adjustment		(1)			(1)

Net interest income		39,887			38,165

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $4.1 million in 2021 and $7.2 million in 2020.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Nine months ended September 30, 2021			Nine months ended September 30, 2020

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Assets

Securities available for sale:
U. S. government sponsored enterprises	$65,103	238	0.49%	$42,573	541	1.69%	$(303)	308	(611)
Mortgage backed securities and collateralized mortgage obligations-residential	318,472	3,442	1.44%	339,300	4,959	1.95%	(1,517)	(289)	(1,228)
State and political subdivisions	49	3	8.16%	111	6	7.79%	(3)	(4)	1
Corporate bonds	56,245	859	2.04%	46,508	1,372	3.93%	(513)	378	(891)
Small Business Administration-guaranteed participation securities	36,981	580	2.09%	45,313	690	2.03%	(110)	(142)	32
Other	686	16	3.11%	685	16	3.11%	-	-	-

Total securities available for sale	477,536	5,138	1.43%	474,490	7,584	2.13%	(2,446)	251	(2,697)

Federal funds sold and other short-term Investments	1,108,018	1,026	0.12%	693,286	1,702	0.33%	(676)	1,071	(1,747)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	12,199	338	3.70%	17,029	475	3.72%	(137)	(134)	(3)

Total held to maturity securities	12,199	338	3.70%	17,029	475	3.72%	(137)	(134)	(3)

Federal Reserve Bank and Federal Home Loan Bank stock	5,570	198	4.74%	7,998	351	5.85%	(153)	(94)	(59)

Commercial loans	212,832	8,203	5.14%	217,573	7,778	4.77%	425	(261)	686
Residential mortgage loans	3,852,960	104,219	3.61%	3,652,766	108,845	3.97%	(4,626)	8,226	(12,852)
Home equity lines of credit	234,682	6,622	3.77%	258,956	7,898	4.07%	(1,276)	(710)	(566)
Installment loans	8,608	469	7.28%	10,129	537	7.08%	(68)	(91)	23

Loans, net of unearned income	4,309,082	119,513	3.70%	4,139,424	125,058	4.03%	(5,545)	7,164	(12,709)

Total interest earning assets	5,912,405	126,213	2.85%	5,332,227	135,170	3.38%	(8,957)	8,258	(17,215)

Allowance for loan losses	(50,101)			(46,618)
Cash & non-interest earning assets	196,876			196,835

Total assets	$6,059,180			$5,482,444

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,129,480	136	0.02%	$949,909	97	0.01%	39	11	28
Money market accounts	731,171	721	0.13%	646,170	2,595	0.54%	(1,874)	500	(2,374)
Savings	1,376,494	475	0.05%	1,169,316	560	0.06%	(85)	108	(193)
Time deposits	1,203,708	4,076	0.45%	1,372,369	16,739	1.63%	(12,663)	(1,838)	(10,825)

Total interest bearing deposits	4,440,853	5,408	0.16%	4,137,764	19,991	0.65%	(14,583)	(1,219)	(13,364)
Short-term borrowings	232,532	688	0.40%	173,497	778	0.60%	(90)	304	(394)

Total interest bearing liabilities	4,673,385	6,096	0.17%	4,311,261	20,769	0.64%	(14,673)	(915)	(13,758)

Demand deposits	735,495			543,279
Other liabilities	73,689			77,568
Shareholders' equity	576,611			550,336

Total liabilities and shareholders' equity	$6,059,180			$5,482,444

Net interest income , tax equivalent		120,117			114,401		$5,716	9,173	(3,457)

Net interest spread			2.67%			2.74%

Net interest margin (net interest income to total interest earning assets)			2.71%			2.86%

Tax equivalent adjustment		(1)			(2)

Net interest income		120,116			114,399

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2020, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and nine-month month periods ended September 30, 2021 and 2020, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2021, the Company had an average balance of Federal Funds sold and other short-term investments of $1.2 billion compared to $938.1 million in the third quarter of 2020.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Market disruptions brought about by the COVID-19 pandemic may adversely affect our sensitivity to market interest rates.  For example, we could experience an increase in the cost of funding on our balance sheet.  We could also experience increased pricing competition for our existing loans or future borrower prospects, which could decrease rates earned on our earning assets.

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

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended September 30, 2021:

Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2021 through July 30, 2021	10,000	$33.82	10,000	370,000
August 1, 2021 through August 31, 2021	-	N/A	-	370,000
September 1, 2021 through September 30, 2021	40,000	$31.61	40,000	330,000
Total	50,000	$32.24	50,000	330,000

(1)
On February 18, 2021 the Company’s Board of Directors authorized a share repurchase program of up to 400,000 shares as adjusted for the Reverse Stock Split, or approximately 2% of the Company’s outstanding common stock.  The Company commenced repurchases under the program during the quarter ended June 30, 2021.

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

TrustCo Bank Corp NY

		By:	/s/ Robert J. McCormick
Robert J. McCormick
Chairman, President and Chief Executive Officer

		By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Date:	November 5, 2021