Form 10-K
period 2021-12-31
TRUSTCO BANK CORP N Y
filed 2022-02-25
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
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
Yes.☐ No. ☒

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
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2021, the last business day of the Company’s second fiscal quarter, was $645 million (based upon the closing price of $34.38 on June 30, 2021 as reported on the NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 22, 2022 was 19,219,989.

Documents Incorporated by Reference: Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2021 are incorporated by reference into Parts I and II, and portion of the registrant’s Proxy Statement filed for its 2022 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end are incorporated into Part III.

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 759 full-time equivalent employees of TrustCo at year-end. TrustCo had 7,737 shareholders of record as of December 31, 2021 and the closing price of the TrustCo common stock on that date was $33.31.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals and business. At year-end 2021, the Bank operated 163 automatic teller machines and 147 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington, and Westchester counties of New York, Brevard, Charlotte, Hillsborough, Flagler, Indian River, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey. The largest part of such business consists of accepting deposits and making loans and investments.

The Bank provides a wide range of both personal and business banking services. The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2021 consolidated net income and average assets.  The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2021 and 2020.

Index
Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $1.1 billion as of December 31, 2021.

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

Section 4012 of the CARES Act directed federal regulatory agencies to temporarily reduce the community bank leverage ratio.  In April 2020, the regulatory agencies published a final rule which temporarily reduced the ratio to 8% through the end of 2020, and 8.5% for calendar year 2021. On December 21, 2021, the OCC, Federal Reserve Board and FDIC issued a joint interagency statement that such temporary relief measure effecting the framework would expire on December 31, 2021 and effective January 1, 2022, the ratio reverted to 9% as established under the original rule.  A qualifying institution utilizing the community bank leverage ratio framework that fails to maintain a leverage ratio greater than the required percentage is allowed a two-quarter grace period in which to increase its leverage ratio back above the required percentage. During the grace period, a qualifying institution will be considered well capitalized so long as it maintains a leverage ratio of no more than one percent less than the required percentage. If an institution either fails to meet all the qualifying criteria within the grace period, or fails to maintain a leverage ratio of no more than one percent less than the required percentage, it becomes ineligible to use the community bank leverage ratio framework and must instead comply with generally applicable capital rules, sometimes referred to as Basel III rules.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”), was enacted to modify or remove certain financial reform rules and regulations.  The Regulatory Relief Act amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes resulted in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Regulatory Relief Act also expanded the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of 9 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Regulatory Relief Act included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.  The new rule was effective as of January 1, 2020.  Although TrustCo would qualify to take advantage of the community bank leverage ratio framework, it has decided it would not opt-in to the framework.

Index
Dividends

Most of TrustCo’s revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations, including continued compliance with minimum regulatory capital requirements, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators.

OCC regulations impose limitations upon all capital distributions by the Bank, including cash dividends. Under the regulations, an application to and the approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation, or agreement with the OCC. If an application is not required, the institution must still provide prior notice of the capital distribution to the OCC and the Federal Reserve Board if, like the Bank, the institution is a subsidiary of a savings and loan holding company. The OCC may disapprove a dividend if the institution would be undercapitalized following the distribution, the proposed capital distribution raises safety and soundness concerns, or the capital distribution would violate a prohibition contained in any statue, regulation, or agreement between the bank and a regulator or a condition imposed in a previously approved application or notice.

As noted above, a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company and that proposes to make a capital distribution must also submit written notice to the Federal Reserve Board prior to such distribution, and Federal Reserve Board may object to the distribution based on safety and soundness or other concerns. The Federal Reserve Board may deny a dividend notice if following the dividend, the savings  association will be less than adequately capitalized, the proposed dividend raises safety and soundness concerns, or the proposed dividend violates a prohibition contained in any statute, regulation, enforcement action, or agreement between the association or holding company and an appropriate federal banking agency, a condition imposed on the association or holding company in an application or notice approved by an appropriate federal banking agency, or any formal or informal enforcement action involving the association or holding company.

Compliance with regulatory standards regarding capital distributions could also limit the amount of dividends that TrustCo may pay to its shareholders.

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2021 for information concerning the Bank’s regulatory capital requirements.

Regulatory Capital Requirements and Prompt Corrective Action.

Regulatory Capital Rules. The Company and the Bank are subject to regulatory capital requirements contained in rules published by the Federal Reserve Board, OCC, and FDIC that establish a comprehensive capital framework for all U.S. banking organizations, including the Company and the Bank.

The capital rules, among other things, provide a “Common Equity Tier 1” (“CET1”) capital measure, Tier 1 capital and total capital to risk-weighted assets ratios and a Tier 1 capital to average consolidated assets (or “leverage”) ratio. CET1 capital is generally defined as common stock instruments that meet eligibility criteria in the final capital rule (principally, instruments representing the most subordinated claim upon liquidation, having no maturity date and being redeemable via discretionary purchases only with regulatory approval, not being subject to any expectations that the stock will be repurchased, redeemed, or cancelled, and not being secured by the banking organization or any related entity), retained earnings, accumulated other comprehensive income, and common equity Tier 1 minority interests, subject to certain limitations. Tier 1 capital for the Company and the Bank consists of CET1 capital plus “additional Tier 1 capital,” which generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Company has made this opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

Index
Under the capital rules, the minimum capital ratios are:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital to risk-weighted assets;

•	8.0% Total capital to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

At December 31, 2021, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.32%, CET1 capital ratio (CET1 capital to risk-weighted assets) of  a 18.95%, Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.95%, and a total capital ratio (total capital to risk-weighted assets) of 20.21%.  Also at December 31, 2021, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 9.61%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 19.54%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 19.54% and a total capital ratio (total capital to risk-weighted assets) of 20.79%.

In order to avoid constraints on dividends, equity repurchases and certain compensation, the capital rules require the Company’s and the Bank’s capital to exceed the regulatory standards plus a capital conservation buffer. To meet the requirement, the organization must maintain an amount of CET1 capital that exceeds the buffer level of 2.5% above each of the minimum risk-weighted asset ratios, (i) CET1 to risk-weighted assets of more than 7.0%, (ii) Tier 1 capital to risk-weighted assets of more than 8.5%, and (iii) total capital (Tier 1 plus Tier 2) to risk-weighted assets of more than 10.5%.

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

At December 31, 2021 and 2020, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and Federal Reserve Board regulations.

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

Like other issuers of publicly traded securities, the Company must also comply with provisions added by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) that require publicly traded companies to give stockholders a non-binding vote on executive compensation, and the Company will also be subject to the Dodd-Frank Act provisions that authorize the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented legislative reforms intended to address corporate and accounting fraud and contained reforms of various business practices and numerous aspects of corporate governance. For example, Sarbanes-Oxley addresses accounting oversight and corporate governance matters, including the creation of the Public Company Accounting Oversight Board to set and enforce auditing, quality control and independence standards for accountants and have investigative and disciplinary powers; increased responsibilities and codified requirements relating to audit committees of public companies and how they interact with a company’s public accounting firm; the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; expanded disclosure of corporate operations and internal controls and certification by chief executive officers and chief financial officers to the accuracy of periodic reports filed with the SEC; and prohibitions on public company insiders from trading during retirement plan “blackout” periods, restrictions on loans to company executives and enhanced controls on and reporting of insider trading.

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

The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions. As of September 30, 2020, the FDIC had announced that the ratio declined to 1.30% due largely to consequences of the COVID-19 pandemic and adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment rate schedule.  The plan requires the FDIC to update its analysis and projections for the fund balance and reserve ratio at least semiannually and, if necessary, recommend any modifications, such as increasing assessment rates. No changes have been made as of the December 2021 semiannual update.

FDIC deposit insurance expense totaled $1.8 million, $1.0 million, and $624 thousand, in 2021, 2020, and 2019, respectively. FDIC deposit insurance expense includes deposit insurance assessments and, until 2019, Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The final FICO assessment was collected in 2019.

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

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2021 totaled approximately $823 thousand.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess an institution’s performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OCC assigns CRA ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties. In December 2021, the OCC issued a final rule rescinding its June 2020 Community Reinvestment Act Rule and replacing it with the rules that were jointly adopted by the federal bank regulatory agencies.  This action is intended to facilitate the ongoing interagency work to modernize the CRA regulatory framework and promote consistency for all insured depository institutions. The final rule became effective on January 1, 2022.

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

The federal Consumer Financial Protection Bureau (“CFPB”) has adopted rules related to mortgage loan origination and mortgage loan servicing. In particular, the CFPB has issued a rule implementing the ability-to-repay and qualified mortgage (“QM”) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements.

Index
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

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2021, the Bank owned $5.6 million in FHLB of New York stock, which was in compliance with its obligations.

Human Capital Resources

Our Human Capital Strategic Plan guides us on our journey to foster a multicultural, collaborative, and inclusive work environment that promotes the exchange of different ideas, philosophies and perspectives, which continues to be a top priority at TrustCo and Trustco Bank.

Headcount

As of December 31, 2021, we had 844 employees (which collectively amount to 759 full-time equivalents), all based in the United States, with 592 employees (70%) at bank branches, 236 (28%) located in corporate offices and 16 (2%) in call centers.

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

Index
Hiring & Promotion Practices

At TrustCo and Trustco Bank we are continuously educating our hiring managers about recruitment and selection processes, and we strive to build our workforce from within when possible. All employees are eligible to apply for open department and branch positions following their introductory period, and during 2021, 247 (roughly 29%) of our employees were promoted within the Bank. If the best candidate for an available position is not identified from within our existing talent pool, we will look externally for the best talent, and our recruitment strategy focuses on searching for candidates directly through our participation in job fairs and social media advertising, and through our professional networks and other associations that represent diverse groups. Additionally, we have an active recruitment incentive program which awards existing employees for referring new employees to the Bank, which in turn helps us diversify our workforce.

Talent Development

We believe in investing for the future which includes the future of our workforce, and we actively encourage and support the growth of our employees throughout their educational and career development, ensuring employees are given opportunities to develop and refine their skills to be successful within the Bank’s competitive environment. We aim to accomplish this through a multitude of training and development programs, which include opportunities to engage in interdepartmental experiential learning, voluntary training seminars, ongoing training through our Cornerstone platform, tuition reimbursement program, BSA-AML certificate program with SUNY Schenectady County Community College and certification reimbursement for certain levels of employment. Currently, we have 39 (4.6%) employees that hold professional certificates and/or licenses. Additionally, our employees participated in over 20,000 hours of training, which included a recently expanded Leadership Program.

We take great pride in our mentoring program which was started by our CEO and was structured to allow newly hired assistant managers to report directly to the CEO for their first 10 weeks, and then met regularly for one-on-one mentoring sessions and professional development. The mentoring program has been expanded so that in addition to the CEO, all of the Bank’s executive vice presidents now mentor new assistant manager-level employees in the same manner. The program was briefly suspended due to COVID-19, but is expected to come back on line as soon as public health restrictions are fully lifted.  The professional success, job satisfaction, and retention of program graduates has been monitored and preliminary results are excellent. Currently, more than 40 people have been mentored through the program.

During 2021, Trustco Bank launched a Leadership Program for our management level staff members.  The Trustco Leadership Program is an experiential learning opportunity for high-performing employees. It is designed to help managers gain more self-awareness, learn essential leadership skills, and build a collaborative peer network. The development program consists of 4 components: Assess, Learn, Coach, Apply. The goal is for managers to gain a greater understanding of themselves and the significant impact they have on the business.

Employee Feedback

Through our training and mentoring programs, we actively encourage employee feedback. Following each training session, employees complete evaluations designed to provide constructive feedback on their trainer’s knowledge, the overall training structure, and the employee’s confidence in their ability to be successful in their new role. We are also gathering data on an ongoing basis which focuses on the tenure of current staff. We’ve consistently improved our average tenure over the past four years, with an average tenure of about 5 years currently. Furthermore, the Human Resources Department conducts stay and exit interviews, which capture feedback from high turnover positions. These interviews are used to improve processes and procedures and inform future policy.

Index
Diversity and Inclusion

We recognize that everyone deserves respect and equal treatment, regardless of race, color, religion, sex (including gender identity, sexual orientation, and pregnancy), national origin, age (40 or older), disability or genetic information. TrustCo is committed to creating an inclusive environment that promotes diversity, equity and inclusion through training, recruiting and recognition practices to support our employees. Our Human Capital Strategic Plan focuses on identifying areas of opportunity to further diversify our workforce over time. As of December 2021, approximately 62% of our workforce identify as female, 38% identify as male.  The workforce is 41% ethnically diverse, being made up of 13.86% Hispanic or Latino, 11.97% Asian, 9.24% Black or African American, 4.03% from two or more races, 1.07% American Indian or Alaska Native, and 0.59% Native Hawaiian or other Pacific Islander.  Additionally, 5.2% of our workforce identifies as disabled.  Furthermore, our inclusion efforts focus on age, where we seek to recruit younger candidates to create long-term career potential, while seeking to retain our experienced team members for the many benefits their presence yields.

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

Statistical Information Analysis

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2021, which contains a presentation and discussion of statistical data relating to TrustCo, is hereby incorporated by reference. This information should not be construed to imply any conclusion on the part of the management of TrustCo that the results, causes, or trends indicated therein will continue in the future. The nature and effects of governmental monetary policy, supervision and regulation, future legislation, inflation and other economic conditions and many other factors which affect interest rates, investments, loans, deposits, and other aspects of TrustCo’s operations are extremely complex and could make historical operations, earnings, assets, and liabilities not indicative of what may occur in the future.

Critical Accounting Policies

Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the results of operations. Included in Note 1 to the Consolidated Financial Statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2021, is a description of this critical policy and the other significant accounting policies that are utilized by the Company in the preparation of the Consolidated Financial Statements.

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

Index
TrustCo’s 2021 Annual Report to Shareholders, which is included as Exhibit 13 hereto, contains a list of certain important factors, in addition to the factors described under Item 1A, Risk Factors, that in some cases have affected and in the future could affect TrustCo’s actual results, and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. The list should not be construed as exhaustive, and TrustCo disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

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

While the spread of COVID-19 has minimally affected our operations as of December 31, 2021, we may experience temporary closures of offices and/or suspension of certain services. Although we maintain contingency plans for a pandemic, the spread of COVID-19 could negatively affect key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls. Such a spread or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for us. If COVID-19, or another highly infectious or contagious disease, spreads or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect to our business, financial condition, and results of operations.

Additionally, the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. Yields on the 30-year Treasury notes and 10-year Treasury notes, which significantly influence home mortgage interest rates, are at historic lows. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%, and on March 15, 2020, it further reduced the target federal funds rate by 100 basis points to 0.00% to 0.25% and announced a quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. Effective July 29, 2021, the Federal Reserve amended Regulation D to eliminate references to an interest on required reserves and to an interest on excess reserves rate and replaced them with a single interest on reserve balances rate. The current rate on reserve balances is 0.15%.

Index
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

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. Interest rates have in recent years hit historical low levels. Beginning in June 2019, the Federal Reserve began lowering the target rate in response to a slowing economy and in March 2020 quickly lowered the target rate back to 0.00% - 0.25% in response to the COVID-19 pandemic and the objective of injecting liquidity into the banking system and stimulating the credit markets.  Lower rates have helped lead to a lower cost of funds, but have also lowered the yields we earn on loans, securities, and short-term investments. More recently, it is generally believed that the Federal Reserve will begin to increase the federal funds rate in the first part of 2022. To the extent that the Federal Reserve or general market conditions for deposits change rates further, our cost of funds may rise faster than the rates we earn on loans and investments, potentially causing a compression of our interest rate spread and net interest margin, which would have a negative effect on Trustco Bank’s profitability.

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

Changes in and uncertainty related to benchmark interest rates used to price loans, including the anticipated elimination of LIBOR and the adoption of a substitute may adversely affect us.

In 2017. The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it would no longer persuade or compel banks to submit the rates required to calculate LIBOR after 2021. The federal bank regulatory agencies issued a statement encouraging U.S. banks to transition away from the U.S. Dollar LIBOR as soon as practicable and in any event by December 31, 2021 for new contracts. LIBOR is currently anticipated to be fully phased out by June 30, 2023.

Index
In December 2021, the CFPB finalized a rule facilitating the transition away from the LIBOR interest rate index for consumer financial products. The rule established requirements for how creditors must select replacement indices for existing LIBOR-linked consumer loans after April 1, 2022, and after December 31, 2021, new financial contracts may not reference LIBOR as the relevant index.  Starting in June 2023, LIBOR can no longer be used for existing financial contracts.

Uncertainty as to the nature of such potential change, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on loans and investment securities.  Trustco currently has no loans or investments tied to LIBOR.

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

Our borrowers may not repay their loans according to the terms of the loans, and, as a result of potential declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. When determining the amount of the ALLL, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans, as well as about the current and expected future economic environment. In deciding on the adequacy of the allowance for loan losses, management reviews past due information, historical charge-off and recovery data, and nonperforming loan activity. Also, there are a number of other factors that are taken into consideration, including: the magnitude, nature and trends of recent loan charge-offs and recoveries, the growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and the economic environment in the Upstate New York territory primarily (the Company’s largest geographical area) over the last several years, as well as in the Company’s other market areas. A significant portion of the allowance is determined using qualitative factors. The determination of qualitative factors involves subjective judgement and subjective measurement. If our assumptions and analysis prove to be incorrect, including with respect to the economic environment, our ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance which is maintained through provisions for loan losses. Material additions to our allowance would materially decrease our net income.

Additionally, TrustCo  adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2022.  This standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit.  This changes our historical method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 70.6% of our loan portfolio is comprised of loans secured by property located in our markets in and around New York, and approximately 29.4% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

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

As discussed under “Regulation and Supervision - Regulatory Capital Requirements and Prompt Corrective Action,” the Company and the Bank are subject to regulatory capital requirements. The capital rules impose stringent capital requirements on the Company and the Bank and generally require banking organizations to hold high-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress.

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

We are subject to extensive regulation, supervision, and examination by the OCC, Federal Reserve Board, and FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s loss allowances, and determine the level of deposit insurance premiums assessed. The Dodd-Frank Act significantly affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies and will continue to do so.  Any change in banking regulations and oversight, and the regulation of other agencies, such as the CFPB and the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, could have a material impact on our operations.  New or revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

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

The Company operates in an environment that imposes income taxes on its operations at both the federal and state levels to varying degrees. Strategies and operating routines have been implemented to minimize the impact of these taxes. Consequently, any change in tax legislation could significantly alter the effectiveness of these strategies. The Tax Cuts and Jobs Act (which we refer to as the “Tax Act”), enacted in December 2017, significantly affected United States tax law, including by changing how the United States imposes tax on certain types of income of corporations and by reducing the United States federal corporate income tax rate to 21%. It also imposed new limitations on a number of tax benefits, including certain executive compensation deductions, deductions for certain transportation fringe benefits provided to employees and entertainment expenses, among others. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly; impose new limitations on deductions, credits or other tax benefits; or make other changes that may adversely affect the performance of an investment in our stock. In addition, we have taken and may in the future take positions with respect to a number of unsettled issues for which Internal Revenue Services (“IRS”) guidance is unavailable. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, financial condition, results of operations and cash flows.

The changes in the federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Index
For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following six asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the REIT’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the REIT’s total assets may consist of securities, other than those includible under the 75% test; (3) not more than 5% of the value of its total assets may consist of securities of any one issuer, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (4) not more than 10% of the outstanding voting power of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; (5) not more than 10% of the total value of the outstanding securities of any one issuer may be held, other than those securities includible under the 75% test or securities of a taxable REIT subsidiary; and (6) a REIT cannot own securities in one or more taxable REIT subsidiaries which comprise more than 25% of the value of its total assets. At December 31, 2021, Trustco Realty met all six quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2021, Trustco Realty had met the two annual income tests and the distribution test.

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

Index
We are exposed to climate risk.

Climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes, drought and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Many of our facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt our operations or adversely impact our facilities. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity adversely affecting the use of some of our lending products.  Any such events could have a material adverse effect on our costs or results of operations.  These same issues also could impact the value of mortgage collateral and the security for residential and commercial loans.

As a mortgage lender, Trustco Bank has identified credit, market, liquidity, and operational factors as climate-related risks.  Adverse climate factors could impact the ability of loan customers to timely repay their loans.  Adverse climate impacts also could adversely impact the stock and bond markets which could adversely affect TrustCo’s non-interest income earning potential.  Severe physical impacts from climate change, such as rising sea levels, could reduce the value of residential and/or commercial portfolio. These two factors, given sufficiently severe impacts, could affect liquidity.

Additionally, severe weather and other climate events could impact hiring and retention of employees, facilities management, retail services, and technology infrastructure, thus creating operational risk.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302, in a facility owned by the Company. The Company operates 147 banking offices, of which 25 are owned and 122 are leased from others on market terms.

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

Not applicable.

Index
Information about our Executive Officers

The following is a list of the names and ages of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 58, Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1995.	2001

Scot R. Salvador, Age 55, Executive Vice President Commercial Banking	Executive Vice President of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 59, Executive Vice President Corporate Services and Risk	Executive Vice President of TrustCo and Trustco Bank from 2013 to present. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Secretary of TrustCo and Trustco Bank from 2003 to 2006 and 2009 to 2016. Assistant Secretary of TrustCo and Trustco Bank from 2006 to 2009. Executive Officer of TrustCo and Trustco Bank from 2003 to present. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 47, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer, TrustCo and Trustco Bank from 2018 to present. Senior Vice President and Chief Financial Officer of TrustCo and Trustco Bank from 2014 to 2018. Executive Officer of TrustCo and Trustco Bank from 2014 to present. Joined TrustCo and Trustco Bank in 2002.	2014

Eric W. Schreck Age 55, Executive Vice President and Treasurer	Executive Vice President and Florida Regional President of Trustco Bank from 2021 to present. Senior Vice President and Florida Regional President of Trustco Bank from 2009 to 2020. Treasurer of TrustCo from 2010 to present. Executive Officer of TrustCo and Trustco Bank from 2010 to present. Joined Trustco Bank in 1989.	2010

Michael Hall Age 56, General Counsel and Corporate Secretary	General Counsel and Corporate Secretary of TrustCo and Trustco Bank from 2018 to present. Vice President and Counsel of TrustCo and Trustco Bank from 2015 to 2018. Assistant Secretary of TrustCo and Trustco Bank for 2016. Executive Officer and Secretary of TrustCo and Trustco Bank from 2017 to present. Attorney with McNamee, Lochner, Titus & William, P.C. from 1992 to 2015. Joined TrustCo and Trustco Bank in 2015.	2016

Kevin M. Curley Age 56, Executive Vice President Retail Banking	Executive Vice President Retail Banking of TrustCo and Trustco Bank from December 2018 to present. Joined Trustco Bank in 1990.	2018

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The NASDAQ Stock Market, LLC under the symbol “TRST.” TrustCo had approximately 7,727 shareholders of record as of February 22, 2022, and the closing price of TrustCo’s common stock on that date was $34.15.

The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2021.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 to October 31, 2021	-	$-	-	-
November 1 to November 30, 2021	-	$-	-	-
December 1 to December 31, 2021	-	$-	-	-
Total	-	$-	-	330,000

(1) On February 18, 2021 the Company’s Board of Directors authorized a share repurchase program of up to 400,000 shares as adjusted for the Reverse Stock Split, or approximately 2% of the Company’s outstanding common stock.  The Company commenced repurchases under the program during the quarter ended June 30, 2021.

Index
Share Price Information

The TrustCo Annual Report to Shareholders for the year ended December 31, 2021, which is filed as Exhibit 13 hereto, contains a graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and S&P U.S. BMI Banks Index. Such graph is incorporated herein by reference.

Item 6.	[Removed and reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2021, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2021, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2021, which is filed as Exhibit 13 hereto and incorporated herein by reference.

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

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2021, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the Company’s quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Index
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (Schedule 14A) for its 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Michael Hall, General Counsel and Corporate Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Executive Officers of TrustCo.”

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

The following table provides information, as of December 31, 2021, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	90,311	$34.38	147,176
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	90,311	$34.38	147,176

Index
Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2021 and 2020.

Consolidated Statements of Income -- Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2021, 2020 and 2019.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2021 and 2020.

Index
Exhibits

Exhibit No.	Description

3(i)
Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 5, 2021.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated May 23, 2019, incorporated by reference to Exhibit 3.2 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

4(a)**	Description of Capital Stock.

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

Index
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

10(r)*
Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

10(s)*	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Form 8-K filed February 17, 2016.

10(t)*
Consulting Agreement between TrustCo Bank Corp NY and Robert T. Cushing effective December 22, 2017, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 22, 2017.

10(u)*
Form of 2018 Performance Share Award Agreement under the TrustCo Bank Corp NY Amended and Restated 2010 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 23, 2018.

10(v)*
Form of Employment Agreement between TrustCo Bank Corp NY and each of Kevin M. Curley and Michael M. Ozimek, effective December 18, 2018, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 18, 2018.

10(w)*
Form of 2019 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

10(x)*
Form of 2019 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

10(y)*
Form of 2019 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

Index
10(z)*
Form of 2020 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

10(aa)*
Form of 2020 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

10(bb)*
Form of 2020 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

10(cc)*
Form of 2021 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 17, 2021.

10(dd)*
Form of 2021 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 17, 2021.

10(ee)*
Form of 2021 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 17, 2021.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2021.

21**	List of Subsidiaries of TrustCo.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney.

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

Index
*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: February 25, 2022	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	Chairman, President and Chief Executive Officer (principal executive officer)	February 25, 2022

/s/ Michael M. Ozimek
Michael M. Ozimek	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 25, 2022

*
Dennis A. DeGennaro	Lead Independent Director	February 25, 2022

*
Brian C. Flynn	Director	February 25, 2022

*
Thomas O. Maggs	Director	February 25, 2022

*
Dr. Anthony J. Marinello	Director	February 25, 2022

*
Kimberly A. Russell	Director	February 25, 2022

*
Lisa M. Lucarelli	Director	February 25, 2022

*
Frank B. Silverman	Director	February 25, 2022

*
Curtis N. Powell	Director	February 25, 2022

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney