Form 10-Q
period 2022-03-31
TRUSTCO BANK CORP N Y
filed 2022-05-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 29, 2022
$1 Par Value	19,196,875

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended March 31,
	2022	2021

Interest and dividend income:
Interest and fees on loans	$39,003	40,217
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	86	50
State and political subdivisions	1	1
Mortgage-backed securities and collateralized mortgage obligations	1,087	1,237
Corporate bonds	233	316
Small Business Administration-guaranteed participation securities	154	206
Other securities	2	6
Total interest and dividends on securities available for sale	1,563	1,816

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	90	123
Total interest on held to maturity securities	90	123

Federal Reserve Bank and Federal Home Loan Bank stock	62	69
Interest on federal funds sold and other short-term investments	572	270
Total interest income	41,290	42,495

Interest expense:
Interest on deposits:
Interest-bearing checking	44	52
Savings accounts	156	159
Money market deposit accounts	214	283
Time deposits	546	1,666
Interest on short-term borrowings	234	228
Total interest expense	1,194	2,388

Net interest income	40,096	40,107
(Credit) Provision for credit losses	(200)	350
Net interest income after (credit) provision for credit losses	40,296	39,757

Noninterest income:
Trustco financial services income	1,833	2,035
Fees for services to customers	2,801	2,204
Other	549	189
Total noninterest income	5,183	4,428

Noninterest expenses:
Salaries and employee benefits	9,239	12,425
Net occupancy expense	4,529	4,586
Equipment expense	1,588	1,631
Professional services	1,467	1,432
Outsourced services	2,280	2,250
Advertising expense	617	354
FDIC and other insurance	812	707
Other real estate expense, net	11	239
Other	2,222	1,711
Total noninterest expenses	22,765	25,335

Income before taxes	22,714	18,850
Income taxes	5,625	4,767

Net income	$17,089	14,083

Net income per share (1):
- Basic	$0.890	0.730

- Diluted	$0.890	0.730

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2022	2021

Net income	$17,089	14,083

Net unrealized holding loss on securities available for sale	(19,225)	(6,018)
Tax effect	4,974	1,557

Net unrealized loss on securities available for sale, net of tax	(14,251)	(4,461)

Amortization of net actuarial gain	(78)	(228)
Amortization of prior service credit	(280)	(52)
Tax effect	93	73
Amortization of net actuarial gain and prior service credit on pension and postretirement plans, net of tax	(265)	(207)

Other comprehensive loss, net of tax	(14,516)	(4,668)
Comprehensive income	$2,573	9,415

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BNK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS:

Cash and due from banks	$47,526	48,357
Federal funds sold and other short term investments	1,225,022	1,171,113
Total cash and cash equivalents	1,272,548	1,219,470

Securities available for sale	408,991	407,713

Held to maturity securities ($9,550 and $10,695 fair value at March 31, 2022 and December 31, 2021, respectively)	9,183	9,923

Federal Reserve Bank and Federal Home Loan Bank stock	5,604	5,604
Loans, net of deferred net costs	4,464,354	4,438,779
Less:
Allowance for credit losses on loans	46,178	44,267
Net loans	4,418,176	4,394,512

Bank premises and equipment, net	32,644	33,027
Operating lease right-of-use assets	48,569	48,090
Other assets	86,158	78,207

Total assets	$6,281,873	6,196,546

LIABILITIES:
Deposits:
Demand	$835,281	794,878
Interest-bearing checking	1,225,093	1,191,304
Savings accounts	1,553,152	1,504,554
Money market deposit accounts	796,275	782,079
Time deposits	940,215	995,314
Total deposits	5,350,016	5,268,129

Short-term borrowings	248,371	244,686
Operating lease liabilities	53,094	52,720
Accrued expenses and other liabilities	37,497	29,883

Total liabilities	5,688,978	5,595,418

SHAREHOLDERS’ EQUITY:
Capital stock par value $1; 30,000,000 shares authorized; 20,045,684 shares issued at March 31, 2022 and December 31, 2021 and 19,201,875 and 19,219,989 shares outstanding at March 31, 2022 and December 31, 2021, respectively	20,046	20,046
Surplus	256,661	256,661
Undivided profits	355,948	349,056
Accumulated other comprehensive (loss) income, net of tax	(2,369)	12,147
Treasury stock at cost - 843,809 and 825,695 shares at March 31, 2022 and December 31, 2021, respectively	(37,391)	(36,782)

Total shareholders’ equity	592,895	601,128

Total liabilities and shareholders’ equity	$6,281,873	6,196,546

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock (1)	Surplus (1)	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2021 (1)	$20,041	256,606	313,974	11,936	(34,396)	568,161
Net income	-	-	14,083	-	-	14,083
Other comprehensive loss, net of tax	-	-	-	(4,668)	-	(4,668)
Stock options exercised (2,650 shares) (1)	3	68				71
Cash dividend declared, $0.340625 per share (2)	-	-	(6,571)	-	-	(6,571)
Purchase of treasury stock (1,261 shares) (2)	-	-	-	-	(45)	(45)

Ending balance, March 31, 2021 (1)	$20,044	256,674	321,486	7,268	(34,441)	571,031

Beginning balance, January 1, 2022	$20,046	256,661	349,056	12,147	(36,782)	601,128
Cumulative impact of adoption of ASU 2016-13			(3,470)			(3,470)
Balance, January 1, 2022 as adjusted for impact of adoption of ASU 2016-13	20,046	256,661	345,586	12,147	(36,782)	597,658
Net income	-	-	17,089	-	-	17,089
Other comprehensive loss, net of tax	-	-	-	(14,516)	-	(14,516)
Cash dividend declared, $0.35 per share	-	-	(6,727)	-	-	(6,727)
Purchase of treasury stock 18,114 shares	-	-	-	-	(609)	(609)

Ending balance, March 31, 2022	$20,046	$256,661	$355,948	$(2,369)	$(37,391)	$592,895

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.
(2)	Share amounts and per share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities:
Net income	$17,089	14,083

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,024	1,063
Amortization of right-of-use asset	1,608	1,573
Net gain on sale of other real estate owned	(73)	-
Writedown of other real estate owned	-	121
(Credit) provision for credit losses	(200)	350
Deferred tax expense	744	1,152
Net amortization of securities	697	1,081
Net gain on sale of bank premises and equipment	(314)	(4)
Decrease in taxes receivable	489	101
Decrease in interest receivable	202	392
Decrease in interest payable	(32)	(164)
Increase in other assets	(2,601)	(3,160)
Decrease in operating lease liabilities	(1,713)	(1,637)
Decrease in accrued expenses and other liabilities	(5,943)	(6,221)
Total adjustments	(6,112)	(5,353)
Net cash provided by operating activities	10,977	8,730

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	17,923	36,820
Proceeds from paydowns of held to maturity securities	716	1,061
Purchases of securities available for sale	(34,097)	(132,456)
Proceeds from maturities of securities available for sale	5,000	55
Net increase in loans	(25,516)	(24,656)
Proceeds from dispositions of other real estate owned	166	-
Proceeds from dispositions of bank premises and equipment	469	4
Purchases of bank premises and equipment	(796)	(663)
Net cash used in investing activities	(36,135)	(119,835)

Cash flows from financing activities:
Net increase in deposits	81,887	135,729
Net increase in short-term borrowings	3,685	15,195
Proceeds from exercise of stock options	-	71
Purchases of treasury stock	(609)	(45)
Dividends paid	(6,727)	(6,571)
Net cash provided by financing activities	78,236	144,379
Net increase in cash and cash equivalents	53,078	33,274
Cash and cash equivalents at beginning of period	1,219,470	1,107,099
Cash and cash equivalents at end of period	$1,272,548	1,140,373

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$1,226	2,552
Income taxes paid	5,090	4,661
Other non cash items:
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(19,225)	(6,018)
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	4,974	1,557
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans	(358)	(280)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	93	73
Security purchase settled in subsequent period	(10,000)	-
Impact to retained earnings from adoption of ASC 326, net of tax	(3,470)	-

See accompanying notes to unaudited consolidated interim financial statements.

Index

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2022, the results of operations and cash flows for the three months ended March 31, 2022 and 2021.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the instructions to Form 10‑Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022 except as noted below. The accounting policies of the Company effective for the comparative periods presented prior to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) are presented on the Form 10-K referenced above.

Recently Adopted Accounting Standards

On January 1, 2022, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses” (referred to as “CECL” and as Accounting Standards Codification Topic 326 (“ASC 326”)) which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with enhanced financial disclosures for more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The allowance for credit losses on loans is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. The measurement of expected credit losses under the CECL methodology applies to financial assets measured at amortized cost including loan receivables and held-to-maturity debt securities.   The update additionally applies to off-balance sheet exposures not accounted for as insurance (Loan commitments, standby letters of credit, financial guarantees and other similar instruments).  In addition, CECL made changes to the accounting for available for sale securities. Once such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

Index
As previously disclosed, the Company assembled a cross-functional working group that met regularly to oversee the implementation plan for CECL which included the assessment and documentation of the processes and internal controls, model development and documentation, assessing existing loan and loss data, assessing models for default and loss estimates and conducting parallel runs and reviews through January 1, 2022.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet (“OBS”) credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with previous applicable GAAP. On the adoption date, the Company increased the allowance for credit losses on loans by $2.4 million and increased the allowance for credit losses for unfunded commitments by $2.3 million (included in Accrued expenses and other liabilities). The Company recorded a net decrease to undivided profits of $3.5 million, net of $1.2 million in deferred tax balances as of January 1, 2022 for the cumulative effect of adopting CECL.

The Company did not record an allowance for credit losses as of January 1, 2022 on its securities available for sale or held to maturity.

The impact of the January 1, 2022 adoption entry is summarized in the table below:

(in thousands)	December 31, 2021 Pre-CECL Adoption	Impact of Adoption	January 1, 2022 Post- CECL Adoption
Assets:
Allowance for credit losses on loans	$44,267	2,353	$46,620
Allowance for credit losses on securities	-	-	-
Liabilities and shareholders’ equity:
Other liabilities (ACL unfunded loan commitments)	18	2,335	2,353
Tax Effect, net	-	(1,218)	-
Total	44,285	3,470	48,973
Undivided Profits	349,056	(3,470)	345,586

Loans

Loans that management has the intent and ability to hold for the near future or until maturity or payoff are reported at amortized cost net of allowance for credit losses on loans. Amortized cost is the principal balance outstanding, net of deferred loan fees and costs. Interest income is accrued on unpaid principal balances.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income of mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due and commercial loans are charged off to the extent principal or interest is deemed uncollectible. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought to current and future payments are reasonably assured.

Index
Accrued Interest Receivable

The Company has made the following elections with regards to accrued interest receivable: the Company will continue to write off accrued interest receivable by reversing interest income; the Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables; and the Company elected to exclude accrued interest receivable balances from tabular disclosures and will present accrued interest receivable balances in other assets.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans (“ACLL”) is a valuation account that is deducted from or added to the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loan are charged off against the allowance when management believes the uncollectibility of the loan balance is confirmed. Expected recoveries are not to exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company has elected the Discounted Cash Flow (“DCF”) methodology to determine its ACLL. Management estimates the allowance for credit loss on loans balance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable forecast provided by a third party. The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory. Historical credit loss experience provides the basis for the estimation of expected credit losses. Considerations are made for changes in underwriting standards, portfolio mix, delinquency levels, or economic conditions such as changes in the unemployment rates, property values, and gross metro product to make adjustments to historical loss information. Management judgment is required at each point in the measurement process.

Management utilized the historical loss rate experience on its own loan portfolio as the initial basis of the estimate using probability of default (“PD”) and loss given defaults (“LGD”) derived from September 30, 2011 to January 1, 2022.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  In situations involving a borrower filing for Chapter 13 bankruptcy protection, however, a loan is considered to be in payment default once it is 30 days contractually past due, consistent with the treatment by the bankruptcy court.

Management utilizes externally developed economic forecasts (Moody’s forecast scenarios) of unemployment rates within the key metropolitan areas in New York and Florida of which we serve to forecast probability of defaults and loss given defaults within the model.  Management has determined that a  reasonable and supportable forecast is 8 quarters after which the historical average probability defaults and loss given defaults will be used. The two economic scenarios evaluated by management in detail were the Baseline and Stagflation forecast scenarios. Within both scenarios, Management considered the following:

•	Unemployment levels in relation to inflationary pressures;
•	Monetary and fiscal policy assumptions and movement of the federal funds rate in 2022;
•	Supply chain conditions and their impacts on Consumer Price indices (“CPI”), and
•	Inflationary pressures on housing, and Gross Metro Product (“GMP”).

Index
In determining the appropriate forecast to utilize, management considered the range of forecasted unemployment as well as a number of other economic indicators. Unemployment levels in the Baseline continued to be optimistic while not providing what management determined to be a full reflection of supply chain, workforce challenges, and inflationary pressures. The rising inflation, volatility in consumer confidence, supply chain, and workforce environment challenges, as well as monetary and geopolitical environmental considerations, drove management to elect the Stagflation forecast scenario.

As of January 1, 2022, the Company has elected to utilize the Stagflation forecast scenario with 100% weighting, due to the forecast more appropriately considering inflationary pressures being observed currently and prospectively in the markets we serve. This scenario also takes into the account the relative impacts to unemployment, CPI, GMP and housing. The ACLL reserve is then complimented with qualitative factors based upon regulatory, competition, regional market conditions, legal, and technical environment. Other macroeconomic conditions such as GMP, CPI, and Housing prices and their related forecasts for the respective metropolitan regions of New York and Florida, were qualitatively factored into the calculation using the Stagflation forecast scenario over the 8 quarter forecast period.

The effective interest rate  used to discount expected cash flows considered the timing of the expected cash flows resulting from prepayments that existed as of January 1, 2022. The prepayment-adjusted effective interest rate uses the original contractual rate and prepayment assumptions as of January 1, 2022.

The Company determined a contractual term excluding expected extensions, renewals and modifications. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

The Company determined its allowance for credit losses on loans using a pool of assets with similar risk characteristics. The company evaluates its risk characteristics based on regulatory call report codes where it was determined that the loans within the call codes were homogenous in nature and could be aggregated into the main categories for the Company portfolio. There were no changes to the loan pools under CECL for January 1, 2022 compared to previously disclosed loan segments. Loans that no longer match the risk profile of the pool are individually assessed for credit losses, which are commercial nonaccrual loans and loans identified as troubled debt restructuring (“TDR”). The individual assessment for credit impairment is generally based on a discounted cash flow approach unless the asset is collateral dependent. The loan is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually assessed and the expected credit loss is based on the fair value of the collateral.

A loan for which terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered a TDR. In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the near future without the modification.  This evaluation is performed under the Company’s underwriting policy.  Generally, the modification of the terms of loans was the result of the borrower filing for bankruptcy protection.  Chapter 13 bankruptcies generally include the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order.  In the case of Chapter 7 bankruptcies, even though there is no modification of terms, the borrowers’ debt to the Company was discharged and they may not reaffirm the debt.

The TDR that subsequently defaulted described above have the underlying collateral evaluated at the time these loans were identified as TDRs, and a charge‑off was taken at that time, if necessary.  Collateral values on these loans are reviewed for collateral sufficiency on a quarterly basis.

Index
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration that funding will occur and an estimate of expected credit losses on commitments is expected to be funded over its estimated life. The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.   The following categories of off-balance sheet credit exposures have been identified: unfunded commitments to extend credit, unfunded lines of credit, residential mortgage pending closings and standby letters of credit. Each of these unfunded commitments is analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the allowance for credit losses on loans calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized in other liabilities.  The post adoption balance of $2.3 million is included with Accrued expenses and other liabilities on consolidated statements of financial condition. Prospective changes in the reserve will be recorded through the provision for credit losses on the consolidated statements of income.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. There were no debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2022. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments. Premiums on callable debt securities are amortized to their earlier call date. Discounts are amortized to maturity date. Gains and losses are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolio are primarily attributable to changes in interest rates.

Allowance for Credit Losses – Held to Maturity Securities

The Company’s held to maturity securities are issued by U.S. government entities and agencies such as Ginnie Mae, Fannie Mae, and Freddie Mac. These securities are either explicitly or implicitly guaranteed by the U.S. government and are highly rated by major rating agencies and have a long history of no credit losses. Management measures expected credit losses on held to maturity debt securities on a collective basis by major security type, issuer and payment stream. The estimate of expected credit losses considers historical credit loss information adjusted for current conditions and reasonable and supportable forecasts provided by a third party servicer. Based on the nature of the securities held by the Company and the underlying guarantees, there was no allowance for credit losses recorded for held to maturity securities as of January 1, 2022.

Index
Accrued interest receivable on held to maturity securities totaled $40 thousand and is excluded from the estimate of credit losses. Historically the Company has not experienced uncollectible accrued interest receivable on held-to-maturity securities portfolio.

Allowance for Credit Losses – Available For Sale Securities

For available for sale debit securities in an unrealized loss position, the entity first assesses whether it intends to sell, or if it is more likely that not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, in making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and any adverse conditions specifically related to the security and its issuer, among other factors. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income.

Change in the allowance for credit losses is recorded as a provision for credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either criteria regarding the intent or requirement to sell is met.

The unrealized losses reported pertaining to securities issued by the U.S. government and its sponsored entities, include agencies, and mortgage backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently well rated and guaranteed by the U.S. government. The Company does not intend to sell the securities, and it is not considered likely the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolio are primarily attributable to changes in interest rates. Management does not believe any individual unrealized loss as of January 1, 2022 represents any credit loss and no realized losses have been recognized into provision for credit loss.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).

Index
A reconciliation of the component parts of earnings per share for the three months ended March 31, 2022 and 2021 is as follows:

(in thousands, except per share data)	For the three months ended March 31,
	2022	2021
Net income	$17,089	14,083
Weighted average common shares (1)	19,209	19,287
Stock Options (1)	1	6
Weighted average common shares including potential dilutive shares (1)	19,210	19,293

Basic EPS (1)	$0.890	0.730

Diluted EPS (1)	$0.890	0.730

(1)	Share and per share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

For both the three months, ended March 31, 2022 and 2021 there were approximately 60 thousand weighted average anti-dilutive stock options excluded from diluted earnings per share. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three months ended March 31, 2022 and 2021 for its pension and other postretirement benefit plans:

	Three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2022	2021	2022	2021

Service cost	$-	11	18	22
Interest cost	223	216	52	44
Expected return on plan assets	(817)	(761)	(333)	(327)
Amortization of net gain	-	-	(78)	(228)
Amortization of prior service credit	-	-	(280)	(52)
Net periodic benefit	$(594)	(534)	(621)	(541)

The Company does not expect to contribute to its pension and postretirement benefit plans in 2022.  As of March 31, 2022, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	March 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$64,978	-	2,919	62,059
State and political subdivisions	41	-	-	41
Mortgage backed securities and collateralized mortgage obligations - residential	257,248	80	13,283	244,045
Corporate bonds	76,086	49	2,046	74,089
Small Business Administration - guaranteed participation securities	29,181	-	1,095	28,086
Other	686	-	15	671
Total Securities Available for Sale	$428,220	129	19,358	408,991

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$59,976	-	797	59,179
State and political subdivisions	41	-	-	41
Mortgage backed securities and collateralized mortgage obligations - residential	269,907	3,367	2,476	270,798
Corporate bonds	45,805	157	625	45,337
Small Business Administration - guaranteed participation securities	31,303	371	-	31,674
Other	685	-	1	684
Total securities available for sale	$407,717	3,895	3,899	407,713

The following table distributes the debt securities included in the available for sale portfolio as of March 31, 2022, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$10,071	10,120
Due in one year through five years	131,720	126,740
Due after five years through ten years	-	-
Mortgage backed securities and collateralized mortgage obligations - residential	257,248	244,045
Small Business Administration - guaranteed participation securities	29,181	28,086
	$428,220	408,991

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2022
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$23,723	1,264	38,336	1,655	62,059	2,919
Mortgage backed securities and collateralized mortgage obligations - residential	160,318	5,999	73,797	7,284	234,115	13,283
Corporate bonds	49,993	1,115	14,070	931	64,063	2,046
Small Business Administration - guaranteed participation securities	28,086	1,095	-	-	28,086	1,095
Other	585	15	-	-	585	15

Total	$262,705	9,488	126,203	9,870	388,908	19,358

	December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unreal. Loss

U.S. government sponsored enterprises	$49,279	697	9,900	100	59,179	797
Mortgage backed securities and collateralized mortgage obligations - residential	93,447	1,888	22,098	588	115,545	2,476
Corporate bonds	15,670	171	14,546	454	30,216	625
Other	648	1	-	-	648	1

Total	$159,044	2,757	46,544	1,142	205,588	3,899

There were no allowance for credit losses recorded for securities available for sale during the three months ended March 31, 2022.

The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
(dollars in thousands)	2022	2021

Proceeds from sales	$-	-
Proceeds from calls/paydowns	17,923	36,820
Proceeds from maturities	5,000	55
Gross realized gains	-	-
Gross realized losses	-	-

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$9,183	383	16	9,550

Total held to maturity	$9,183	383	16	9,550

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$9,923	773	1	10,695

Total held to maturity	$9,923	773	1	10,695

The following table distributes the debt securities included in the held to maturity portfolio as of March 31, 2022, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$9,183	9,550
	$9,183	9,550

All held to maturity securities are held at cost on the financial statements.  As of March 31, 2022 and December 31, 2021 held to maturity securities with a fair value of $2.6 million and $442 thousand had an unrecognized loss of less than 12 months of $16 thousand and one thousand, respectively.

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2022 and 2021.

There were no allowance for credit losses recorded for held to maturity securities during the three months ended March 31, 2022. There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

Debt Securities
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

Index
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether management intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  If management intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If management does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI on debt securities shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings through the provision for credit losses.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.

The Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2022. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as it’s historically low turnover in the portfolio.

As of March 31, 2022, the Company’s securities portfolio included certain securities, which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises: In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

Mortgage backed securities and collateralized mortgage obligations – residential:  At March 31, 2022, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at March 31, 2022.

Corporate Bonds & Other:  At March 31, 2022, corporate and other bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

Small Business Administration (SBA) - guaranteed participation securities:  At March 31, 2022, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022.

Index
(5) Loan Portfolio and Allowance for Credit Losses

Upon adoption of CECL, management pooled loans with similar risk characteristics. The portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses on loans.

The Following table presents loans by portfolio segment:

	March 31, 2022
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$147,295	23,935	171,230
Other	20,198	980	21,178
Real estate mortgage - 1 to 4 family:
First mortgages	2,729,257	1,236,705	3,965,962
Home equity loans	47,043	13,429	60,472
Home equity lines of credit	172,854	63,263	236,117
Installment	7,269	2,126	9,395
Total loans, net	$3,123,916	1,340,438	4,464,354
Less: Allowance for credit losses on loans			46,178
Net loans			$4,418,176

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $3.0 million as of March 31, 2022.

At March 31, 2022, the Company had approximately $30.4 million of real estate construction loans. Of the $30.4 million in real estate construction loans at March 31, 2022, approximately $10.5 million are secured by first mortgages to residential borrowers while approximately $19.9 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses including past events, current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended March 31, 2022 compared to adoption date.  Consistent with adoption date, the Company has determined the stagflation forecast scenario to be appropriate for the March 31, 2022 ACLL calculation. The Company selected the stagflation economic forecast for credit losses as management expects that markets will experience a slight decline in economic conditions and a slight increase in the unemployment rate over the next two years.

Index
The following table presents the impact of the January 1, 2022 adoption entry in the allowance for credit losses on loans by loan type:

(dollars in thousands)	December 31, 2021		January 1, 2022
	Pre-Adoption Balance	Impact of Adoption	Post CECL Adoption
	Total		Total
Commercial:
Commercial real estate	$3,121	$(1,100)	$2,021
Other	14	114	128
Real estate mortgage - 1 to 4 family:
First mortgages	37,249	1,703	38,952
Home equity loans	583	262	845
Home equity lines of credit	2,857	1,752	4,609
Installment	443	(378)	65
Total Allowance	$44,267	2,353	$46,620

Activity in the allowance for credit losses on loans by portfolio segment is summarized as follows:

	For the three months ended March 31, 2022
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,135	40,689	443	44,267
Impact of ASU 2016-13, Current Expected Credit Loss (CECL)	(986)	3,717	(378)	2,353
Balance as of January 1, 2022 as adjusted for ASU 2016-13	$2,149	44,406	65	46,620
Loans charged off:
New York and other states*	36	-	10	46
Florida	-	-	1	1
Total loan chargeoffs	36	-	11	47

Recoveries of loans previously charged off:
New York and other states*	-	97	8	105
Florida	-	-	-	-
Total recoveries	-	97	8	105
Net loans charged off (recoveries)	36	(97)	3	(58)
(Credit) provision for credit losses	64	(572)	8	(500)
Balance at end of period	$2,177	43,931	70	46,178

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in (credit) provision for credit losses in the consolidated income statement. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2022 was as follows:

(In thousands)	Total
Balance at January 1, 2022	$18
Impact of Adopting CECL	2,335
Adjusted Balance at January 1, 2022	2,353
Provision for credit losses	300
Balance at March 31, 2022	$2,653

Index
Loan Credit Quality
The Company categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. On at least an annual basis, the Company’s loan grading process analyzes non-homogeneous loans, such as commercial loans and commercial real estate loans, individually by grading the loans based on credit risk. The loan grades assigned to all loan types are tested by the Company’s internal loan review department in accordance with the Company’s internal loan review policy.

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of March 31, 2022 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index
As of March 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans, and gross chargeoffs for each loan type by origination year was as follows:

(in thousands)	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$10,701	$32,756	$24,411	$26,575	$20,900	$46,493	$7,424	$-	$169,260
Special Mention	-	-	73	-	255	-	-	-	328
Substandard	-	-	118	-	140	1,384	-	-	1,642
Total Commercial Loans	$10,701	$32,756	$24,602	$26,575	$21,295	$47,877	$7,424	$-	$171,230
Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$36	$-	$-	$36
	$-	$-	$-	$-	$-	$36	$-	$-	$36
Commercial Other:
Risk rating
Pass	$419	$5,931	$3,301	$786	$956	$2,634	$6,705	$-	$20,732
Special mention	-	320	-	-	-	-	-	-	320
Substandard	-	25	-	-	-	101	-	-	126
Total Commercial Real Estate Loans	$419	$6,276	$3,301	$786	$956	$2,735	$6,705	$-	$21,178

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$142,158	$971,838	$834,631	$392,717	$279,365	$1,328,713	$545	$-	$3,949,967
Nonperforming	-	-	83	671	422	14,819	-	-	15,995
Total First Mortgage:	$142,158	$971,838	$834,714	$393,388	$279,787	$1,343,532	$545	$-	$3,965,962

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines:
Risk rating
Performing	$2,414	$10,463	$7,431	$8,589	$5,943	$25,324	$-	$-	$60,164
Nonperforming	-	-	-	-	135	173	-	-	308
Total Home Equity Lines:	$2,414	$10,463	$7,431	$8,589	$6,078	$25,497	$-	$-	$60,472

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home Equity Credit Lines:
Risk rating
Performing	$221	$721	$492	$100	$70	$19,850	$211,792	$-	$233,246
Nonperforming	-	-	-	-	-	2,603	268	-	2,871
Total Home Equity Credit Lines:	$221	$721	$492	$100	$70	$22,453	$212,060	$-	$236,117

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Installments:
Risk rating
Performing	$937	$3,409	$1,326	$1,471	$686	$375	$1,150	$-	$9,354
Nonperforming	-	12	1	27	-	-	1	-	41
Total Installments	$937	$3,421	$1,327	$1,498	$686	$375	$1,151	$-	$9,395

Installments Loans:
Current-period Gross writeoffs	$-	$-	$5	$5	$-	$1	$-	$-	11
	$-	$-	$5	$5	$-	$1	$-	$-	$11

Index
The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu). Other real estate owned is included in Other assets on the Balance Sheet. As of March 31, 2022 other real estate owned included $270 thousand of residential foreclosed properties. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $11.7 million as of March 31, 2022.

The following tables present the aging of the amortized cost in past due loans by loan class and by region as of March 31, 2022:

	March 31, 2022

New York and other states*: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	106	123	229	147,066	147,295
Other	27	-	4	31	20,167	20,198
Real estate mortgage - 1 to 4 family:
First mortgages	2,114	1,209	9,562	12,885	2,716,372	2,729,257
Home equity loans	19	-	173	192	46,851	47,043
Home equity lines of credit	727	25	1,187	1,939	170,915	172,854
Installment	36	24	14	74	7,195	7,269

Total	$2,923	1,364	11,063	15,350	3,108,566	3,123,916

Florida: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	23,935	23,935
Other	-	-	-	-	980	980
Real estate mortgage - 1 to 4 family:
First mortgages	623	-	1,552	2,175	1,234,530	1,236,705
Home equity loans	-	-	44	44	13,385	13,429
Home equity lines of credit	-	89	-	89	63,174	63,263
Installment	-	1	-	1	2,125	2,126

Total	$623	90	1,596	2,309	1,338,129	1,340,438

Total: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	106	123	229	171,001	171,230
Other	27	-	4	31	21,147	21,178
Real estate mortgage - 1 to 4 family:
First mortgages	2,737	1,209	11,114	15,060	3,950,902	3,965,962
Home equity loans	19	-	217	236	60,236	60,472
Home equity lines of credit	727	114	1,187	2,028	234,089	236,117
Installment	36	25	14	75	9,320	9,395

Total	$3,546	1,454	12,659	17,659	4,446,695	4,464,354
* Includes New York, New Jersey, Vermont and Massachusetts.

Index
At March 31, 2022, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Loans individually evaluated for impairment are non-accrual commercial loans, as well as all loans classified as troubled debt restructurings. As of March 31, 2022, there was no allowance for credit losses based on the loans individually evaluated for impairment. Residential and installment non-accrual loans which are not TDRs are collectively evaluated to determine the allowance for credit loss.

The following table presents the amortized cost basis in non-accrual loans by portfolio segment:

	March 31, 2022
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$183	-	183
Other	4	-	4
Real estate mortgage - 1 to 4 family:
First mortgages	14,102	1,893	15,995
Home equity loans	264	44	308
Home equity lines of credit	2,699	172	2,871
Installment	33	8	41
Total non-accrual loans	17,285	2,117	19,402
Restructured real estate mortgages - 1 to 4 family	16	-	16
Total nonperforming loans	$17,301	2,117	19,418

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of March 31, 2022:

	March 31, 2022
(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance For Credit Loss	Loans Past Due Over 89 Days Still Accruing
Commercial:
Commercial real estate	$61	$123	$-
Other	-	4	-
Real estate mortgage - 1 to 4 family:
First mortgages	6,762	9,233	-
Home equity loans	37	271	-
Home equity lines of credit	1,030	1,841	-
Installment	-	41	-
Total loans, net	$7,890	$11,513	$-

The non-accrual balance of $11.5 million was collectively evaluated and the associated allowance for credit losses on loans was not material as of March 31, 2022.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of March 31, 2022:

	March 31, 2022
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for credit losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,177	43,931	70	46,178

Total ending allowance balance	$2,177	43,931	70	46,178

Loans:
Individually evaluated for impairment	$305	17,617	-	17,922
Collectively evaluated for impairment	192,103	4,244,934	9,395	4,446,432

Total ending loans balance	$192,408	4,262,551	9,395	4,464,354

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected Credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following table presents the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of March 31, 2022:

	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$301	-	-
Other	4	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	15,417	-	-
Home equity loans	159	-	-
Home equity lines of credit	2,041	-	-
Installment	-	-	-
Total Loans	$17,922	-	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs. Interest income recognized on loans that are individually evaluated was not material during the three months ended March 31, 2022 and 2021.

As of March 31, 2022 loans individually evaluated included approximately $9.8 million of loans in accruing status that were identified as TDR’s in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Index
The following table presents, by class, loans that were modified as TDR’s:

	Three months ended March 31, 2022
New York and other states*:
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-
Home equity loans	3	370	370
Home equity lines of credit	-	-	-

Total	3	$370	370

Florida:
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	-	$-	-

* Includes New York, New Jersey, Vermont and Massachusetts.

For the three months ended March 31, 2021 there were no loans that were modified as TDR’s.

The addition of these TDR’s did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a TDR was the borrower filing for bankruptcy protection. There were no TDRs that defaulted during the three months ended March 31, 2022 and 2021 which had been modified within the last twelve months.

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

Prior to the adoption of CECL on January 1, 2022, the Company calculated allowance for loan losses using the incurred losses methodology. The following tables are the disclosures related to loans in prior periods.

The Following table presents the recorded investment in loans by portfolio segment:

	December 31, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$147,063	21,653	168,716
Other	30,889	595	31,484
Real estate mortgage - 1 to 4 family:
First mortgages	2,723,734	1,212,568	3,936,302
Home equity loans	48,190	13,695	61,885
Home equity lines of credit	175,134	55,842	230,976
Installment	7,368	2,048	9,416
Total loans, net	$3,132,378	1,306,401	4,438,779
Less: Allowance for loan losses			44,267
Net loans			$4,394,512

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $10.0 million as of December 31, 2021.

At December 31, 2021, the Company had approximately $37.3 million of real estate construction loans. Of the $37.3 million in real estate construction loans at December 31, 2021, approximately $17.9 million were secured by first mortgages to residential borrowers while approximately $19.4 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

Index
The Following table presents the summary of past due loans by portfolio segment:

	December 31, 2021

New York and other states*: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	233	45	278	146,785	147,063
Other	-	-	-	-	30,889	30,889
Real estate mortgage - 1 to 4 family:
First mortgages	1,303	239	9,867	11,409	2,712,325	2,723,734
Home equity loans	136	-	224	360	47,830	48,190
Home equity lines of credit	355	458	911	1,724	173,410	175,134
Installment	27	5	4	36	7,332	7,368

Total	$1,821	935	11,051	13,807	3,118,571	3,132,378

Florida: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	21,653	21,653
Other	-	-	-	-	595	595
Real estate mortgage - 1 to 4 family:
First mortgages	869	180	1,146	2,195	1,210,373	1,212,568
Home equity loans	-	45	-	45	13,650	13,695
Home equity lines of credit	-	89	-	89	55,753	55,842
Installment	18	-	5	23	2,025	2,048

Total	$887	314	1,151	2,352	1,304,049	1,306,401

Total: (dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	233	45	278	168,438	168,716
Other	-	-	-	-	31,484	31,484
Real estate mortgage - 1 to 4 family:
First mortgages	2,172	419	11,013	13,604	3,922,698	3,936,302
Home equity loans	136	45	224	405	61,480	61,885
Home equity lines of credit	355	547	911	1,813	229,163	230,976
Installment	45	5	9	59	9,357	9,416

Total	$2,708	1,249	12,202	16,159	4,422,620	4,438,779

* Includes New York, New Jersey, Vermont and Massachusetts.

At  December 31, 2021, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

The Company has identified non-accrual commercial and commercial real estate loans, as well as all loans restructured under a TDR, as impaired loans.  A loan is considered impaired when it is probable that the borrower will be unable to repay the loan according to the original contractual terms of the loan agreement or the loan is restructured as a TDR.

Index
For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The payment status of these homogeneous pools as of December 31, 2021 is included in the aging of the recorded investment of the past due loans table. In addition, the total nonperforming portion of these homogeneous loan pools as of December 31, 2021 is presented in the non-accrual loans table.

The Following table presents the non-accrual loans by portfolio segment:

	December 31, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$67	-	67
Other	45	-	45
Real estate mortgage - 1 to 4 family:
First mortgages	13,990	1,797	15,787
Home equity loans	247	45	292
Home equity lines of credit	2,337	174	2,511
Installment	23	14	37
Total non-accrual loans	16,709	2,030	18,739
Restructured real estate mortgages - 1 to 4 family	17	-	17
Total nonperforming loans	$16,726	2,030	18,756

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  Other real estate owned is included in other assets on the Balance Sheet.  As of December 31, 2021, other real estate owned included $362 thousand of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $9.7 million as of December 31, 2021.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2021:

	December 31, 2021
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,135	40,689	443	44,267

Total ending allowance balance	$3,135	40,689	443	44,267

Loans:
Individually evaluated for impairment	$232	18,272	-	18,504
Collectively evaluated for impairment	199,968	4,210,891	9,416	4,420,275

Total ending loans balance	$200,200	4,229,163	9,416	4,438,779

Index
The following table presents impaired loans by loan class as of December 31, 2021:

	December 31, 2021

New York and other states*: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Avg Recorded Investment

Commercial:
Commercial real estate	$187	279	-	1,154
Other	45	45	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	13,687	13,875	-	14,072
Home equity loans	161	161	-	235
Home equity lines of credit	1,852	1,939	-	2,256

Total	$15,932	16,299	-	17,824

Florida: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Avg Recorded Investment

Commercial:
Commercial real estate	$-	-	-	105
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,368	2,368	-	2,562
Home equity loans	-	-	-	16
Home equity lines of credit	204	204	-	246

Total	$2,572	2,572	-	2,929

Total: (dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	YTD Avg Recorded Investment

Commercial:
Commercial real estate	$187	279	-	1,259
Other	45	45	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	16,055	16,243	-	16,634
Home equity loans	161	161	-	251
Home equity lines of credit	2,056	2,143	-	2,502

Total	$18,504	18,871	-	20,753

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Activity in the allowance for loan losses for the three months ended March 31, 2021 was as follows:

	For the three months ended March 31, 2021
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,950	505	49,595
Loans charged off:
New York and other states*	-	86	7	93
Florida	-	-	2	2
Total loan chargeoffs	-	86	9	95

Recoveries of loans previously charged off:
New York and other states*	32	88	21	141
Florida	-	-	-	-
Total recoveries	32	88	21	141
Net loans (recoveries) charged off	(32)	(2)	(12)	(46)
(Credit) provision for loan losses	(120)	555	(85)	350
Balance at end of period	$4,052	45,507	432	49,991

* Includes New York, New Jersey, Vermont and Massachusetts.

As of December 31, 2021 the risk category of loans by class of loans is as follows:

	December 31, 2021

New York and other states*: (dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$145,500	1,563	147,063
Other	30,726	163	30,889
	$176,226	1,726	177,952

Florida:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$21,113	540	21,653
Other	595	-	595
	$21,708	540	22,248

Total:
(dollars in thousands)	Pass	Classified	Total

Commercial:
Commercial real estate	$166,613	2,103	168,716
Other	31,321	163	31,484
	$197,934	2,266	200,200

* Includes New York, New Jersey and Massachusetts.

Included in classified loans in the above tables are impaired loans of $226 thousand at December 31, 2021.

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

Individually evaluated loans: Periodically the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Non-recurring adjustments can also include certain adjustments for collateral-dependent loans to adjust balances to fair value and generally have had a chargeoff through the allowance for Credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. When obtained, non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Index
Indications of value for both collateral-dependent loans and other real estate owned are obtained from third party providers or the Company’s internal Appraisal Department. All indications of value are reviewed for reasonableness by a member of the Appraisal Department for the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value via comparison with independent data sources such as recent market data or industry-wide statistics.

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2022 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises	$62,059	$-	$62,059	$-
State and political subdivisions	41	-	41	-
Mortgage backed securities and collateralized mortgage obligations - residential	244,045	-	244,045	-
Corporate bonds	74,089	-	74,089	-
Small Business Administration- guaranteed participation securities	28,086	-	28,086	-
Other securities	671	-	671	-

Total securities available for sale	$408,991	$-	$408,991	$-

	Fair Value Measurements at
	December 31, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$59,179	$-	$59,179	$-
State and political subdivisions	41	-	41	-
Mortgage backed securities and collateralized mortgage obligations - residential	270,798	-	270,798	-
Corporate bonds	45,337	-	45,337	-
Small Business Administration- guaranteed participation securities	31,674	-	31,674	-
Other securities	684	-	684	-

Total securities available for sale	$407,713	$-	$407,713	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022 and 2021.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2022 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$269	$-	$-	$269	Sales comparison approach	Adjustments for differences between comparable sales	1% - 20% (7%)

Loans individually evaluated	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

	Fair Value Measurements at
	December 31, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$362	$-	$-	$362	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (6%)

Impaired loans:
Real estate mortgage -1 to 4 family	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

Other real estate owned, that is carried at fair value less costs to sell was approximately $269 thousand at March 31, 2022 and consisted of only residential real estate properties. There were no valuation charges included in earnings for the three months ended March 31, 2022.

Of the total individually evaluated loans of $17.9 million at March 31, 2022, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at March 31, 2022. There were no gross charge-offs related to residential impaired loans included in the table above.

Other real estate owned, which is carried at fair value less costs to sell, was approximately $362 thousand at December 31, 2021 and consisted of only residential real estate properties. A valuation charge of $121 thousand is included in earnings for the year ended December 31, 2021.

Of the total impaired loans of $18.5 million at December 31, 2021, there are no impairments that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2021. There were no gross charge-offs related to residential impaired loans included in the table above.

Index
The carrying amounts and estimated fair values (represents exit price) of financial instruments, at March 31, 2022 and December 31, 2021 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2022 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,272,548	1,272,548	-	-	1,272,548
Securities available for sale	408,991	-	408,991	-	408,991
Held to maturity securities	9,183	-	9,550	-	9,550
Federal Home Loan Bank stock	5,604	N/A	N/A	N/A	N/A
Net loans	4,418,176	-	-	4,443,718	4,443,718
Accrued interest receivable	8,897	107	1,073	7,717	8,897
Financial liabilities:
Demand deposits	835,281	835,281	-	-	835,281
Interest bearing deposits	4,514,735	3,574,520	933,385	-	4,507,905
Short-term borrowings	248,371	-	248,371	-	248,371
Accrued interest payable	131	36	95	-	131

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2021 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,219,470	1,219,470	-	-	1,219,470
Securities available for sale	407,713	-	407,713	-	407,713
Held to maturity securities	9,923	-	10,695	-	10,695
Federal Reserve Bank and Federal
Home Loan Bank stock	5,604	N/A	N/A	N/A	N/A
Net loans	4,394,512	-	-	4,451,031	4,451,031
Accrued interest receivable	9,099	10	1,235	7,854	9,099
Financial liabilities:
Demand deposits	794,878	794,878	-	-	794,878
Interest bearing deposits	4,473,251	3,477,937	993,676	-	4,471,613
Short-term borrowings	244,686	-	244,686	-	244,686
Accrued interest payable	163	34	129	-	163

Index

(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended March 31, 2022
(dollars in thousands)	Balance at 12/31/2021	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2022	Balance at 3/31/2022

Net unrealized holding loss on securities available for sale, net of tax	$(26)	(14,251)	-	(14,251)	(14,277)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,533)	-	(265)	(265)	(1,798)

Accumulated other comprehensive (loss) income, net of tax	$12,147	(14,251)	(265)	(14,516)	(2,369)

	Three months ended March 31, 2021
(dollars in thousands)	Balance at 12/31/2020	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 3/31/2021	Balance at 3/31/2021

Net unrealized holding loss on securities available for sale, net of tax	$7,186	(4,461)	-	(4,461)	2,725
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial (gain) loss and prior service credit on pension and postretirement benefit plans, net of tax	(1,334)	-	(207)	(207)	(1,541)

Accumulated other comprehensive income (loss), net of tax	$11,936	(4,461)	(207)	(4,668)	7,268

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

(dollars in thousands)	Three months ended March 31,
	2022	2021	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$78	228	Salaries and employee benefits
Amortization of prior service (cost) credit	280	52	Salaries and employee benefits
Income tax benefit	(93)	(73)	Income taxes
Net of tax	265	207

Total reclassifications, net of tax	$265	207

Index

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months ended March 31, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended
	March 31,
	2022	2021
Non-interest income
Service Charges on Deposits
Overdraft fees	$646	617
Other	790	469
Interchange Income	1,702	1,153
Wealth management fees	1,833	2,035
Other (a)	212	154

Total non-interest income	$5,183	4,428

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2022, the Company did not have any leases with terms of twelve months or less.

As of March 31, 2022, the Company does not have any leases that the construction has not started yet. At March 31, 2022, lease expiration dates ranged from one month to 22.5 years and have a weighted average remaining lease term of 9.3 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended March 31,
	2022	2021
Operating lease cost	$2,052	2,016
Variable lease cost	596	502

Total Lease costs	$2,648	2,518

(dollars in thousands)	Three months ended March 31,
	2022	2021
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,093	2,038

Right-of-use assets obtained in exchange for lease obligations:	2,087	302

Weighted average remaining lease term	9.3 years	8.9 years
Weighted average discount rate	2.96%	3.16%

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

Year ending December 31,
2022(a)	$6,211
2023	8,134
2024	8,012
2025	7,603
2026	6,627
Thereafter	24,435
Total lease payments	$61,022
Less: Interest	7,928

Present value of lease liabilities	$53,094

(a)	Excluding the three months ended March 31, 2022.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations.  Total lease payments from the Company to those entities, which are included in the table above, owed at March 31, 2022, were $3.5 million, which includes interest in the amount of $473 thousand.

Index
(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of March 31, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits. If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial statements. As of March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2022 and December 31, 2021:

(Bank Only)
				Minimum for Capital Adequacy plus Capital Conservation
	As of March 31, 2022		Well

(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$575,895	9.286%	5.000%	4.000%
Common equity tier 1 capital	575,895	18.743	6.500	7.000
Tier 1 risk-based capital	575,895	18.743	8.000	8.500
Total risk-based capital	614,433	19.997	10.000	10.500

	As of December 31, 2021		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	570,594	9.324%	5.000%	4.000%
Common equity tier 1 capital	570,594	18.954	6.500	7.000
Tier 1 risk-based capital	570,594	18.954	8.000	8.500
Total risk-based capital	608,308	20.206	10.000	10.500

(Consolidated)
	As of March 31, 2022		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$594,711	9.585%	4.000%
Common equity tier 1 capital	$594,711	19.349	7.000
Tier 1 risk-based capital	$594,711	19.349	8.500
Total risk-based capital	$633,260	20.603	10.500

	As of December 31, 2021		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$588,427	9.614%	4.000%
Common equity Tier 1 capital	588,427	19.541	7.000
Tier 1 risk-based capital	588,427	19.541	8.500
Total risk-based capital	626,150	20.794	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2022 and December 31, 2021 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) New Accounting Pronouncements

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures: In March 2022, FASB issued ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses -Measured at Amortized Cost. For entities, like TrustCo, that have adopted the amendments in ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. An entity may elect to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in this ASU should be applied prospectively, except for the amendments related to the recognition and measurement of TDRs which may be applied prospectively or using a modified retrospective transition method. The adoption of ASU13 2022-02 is not expected to have a material impact on the financial statements, but impact disclosure requirements, and reduce potentially individually evaluated loan totals.

(12) Risks and Uncertainties

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s March 31, 2022 financial statements. As of March 31, 2022 the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand any further economic challenges brought on by the COVID-19 pandemic, our reported and regulatory capital ratios, as well as the ability of the Company and the Bank to pay dividends or make other distributions, could be adversely impacted by unanticipated credit losses. At this time, we do not believe there exists any impairment to our goodwill, long-lived assets, right of use assets, held to maturity investment securities, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets and continue to negatively impact net interest income, provision for loan losses, and noninterest income.

Loan modifications and payment deferrals as a result of COVID-19 that met the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators were excluded from evaluation of TDR classification and were reported as current during the payment deferral period. The Company’s policy was to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance were evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. The relief provided by the CARES ACT expired on December 31, 2021. The Company doesn’t have any loan deferrals as of March 31, 2022.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of March 31, 2022, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2022 and March 31, 2021 and the related changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2022 and March 31, 2021, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

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
May 6, 2022

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
•
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

•
In addition to factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2021, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the effects of the COVID-19 pandemic and macroeconomic or geopolitical concerns related to inflation, rising interest rates and the war in Ukraine.

•
The current COVID-19 pandemic, the effects of which could, and in some instances has, caused us to experience a decline in the demand for products and services; an increase in loan delinquencies; problem assets and foreclosures; a decline in collateral value; a work stoppage, forced quarantine, or other interruption or the unavailability of key employees; an increase in the allowance for credit losses on loans; a reduction in wealth management revenues; an increase in Federal Deposit Insurance Corporation premiums; a reduction in the value of the securities portfolio; or a decline in the net worth and liquidity of loan guarantors;

•	changes in and uncertainty related to benchmark interest rates used to price loans and deposits;
•	future business strategies related to the implementation of CECL;
•	credit risks and risks from concentrations (by geographic area and by loan product) within our loan portfolio;
•
changes in local market areas and general business and economic trends, as well as changes in consumer spending, borrowing and savings habits; and our ability to assess and react effectively to such changes;

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

•	changes in management personnel;
•	real estate and collateral values;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board or the Public Company Accounting Oversight Board;
•	disruptions, security breaches or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	technological changes and electronic, cyber and physical security breaches;
•	changes in local market areas and general business and economic trends;
•	TrustCo’s success at managing the risks involved in the foregoing and managing its business; and
•	other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2021.

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

Index
Following this discussion are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2022 and 2021.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2022, with comparisons to the corresponding period in 2021, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2021 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2022, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

COVID-19 Impact
The Company evaluated the impact of the effects of the COVID-19 pandemic and determined that there were no material or systematic adverse impacts on the Company’s balance sheets and results of operations as of and for the years December 31, 2021 and 2020, as well as for the quarters ended March 31, 2022 and 2021.  At this time, it is difficult to quantify the impact the pandemic will have on future periods due to various uncertainties, including the duration, severity, spread, variants and resurgences of COVID-19.

The following is a description of the impact the COVID-19 global pandemic is having on certain elements of our business:

Loan modifications

We have always been committed to working with our customers or borrowers to allow time to work through the challenges of the pandemic. At this time, it is uncertain what future impact, if any, further loan modifications related to COVID-19 difficulties may have on our financial condition, results of operations and provision for credit losses. We began receiving requests from our borrowers for loan deferrals in March 2020 and agreed with many borrowers to modify their loans. Modifications included the deferral of principal and/or interest payments for terms generally up to 90 days. Requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower.  Loan modifications and payment deferrals as a result of the COVID-19 pandemic that meet the criteria established under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or under applicable interagency guidance of the federal banking regulators have been and will be excluded from evaluation of troubled debt restructuring (“TDR”) classification and will continue to be reported as current during the payment deferral period.  The relief provided by CARES Act expired on December 31, 2021. The Company doesn’t have any loans on deferral as of March 31, 2022.

Index
Paycheck Protection Program (“PPP”) and Liquidity

As part of the CARES Act, the Small Business Administration (SBA) was authorized to guarantee loans under the PPP for small businesses that meet the necessary eligibility requirements in order to keep their workers on the payroll. As of March 31, 2022 87 PPP loans totaling approximately $3 million remain outstanding.  The Company has received loan origination fees from the SBA which are being recognized over the life of the loan using the effective yield method.

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

Provision for credit losses

See “Allowance for Credit Losses on Loans” for more information.

Economic Overview
During the first quarter of 2022, financial markets declined as the economy felt the impact from several economic areas, as well as reacting to global concerns.  Investors evaluated inflationary worries, higher interest rates, ongoing pandemic concerns, supply-chain bottlenecks, and the war in Ukraine, while also seeing a rise in Treasury yields.   For the first quarter of 2022, the S&P 500 Index was down 5.0% and the Dow Jones Industrial Average was down 4.6%.  This comes after the economy saw continued improvement throughout 2021.  The shape of the yield curve tightened during the quarter as compared to prior quarters.  The 10‑year Treasury bond averaged 1.95% during Q1 2022 compared to 1.53% in Q4 2021, an increase of 42 basis points.  The 2‑year Treasury bond average rate increased 93 basis points to 1.46%, resulting in a flattening of the yield curve.  Consequently, the spread between the 10‑year and the 2-year Treasury bonds decreased from 1.00% on average in Q4 to 0.49% in Q1.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Federal Funds rate increased 25 basis points in March 2022 to end the quarter at 0.25% to 0.50%, the first rate increase since 2018.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by the pandemic and global economic concerns.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q1/21	Beg of Q1	0.09	0.13	0.36	0.93	0.80
	Peak	0.09	0.17	0.92	1.74	1.59
	Trough	0.01	0.09	0.36	0.93	0.82
	End of Q1	0.03	0.16	0.92	1.74	1.58
	Average in Q1	0.05	0.13	0.62	1.34	1.20

Q2/21	Beg of Q2	0.03	0.16	0.92	1.74	1.58
	Peak	0.06	0.28	0.97	1.73	1.56
	Trough	0.01	0.13	0.73	1.45	1.19
	End of Q2	0.05	0.25	0.87	1.45	1.20
	Average in Q2	0.03	0.17	0.84	1.59	1.42

Q3/21	Beg of Q3	0.05	0.25	0.87	1.45	1.20
	Peak	0.07	0.31	1.02	1.55	1.25
	Trough	0.03	0.17	0.65	1.19	0.98
	End of Q3	0.04	0.28	0.98	1.52	1.24
	Average in Q3	0.05	0.23	0.80	1.32	1.10

Q4/21	Beg of Q4	0.04	0.28	0.98	1.52	1.24
	Peak	0.08	0.76	1.34	1.68	1.29
	Trough	0.04	0.27	0.93	1.35	0.72
	End of Q4	0.06	0.73	1.26	1.52	0.79
	Average in Q4	0.05	0.53	1.18	1.53	1.00

Q1/22	Beg of Q1	0.06	0.73	1.26	1.52	0.79
	Peak	0.59	2.35	2.55	2.48	0.89
	Trough	0.08	0.77	1.37	1.63	0.04
	End of Q1	0.52	2.28	2.42	2.32	0.04
	Average in Q1	0.31	1.46	1.83	1.95	0.49

The United States economy experienced several areas of concern as 2022 began as mentioned above.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

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

Financial Overview
TrustCo recorded net income of $17.1 million, or $0.890 of diluted earnings per share, for the three months ended March 31, 2022, compared to net income of $14.1 million, or $0.730 of diluted earnings per share, in the same period in 2021.  Return on average assets was 1.12% and 0.96%, respectively, for the three months ended March 31, 2022 and 2021.  Return on average equity was 11.60% and 10.01%, respectively, for the three months ended March 31, 2022 and 2021.

The primary factors accounting for the change in net income for the three months ended March 31, 2022 compared to the same period of the prior year were:

•	A decrease of $1.2 million in interest income which was mitigated by a corresponding decrease in interest expense also of $1.2 million.

•	A decrease of $550 thousand in provision for credit losses for the first quarter of 2022 compared to the first quarter 2021.

•	A increase of $755 thousand in noninterest income for the first quarter of 2022 compared to the first quarter of 2021, primarily driven by a $597 thousand increase in fees for services to customers.

•
A decrease of $2.6 million in noninterest expense for the first quarter 2022 compared to the first quarter 2021, primarily as a result of a decrease in salaries and employee benefits due of a true-up to the incentive compensation accrual upon payout in the first quarter of 2022, as well as decreases in various other employee benefit plan expenses. This decrease was partially offset by an increase in other expense primarily as a result of higher mortgage origination volume.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report on Form 10-K for the year ended December 31, 2021 is a description of the effect interest rates had on the results for the year 2021 compared to 2020.  Many of the same market factors discussed in the 2021 Annual Report continued to have a significant impact on results through the first quarter of 2022, as well as the economic effect of COVID-19 and heightened global concerns.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  From December 2015 through December 2018, the U.S. Federal Reserve Board increased its federal funds target rate from a range of 0.00% - 0.25% to a range of 2.25% - 2.50%. Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020 the rate was significantly decreased again to 0.00% to 0.25% as a result of the global pandemic.  In March 2022 the Federal Reserve board increased the rate to 0.25% to 0.50% to assist with inflationary concerns, with additional rate increases anticipated.

Traditionally, interest rates on bank deposit accounts are heavily influenced by the Federal Funds rate.  The average rate on interest bearing deposits was 11 basis points lower in the first quarter of 2022 relative to the prior year period.  Rates were lower on all interest bearing deposit accounts as a result of repricing since the Federal Reserve Board lowered the Federal Funds rate due to the pandemic.  Please refer to the statistical disclosures in the table below entitled “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential.”

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

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield was up 42 basis points, on average, during the first quarter of 2022 compared to the fourth quarter of 2021 and was up 61 basis points as compared to the first quarter of 2021.

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

For the first quarter of 2022, the net interest margin was 2.66%, down 12 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of securities available for sale decreased by $76.5 million while the average yield increased 4 basis points to 1.54%.  The average balance of held to maturity securities decreased by $3.7 million and the average yield increased 9 basis points to 3.79% for the first quarter of 2022 compared to the same period in 2021. For both categories of investments, the slight increase in yield was not enough to offset the decrease in average balances year over year.

•
The average loan portfolio grew by $195.2 million to $4.44 billion and the average yield decreased 28 basis points to 3.52% in the first quarter of 2022 compared to the same period in 2021.  The increase in the average balance was not enough to offset the decrease in yield, which was primarily the result of less PPP income as compared to the prior year period.

Index
•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $112.9 million and the average rate paid decreased 11 basis points to 0.10% in the first quarter of 2022 compared to the same period in 2021.

During the first quarter of 2022, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive shorter term rates which allowed the Bank to gain market share as well as retain our existing deposits.  This strategy drove growth at a relatively low cost that will sustain TrustCo’s strong liquidity position and continue to allow us to cross sell new relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.78 billion in the first quarter of 2021 to $6.05 billion in the same period of 2022 with an average yield of 2.74% in the first quarter of 2022 and 2.95% in the first quarter of 2021.  There was a continued shift in the mix of assets towards a higher proportion of federal funds sold and other short-term investments from securities available for sale, as well as from increases in deposits.  Interest income on average earning assets decreased $1.2 million in the first quarter of 2022 from the prior year period, on a tax equivalent basis, and was primarily driven by lower market rates on loans.  The increase in interest income from average federal funds sold and other short-term investments, as a result of higher balances and interest rate, was mostly offset by less interest income from securities available for sale and held-to-maturity securities due to their lower average balances.

Loans
The average balance of loans was $4.44 billion in the first quarter of 2022 and $4.25 billion in the comparable period in 2021.  The yield on loans decreased 28 basis points to 3.52%.  The higher average balances did not offset the decrease in yield.

Compared to the first quarter of 2021, the average balance of residential mortgage loans and installment loans increased while commercial loans and home equity lines of credit decreased.  The average balance of residential mortgage loans was $4.01 billion in 2022 compared to $3.79 billion in 2021, an increase of 5.8%.  The average yield on residential mortgage loans decreased by 27 basis points to 3.42% in the first quarter of 2022 compared to 2021 primarily as a result of the low interest rate environment.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, no escrow or mortgage insurance requirements for qualified borrowers and the fact that the Company typically holds these loans in portfolio and does not sell them into the secondary markets.  Assuming a continued rise in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $17.8 million to an average balance of $195.0 million in the first quarter of 2022 compared to the same period in the prior year, primarily as a result of forgiven PPP loans.  The average yield on this portfolio was down 36 basis points to 5.18% compared to the prior year period, primarily as a result of the less origination income recognized on forgiven PPP loans as compared to the prior year period.  The Company remained selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines decreased 13 basis points to 3.71% during the first quarter of 2022 compared to the prior year period.  The average balances of home equity lines decreased 2.5% to $232.5 million in the first quarter of 2022 as compared to the prior year.  Over the last year,  customers with home equity lines continued to refinance their balances into fixed rate mortgage loans given the low rate environment and have been less likely to draw on home equity lines due to reduced tax benefits.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2022 was $406.5 million compared to $482.9 million for the comparable period in 2021.  The decrease in the balance reflects routine paydowns, and calls and maturities, offset by new investment purchases.  The average yield was 1.54% for the first quarter of 2022 compared to 1.50% for the first quarter of 2021.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $19.2 million as of March 31, 2022 compared to a net unrealized loss of $4 thousand as of December 31, 2021.  The increase in the net unrealized losses in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $9.5 million for the first quarter of 2022 compared to $13.3 million in the first quarter of 2021.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 3.79% for the first quarter of 2022 compared to 3.70% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of March 31, 2022, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2022 first quarter average balance of Federal Funds sold and other short-term investments was $1.19 billion, a $157.6 million increase from the $1.03 billion average for the same period in 2021.  The yield was 0.20% for the first quarter of 2022 and 0.11% for the comparable period in 2021.  Interest income from this portfolio increased $302 thousand from $270 thousand in 2021 to $572 thousand in 2022.  The higher average balances, as well as an increase in the interest rate on excess reserves in June 2021, and an increase in the federal funds rate in March 2022, resulted in an increase in interest income over the same period in the prior year.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $88.2 million to $4.48 billion for the first quarter of 2022 versus the first quarter in the prior year, and the average rate paid decreased from 0.20% for 2021 to 0.09% for 2022.  Total interest expense on these deposits decreased $1.2 million to $960 thousand in the first quarter of 2022 compared to the year earlier period.  From the first quarter of 2021 to the first quarter of 2022, interest bearing checking account average balances were up  9.9%, certificates of deposit average balances were down 23.6%, non‑interest demand average balances were up 20.1%, average savings balances increased 16.2% and money market balances were up 9.1%.  Our growth in deposits came at relatively low cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolio.

At March 31, 2022, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$888,760
1 to 2 years	43,570
2 to 3 years	6,297
3 to 4 years	937
4 to 5 years	518
Over 5 years	133
$940,215

Average short-term borrowings for the first quarter of 2022 were $248.5 million compared to $223.8 million in the same period in 2021.  The average rate decreased during this period from 0.41% in 2021 to 0.38% in 2022.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Index
Net Interest Income
Taxable equivalent net interest income was relatively flat at $40.1 million in both the first quarter of 2022 and 2021.  The net interest spread was down 11 basis points to 2.63% in the first quarter of 2022 compared to the same period in 2021.  As previously noted, the net interest margin was down 12 basis points to 2.66 for the first quarter of 2022 compared to the same period in 2021.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2022:

Nonperforming loans and foreclosed real estate: Total NPLs and non-accrual loans were $19.4 million at March 31, 2022, compared to $21.6 million at March 31, 2021.  At December 31, 2021 there were total NPLs of $18.8 million and non-accrual loans of $18.7 million.  There were no loans at March 31, 2022 and 2021 and December 31, 2021 that were past due 90 days or more and still accruing interest.

At March 31, 2022, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $19.4 million at March 31, 2022, $19.2 million were residential real estate loans, $187 thousand were commercial loans and mortgages and $41 thousand were installment loans, compared to $18.6 million, $112 thousand and $37 thousand, respectively at December 31, 2021.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $97 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2022 compared to net recoveries of $2 thousand for the first quarter of 2021.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its deposit franchise area.  At March 31, 2022, 70.0% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 30.0% were in Florida.  Those figures compare to 70.6% and 29.4%, respectively at December 31, 2021.

Economic conditions vary widely by geographic location.   As a percentage of the total nonperforming loans as of March 31, 2022, 10.9% were to Florida borrowers, compared to 89.1% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2022, New York and surrounding areas experienced net recoveries of approximately $58 thousand and there was no net chargeoffs or recoveries in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2022, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loans restructured under a TDR, as individually evaluated loans.  There were $178 thousand of commercial mortgages and commercial loans classified as individually evaluated as of March 31, 2022. There were $232 thousand classified as impaired at December 31, 2021.  There were $17.6 million of individually evaluated residential loans at March 31, 2021.  $18.3 million were classified as impaired at December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At March 31, 2022 there was $269 thousand of foreclosed real estate compared to $362 thousand at December 31, 2021.

Allowance for credit on loan losses: The Company implemented CECL on January 1, 2022. Under this standard, allowances have been  established for loans, and commitments to lend. The allowance for credit losses on loans (“ACLL”) replaces the previous allowance for loan losses (“ALLL”). The allowance for credit losses on loans increased by $2.4 Million at period end to $46.6 million from $44.2 at December 31, 2021 under the ALLL.  The allowance for credit losses on unfunded commitments increased from $18 thousand to $2.4 million and is recorded in other liabilities. The Company recorded a net decrease to undivided profits of $3.5 million, net of $1.2 million in deferred tax balances as of January 1, 2022 for the cumulative effect of adopting CECL.

In the first quarter of 2022, the Company recorded a credit to provision for credit losses of $200 thousand, which includes a credit to provision for credit losses on loans of $500 thousand as a result of improving unemployment and housing price forecasts, offset by a provision for credit losses on unfunded commitments of $300 thousand as a result of a corresponding increase in unfunded loans.

Index
The Company evaluates several external forecasts in choosing the forecast element for the economic components of the allowance for credit losses on loans. The Company selected the stagflation forecast for both January 1, 2022 and March 31, 2022 for economic modeling. The unemployment forecast impacted the reserves due to unemployment rates declining 13% for New York and 8 % for Florida offset by increases in consumer price indices (“CPI”) of 3% for NY and 1% for Florida and increases in Gross Metro Product (“GMP”) 1% for New York and 3% for Florida from December to March respectively.

See Notes 1 and 5 of the financial statements for additional discussion related to the adoption of CECL, the process for determining the provision for credit losses is described in Note 5 to the financial statements.

The allocation of the allowance for credit losses on loans as follows:

(dollars in thousands)	As of March 31, 2022		As of January 1, 2022
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$1,940	3.86%	$1,917	4.07%
Real estate - construction	341	0.68%	409	0.84%
Real estate mortgage - 1 to 4 family	39,173	89.96%	39,620	89.68%
Home equity lines of credit	4,654	5.29%	4,609	5.20%
Installment Loans	70	0.21%	65	0.21%
	$46,178	100.00%	$46,620	100.00%

At March 31, 2022, the allowance for credit losses on loans was $46.2 million, compared to $50.0 million at March 31, 2021 and $44.3 million at December 31, 2021.  The allowance represents 1.03% of the loan portfolio as of March 31, 2022 compared to 1.17% at March 31, 2021 and 1.00% at December 31, 2021.

Net recoveries for the three-month period ended March 31, 2022 were $58 thousand and $46 thousand for the prior year period.

During the first quarter of 2022, there were $36 thousand of commercial loan chargeoffs and $11 thousand of consumer loan chargeoffs compared with no commercial loan chargeoffs and $95 thousand of gross residential mortgage and consumer loan chargeoffs in the first quarter of 2021.  During the first quarter of 2022 there were no commercial loan recoveries and $105 thousand for residential mortgage and consumer loan recoveries, compared to $32 thousand for commercial loan recoveries and $109 thousand for residential mortgage and consumer loan recoveries in the first quarter of 2021.

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

Using this model, the fair value of capital projections as of March 31, 2022 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2022.  The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp.

As of March 31, 2022	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	28.10%
+300 BP	27.60
+200 BP	28.40
+100 BP	27.70
Current rates	26.00
-100 BP	23.00

Index
Noninterest Income
Total noninterest income for the first quarter of 2022 and 2021 was $5.2 million and $4.4 million, respectively.  The increase over the same period in the prior year was primarily related to an increase of $549 thousand in interchange fees and a $268 thousand gain on the sale of a building, partially offset by a decrease in financial services income of $202 thousand.  The fair value of assets under management was $1.03 billion at March 31, 2022, $1.10 billion as of December 31, 2021 and $1.04 billion at March 31, 2021.

Noninterest Expenses
Total noninterest expenses were $22.8 million for the three months ended March 31, 2022, compared to $25.3 million for the three months ended March 31, 2021.  Significant changes included a decrease in salaries and employee benefits primarily as a result of a $2 million favorable true-up to the incentive compensation accrual upon payout in the first quarter of 2022, as well as decreases in various other employee benefit plan expenses.  There were also decreases in net occupancy expense, equipment expense, and other real estate expense, net.  These decreases were partially offset by an increase in advertising expense due to more marketing efforts, and other expenses increased primarily due to higher mortgage origination volume.  The Company does expect salaries and benefit expense to return to historic levels in future periods.  Full time equivalent headcount decreased from 820 as of March 31, 2021 to 769 as of March 31, 2022 primarily as a result of a strategic realignment over the past year and the ongoing impact of the pandemic on the labor market.

Income Taxes
In the first quarter of 2022, TrustCo recognized income tax expense of $5.6 million compared to $4.8 million for the first quarter of 2021.  The effective tax rates were 24.8% and 25.3%, respectively, for the first quarters of 2022 and 2021.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.

Banking regulators have moved towards higher required capital requirements due to the standards included in the “Basel III” banking capital reform measures and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as a general trend towards reducing risk in the banking system by providing a greater capital margin.

Total shareholders’ equity at March 31, 2022 was $592.9 million compared to $571.0 million at March 31, 2021.  TrustCo declared a dividend of $0.35 per share in the first quarter of 2022.  This results in a dividend payout ratio of 39.36% based on first quarter 2022 earnings of $17.1 million.

The capital rules, which are generally applicable to both the Company and the Bank, include several measures; specifically, a Tier 1 leverage ratio, a common equity tier 1 (“CET1”) capital ratio, a tier 1 risk-based capital ratio and a total risk-based capital ratio. The rules also impose a capital conservation buffer that requires the Company and the Bank to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before they may pay dividends, repurchase shares or pay discretionary bonuses.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2022 and December 31, 2021:

(Bank Only)
(dollars in thousands)	As of March 31, 2022		Well	Minimum for Capital Adequacy plus Capital Conservation
	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$575,895	9.286%	5.000%	4.000%
Common equity tier 1 capital	575,895	18.743	6.500	7.000
Tier 1 risk-based capital	575,895	18.743	8.000	8.500
Total risk-based capital	614,433	19.997	10.000	10.500

	As of December 31, 2021		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$570,594	9.324%	5.000%	4.000%
Common equity tier 1 capital	570,594	18.954	6.500	7.000
Tier 1 risk-based capital	570,594	18.954	8.000	8.500
Total risk-based capital	608,308	20.206	10.000	10.500

(Consolidated)
	As of March 31, 2022		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$594,711	9.585%	4.000%
Common equity tier 1 capital	594,711	19.349	7.000
Tier 1 risk-based capital	594,711	19.349	8.500
Total risk-based capital	633,260	20.603	10.500

	As of December 31, 2021		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$588,427	9.614%	4.000%
Common equity Tier 1 capital	588,427	19.541	7.000
Tier 1 risk-based capital	588,427	19.541	8.500
Total risk-based capital	626,150	20.794	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2022 and December 31, 2021 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at March 31, 2022, Trustco’s consolidated equity to total assets ratio was 9.44% compared to 9.70% at December 31, 2021 and 9.44% at March 31, 2021.

As of March 31, 2022, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current, capital conservation buffer taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At March 31, 2022 and 2021, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 39.36% of net income for the first quarter of 2022 and 46.65% of net income for the first quarter of 2021.  The per-share dividend paid in both the first quarter of 2022 and the fourth quarter of 2021, was $0.350 and was $0.341 in the first quarter of 2021. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 7,110 participants.  The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Reverse Stock Split
Effective as of May 28, 2021, the Company completed a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $1.00 per share, as previously approved by our shareholders. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock units under the Company’s equity incentive plans. No fractional shares of common stock were issued in connection with the Reverse Stock Split, and shareholders received cash in lieu of any fractional shares. All references herein to common stock and per share data for all periods presented in the consolidated financial statements and notes thereto, have been retrospectively adjusted to reflect the Reverse Stock Split.

Share Repurchase Program
On February 18, 2021 the Company’s Board of Directors authorized a share repurchase program of up to 2,000,000 shares, which was adjusted to 400,000 shares as a result of the Reverse Stock Split, and represented approximately 2% of its then outstanding common stock. On March 9, 2022 the Company’s Board of Directors authorized, and the Company announced another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the three months ended March 31, 2022, the Company repurchased a total of 18 thousand shares at an average price per share of $33.57 for a total of $609 thousand under its Board authorized share repurchase program.

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

Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the measurement uncertainty and subjective judgement necessary in evaluating the levels of the allowance required to cover the life time losses in the loan portfolio and the material effect that such judgments can have on the results of operations.

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $($8.9) million in 2022 and $3.9 million in 2021.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended March 31, 2022			Three months ended March 31, 2021

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest	Variance Balance	Variance Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$61,755	$86	0.55%	$51,649	$50	0.38%	$36	11	25
Mortgage backed securities and collateralized mortgage obligations-residential	261,124	1,087	1.67%	327,614	1,237	1.51%	(150)	(774)	624
State and political subdivisions	41	1	6.73%	50	1	6.47%	-	-	-
Corporate bonds	52,977	233	1.76%	63,334	316	1.99%	(83)	(49)	(34)
Small Business Administration-guaranteed participation securities	29,871	154	2.06%	39,582	206	2.09%	(52)	(50)	(2)
Other	686	2	1.17%	686	6	3.50%	(4)	-	(4)

Total securities available for sale	406,454	1,563	1.54%	482,915	1,816	1.50%	(253)	(862)	609

Federal funds sold and other short-term Investments	1,187,201	572	0.20%	1,029,570	270	0.11%	302	47	255

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	9,541	90	3.79%	13,273	123	3.70%	(33)	(52)	19

Total held to maturity securities	9,541	90	3.79%	13,273	123	3.70%	(33)	(52)	19
Federal Reserve Bank and Federal Home Loan Bank stock	5,604	62	4.43%	5,506	69	5.01%	(7)	8	(15)

Commercial loans	194,989	2,525	5.18%	212,781	2,945	5.54%	(420)	(238)	(182)
Residential mortgage loans	4,007,886	34,197	3.42%	3,789,256	34,852	3.69%	(655)	8,684	(9,339)
Home equity lines of credit	232,535	2,125	3.71%	238,379	2,259	3.84%	(134)	(54)	(80)
Installment loans	8,974	156	7.03%	8,795	161	7.41%	(5)	17	(22)

Loans, net of unearned income	4,444,384	39,003	3.52%	4,249,211	40,217	3.80%	(1,214)	8,409	(9,623)

Total interest earning assets	6,053,184	41,290	2.74%	5,780,475	42,495	2.95%	(1,205)	7,550	(8,755)

Allowance for credit losses on loans	(46,759)			(49,945)
Cash & non-interest earning assets	207,308			199,769

Total assets	$6,213,733			5,930,299

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,191,496	44	0.01%	$1,084,572	$52	0.02%	(8)	27	(35)
Money market accounts	791,689	214	0.11%	725,570	283	0.16%	(69)	146	(215)
Savings	1,527,975	156	0.04%	1,315,049	159	0.05%	(3)	101	(104)
Time deposits	964,158	546	0.23%	1,261,963	1,666	0.54%	(1,120)	(327)	(793)

Total interest bearing deposits	4,475,318	960	0.09%	4,387,154	2,160	0.20%	(1,200)	(53)	(1,147)
Short-term borrowings	248,535	234	0.38%	223,807	228	0.41%	6	87	(81)

Total interest bearing liabilities	4,723,853	1,194	0.10%	4,610,961	2,388	0.21%	(1,194)	34	(1,228)

Demand deposits	808,695			673,428
Other liabilities	83,633			75,143
Shareholders’ equity	597,552			570,767

Total liabilities and shareholders’ equity	$6,213,733			$5,930,299

Net interest income , tax equivalent		40,096			40,107		$(11)	7,516	(7,527)

Net interest spread			2.63%			2.74%

Net interest margin (net interest income to total interest earning assets)			2.66%			2.78%

Tax equivalent adjustment		-			-

Net interest income		40,096			40,107

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report on Form 10-K as of December 31, 2021, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2022 and 2021, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2022, the Company had an average balance of Federal Funds sold and other short-term investments of $1.2 billion compared to $1.0 billion in the first quarter of 2021.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended March 31, 2022:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2022 through January 31, 2022	-	N/A	-	330,000
February 1, 2022 through February 28, 2022	-	N/A	-	-
March 1, 2022 through March 31, 2022	18,114	$33.57	18,114	181,886
Total	18,114	$33.57	18,114	181,886

(1)
On February 18, 2021 the Company’s Board of Directors authorized a share repurchase program of up to 400,000 shares as adjusted for the Reverse Stock Split, or approximately 2% of the Company’s outstanding common stock.  This program expired on February 17, 2022.  On March 9, 2022 the Company’s Board of Directors authorized another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the three months ended March 31, 2022, the Company repurchased a total of 18 thousand shares at an average price per share of $33.57 for a total of $609 thousand under its Board authorized share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Index
Item 4.	Mine Safety

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

Date: May 6, 2022