Form 10-Q
period 2022-06-30
TRUSTCO BANK CORP N Y
filed 2022-08-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2022
$1 Par Value	19,126,875

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Interest and dividend income:
Interest and fees on loans	$39,604	39,808	78,607	80,025
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	147	97	233	147
State and political subdivisions	-	-	1	1
Mortgage-backed securities and collateralized mortgage obligations - residential	1,367	1,167	2,454	2,404
Corporate bonds	522	323	755	639
Small Business Administration-guaranteed participation securities	140	193	294	399
Other securities	2	5	4	11
Total interest and dividends on securities available for sale	2,178	1,785	3,741	3,601

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	87	111	177	234
Total interest on held to maturity securities	87	111	177	234

Federal Reserve Bank and Federal Home Loan Bank stock	65	65	127	134
Interest on federal funds sold and other short-term investments	2,253	286	2,825	556
Total interest income	44,187	42,055	85,477	84,550

Interest expense:
Interest on deposits:
Interest-bearing checking	42	46	86	98
Savings accounts	163	162	319	321
Money market deposit accounts	210	236	424	519
Time deposits	536	1,261	1,082	2,927
Interest on short-term borrowings	176	228	410	456
Total interest expense	1,127	1,933	2,321	4,321

Net interest income	43,060	40,122	83,156	80,229
(Credit) Provision for credit losses	(491)	-	(691)	350
Net interest income after (credit) provision for credit losses	43,551	40,122	83,847	79,879

Noninterest income:
Trustco financial services income	1,996	1,999	3,829	4,034
Fees for services to customers	2,658	2,486	5,459	4,690
Other	262	203	811	392
Total noninterest income	4,916	4,688	10,099	9,116

Noninterest expenses:
Salaries and employee benefits	11,464	12,403	20,703	24,828
Net occupancy expense	4,254	4,328	8,783	8,914
Equipment expense	1,667	1,600	3,255	3,231
Professional services	1,484	1,614	2,951	3,046
Outsourced services	2,500	2,169	4,780	4,419
Advertising expense	389	549	1,006	903
FDIC and other insurance	804	777	1,616	1,484
Other real estate expense (income), net	74	(60)	85	179
Other	2,369	2,060	4,591	3,771
Total noninterest expenses	25,005	25,440	47,770	50,775

Income before taxes	23,462	19,370	46,176	38,220
Income taxes	5,591	4,937	11,216	9,704

Net income	$17,871	14,433	34,960	28,516

Net income per share:
- Basic	$0.933	0.749	1.822	1.479

- Diluted	$0.933	0.748	1.822	1.478

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Net income	$17,871	14,433	34,960	28,516

Net unrealized holding (loss) gain on securities available for sale	(9,211)	844	(28,436)	(5,174)
Tax effect	2,382	(222)	7,356	1,335

Net unrealized (loss) gain on securities available for sale, net of tax	(6,829)	622	(21,080)	(3,839)

Amortization of net actuarial gain	(426)	(169)	(504)	(397)
Amortization of prior service cost (credit)	123	102	(157)	50
Tax effect	79	17	172	90
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans, net of tax	(224)	(50)	(489)	(257)

Other comprehensive (loss) gain, net of tax	(7,053)	572	(21,569)	(4,096)
Comprehensive income	$10,818	15,005	13,391	24,420

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS:

Cash and due from banks	$46,611	48,357
Federal funds sold and other short term investments	999,573	1,171,113
Total cash and cash equivalents	1,046,184	1,219,470

Securities available for sale	502,415	407,713
Held to maturity securities ($8,733 and $10,695 fair value at June 30, 2022 and December 31, 2021, respectively)	8,544	9,923

Federal Reserve Bank and Federal Home Loan Bank stock	5,797	5,604
Loans, net of deferred net costs	4,540,559	4,438,779
Less:
Allowance for credit losses on loans	45,285	44,267
Net loans	4,495,274	4,394,512

Bank premises and equipment, net	32,381	33,027
Operating lease right-of-use assets	47,343	48,090
Other assets	88,853	78,207

Total assets	$6,226,791	6,196,546

LIABILITIES:
Deposits:
Demand	$851,573	794,878
Interest-bearing checking	1,208,159	1,191,304
Savings accounts	1,577,034	1,504,554
Money market deposit accounts	760,338	782,079
Time deposits	999,737	995,314
Total deposits	5,396,841	5,268,129

Short-term borrowings	147,282	244,686
Operating lease liabilities	51,777	52,720
Accrued expenses and other liabilities	36,259	29,883

Total liabilities	5,632,159	5,595,418

SHAREHOLDERS’ EQUITY:
Capital stock par value $1; 30,000,000 shares authorized; 20,045,684 shares issued at June 30, 2022 and December 31, 2021, and 19,126,875 and 19,219,989 shares outstanding at June 30, 2022 and December 31, 2021, respectively	20,046	20,046
Surplus	256,661	256,661
Undivided profits	367,100	349,056
Accumulated other comprehensive (loss) income, net of tax	(9,422)	12,147
Treasury stock at cost - 918,809 and 825,695 shares at June 30, 2022 and December 31, 2021, respectively	(39,753)	(36,782)

Total shareholders’ equity	594,632	601,128

Total liabilities and shareholders’ equity	$6,226,791	6,196,546

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Capital Stock (1)	Surplus (1)	Undivided Profits	Accumulated Other Comprehensive Income	Treasury Stock	Total

Beginning balance, January 1, 2021 (1)	$20,041	256,606	313,974	11,936	(34,396)	568,161
Net income	-	-	14,083	-	-	14,083
Other comprehensive loss, net of tax	-	-	-	(4,668)	-	(4,668)
Stock options exercised (2,650 shares) (1)	3	68				71
Cash dividend declared, $0.340625 per share (2)	-	-	(6,571)	-	-	(6,571)
Purchase of treasury stock (1,261 shares) (2)	-	-	-	-	(45)	(45)

Ending balance, March 31, 2021 (1)	$20,044	256,674	321,486	7,268	(34,441)	571,031
Net income	-	-	14,433	-	-	14,433
Other comprehensive loss, net of tax	-	-	-	572	-	572
Cash used to settle fractional shares in the Reverse Stock Split	(5)	(195)				(200)
Stock options exercised (2,225 shares)	2	57	-	-	-	59
Cash dividend declared, $0.340625 per share	-	-	(6,569)	-	-	(6,569)
Purchase of treasury stock (20,000 shares)	-	-	-	-	(733)	(733)

Ending balance, June 30, 2021	$20,041	256,536	329,350	7,840	(35,174)	578,593

Beginning balance, January 1, 2022	$20,046	256,661	349,056	12,147	(36,782)	601,128
Cumulative impact of adoption of ASU 2016-13			(3,470)			(3,470)
Balance, January 1, 2022 as adjusted
For impact of adoption of ASU 2016-13	20,046	256,661	345,586	12,147	(36,782)	597,658
Net income	-	-	17,089	-	-	17,089
Other comprehensive loss, net of tax	-	-	-	(14,516)	-	(14,516)
Cash dividend declared, $0.35 per share	-	-	(6,727)	-	-	(6,727)
Purchase of treasury stock 18,114 shares	-	-	-	-	(609)	(609)

Ending balance, March 31, 2022	$20,046	256,661	355,948	(2,369)	(37,391)	592,895

Net income	-	-	17,871	-	-	17,871
Other comprehensive loss, net of tax	-	-	-	(7,053)	-	(7,053)
Cash dividend declared, $0.35 per share	-	-	(6,719)	-	-	(6,719)
Purchase of treasury stock 75,000 shares	-	-	-	-	(2,362)	(2,362)

Ending balance, June 30, 2022	$20,046	256,661	367,100	(9,422)	(39,753)	594,632

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.
(2)	Share amounts and per share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index

TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2022	2021

Cash flows from operating activities:
Net income	$34,960	28,516

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,057	2,133
Amortization of right-of-use asset	3,231	3,167
Net gain on sale of other real estate owned	(73)	(86)
Writedown of other real estate owned	-	121
(Credit) provision for credit losses	(691)	350
Deferred tax expense (benefit)	1,281	(19)
Net amortization of securities	1,289	2,099
Net gain on sale of bank premises and equipment	(314)	1
Decrease (increase) in taxes receivable	3,077	(166)
Increase in interest receivable	(1,627)	(62)
Decrease in interest payable	(21)	(227)
Increase in other assets	(3,378)	(1,610)
Decrease in operating lease liabilities	(3,427)	(3,305)
Decrease in accrued expenses and other liabilities	(3,371)	(3,197)
Total adjustments	(1,967)	(801)
Net cash provided by operating activities	32,993	27,715

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	43,338	76,450
Proceeds from paydowns of held to maturity securities	1,335	2,093
Purchases of securities available for sale	(172,771)	(132,456)
Proceeds from maturities of securities available for sale	10,050	5,055
Purchases of Federal Home Loan Bank stock	(193)	(98)
Net increase in loans	(101,990)	(104,687)
Proceeds from dispositions of other real estate owned	166	255
Proceeds from dispositions of bank premises and equipment	469	4
Purchases of bank premises and equipment	(1,566)	(1,417)
Net cash used in investing activities	(221,162)	(154,801)

Cash flows from financing activities:
Net increase in deposits	128,712	193,327
Net increase in short-term borrowings	(97,404)	23,036
Proceeds from exercise of stock options	-	130
Cash used to settle fractional shares in the Reverse Stock Split	-	200
Purchases of treasury stock	(2,971)	(778)
Dividends paid	(13,454)	(13,140)
Net cash provided by financing activities	14,883	202,775
Net increase in cash and cash equivalents	(173,286)	75,689
Cash and cash equivalents at beginning of period	1,219,470	1,107,099
Cash and cash equivalents at end of period	$1,046,184	1,182,788

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$2,342	4,548
Income taxes paid	8,303	9,665
Other non cash items:
Transfer of loans to other real estate owned	375	-
(Decrease) Increase in dividends payable	(8)	-
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(28,436)	(5,174)
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	7,356	1,335
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans	(661)	(347)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	172	90
Security purchase settled in subsequent period	(5,000)	-
Impact to retained earnings from adoption of ASC 326, net of tax	(3,470)	-

See accompanying notes to unaudited consolidated interim financial statements.

Index
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021, and the cash flows for the six months ended June 30, 2022 and 2021.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the instructions to Form 10‑Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

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

The Company did not record an allowance for credit losses as of January 1, 2022 on its securities available for sale or held to maturity.

The impact of the January 1, 2022 adoption entry is summarized in the table below:

(in thousands)	December 31, 2021 Pre-CECL Adoption	Impact of Adoption	January 1, 2022 Post-CECL Adoption
Assets:
Allowance for credit losses on loans	$44,267	$2,353	$46,620
Allowance for credit losses on securities	-	-	-
Liabilities and shareholders’ equity:
Other liabilities (ACL unfunded loan commitments)	18	2,335	2,353
Tax Effect, net	-	(1,218)	-
Total	44,285	3,470	48,973

Undivided Profits	$349,056	$(3,470)	$345,586

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

Interest income of mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent. Non accrual loans are individually reviewed and charged off at 180 days past due. Commercial loans are charged off to the extent principal or interest is deemed uncollectible. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses on Loans

The allowance for credit losses on loans (“ACLL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loan are charged off against the allowance when management believes the uncollectibility of the loan balance is confirmed. Expected recoveries are not to exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company has elected the Discounted Cash Flow (“DCF”) methodology to determine its ACLL. Management estimates the allowance for credit loss on loans balance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable forecast provided by a third party. The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, historical credit loss experience by Florida and New York provides the quantitative basis for the estimation of expected credit losses. Complementary to that, a portion of its debtors’ ability to repay depends significantly on the economic employment conditions prevailing in the respective geographic territory. The ACLL reserve is overlaid with qualitative considerations for changes in underwriting standards, portfolio mix, delinquency levels, or economic conditions such as changes in the unemployment rates, property values, and gross metro product to make adjustments to historical loss information. Management judgment is required at each point in the measurement process.

The allowance for unfunded commitments is maintained at a level by the Company to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

Management utilized the historical loss rate experience on its own loan portfolio as the initial basis of the estimate using probability of default (“PD”) and loss given defaults (“LGD”) derived from September 30, 2011 to January 1, 2022.  A defaulted loan is a loan payment default once it is 90 days contractually past due.

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

Index
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

As of January 1, 2022, the Company has elected to fully utilize the Stagflation forecast scenario. The Company determined the forecast more appropriately considers inflationary pressures, and monetary policies observed currently and prospectively in the markets served. The ACLL reserve is then complemented with qualitative factors based upon GMP, CPI, Housing forecasts using the same scenario, their related forecasts for the respective metropolitan regions of New York and Florida, were qualitatively factored into the calculation.

The effective interest rate  used to discount expected cash flows considered the timing of the expected cash flows resulting from prepayments that existed as of January 1, 2022. The prepayment-adjusted effective interest rate uses the original contractual rate and prepayment assumptions as of January 1, 2022.

There were no changes in the Company’s methodology for the Allowance for credit losses on loans for the period ended June 30, 2022 compared to adoption date.

The Company determined a contractual term excluding expected extensions, renewals and modifications. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

The Company determined its allowance for credit losses on loans using a pool of assets with similar risk characteristics. The company evaluates its risk characteristics based on regulatory call report codes where it was determined that the loans within the call codes were homogenous in nature and could be aggregated into the main categories for the Company portfolio. There were no changes to the loan pools under CECL for January 1, 2022 compared to previously disclosed loan segments. Loans that no longer match the risk profile of the pool are individually assessed for credit losses. Nonaccrual loans that have been delinquent 180 days or greater, commercial nonaccrual loans and loans identified as troubled debt restructuring (“TDR”) are individually assessed. The individual assessment for credit impairment is generally based on a discounted cash flow approach unless the asset is collateral dependent. The loan is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually assessed and the expected credit loss is based on the fair value of the collateral.

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

Index
The TDR that subsequently defaulted have the underlying collateral evaluated at the time these loans were identified as TDRs, and a charge‑off was taken at that time, if necessary.  Collateral values on these loans are reviewed for collateral sufficiency on a quarterly basis.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration that funding will occur and an estimate of expected credit losses on commitments is expected to be funded over its estimated life. The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.   The following categories of off-balance sheet credit exposures have been identified: unfunded commitments to extend credit, unfunded lines of credit, residential mortgage pending closings and standby letters of credit. Each of these unfunded commitments is analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the allowance for credit losses on loans calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized in other liabilities.  The post adoption balance of $3.2 million is included with Accrued expenses and other liabilities on consolidated statements of financial condition. Prospective changes in the reserve will be recorded through the provision for credit losses on the consolidated statements of income.

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

Index
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

Accrued interest receivable on held to maturity securities totaled $35 thousand and is excluded from the estimate of credit losses. Historically the Company has not experienced uncollectible accrued interest receivable on held-to-maturity securities portfolio.

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

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2022 and 2021 is as follows:

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Net income	$17,871	14,433	$34,960	28,516
Weighted average common shares	19,153	19,281	19,185	19,284
Stock Options	-	9	-	8
Weighted average common shares including potential dilutive shares	19,153	19,290	19,185	19,292

Basic EPS	$0.933	0.749	$1.822	1.479

Diluted EPS	$0.933	0.748	$1.822	1.478

For the three and six months ended June 30, 2022 there were 9,352 shares and 5,751 shares, respectively, of weighted average antidilutive stock options excluded from dilutive earnings. For the three and six months ended June 30, 2021 there were no weighted average antidilutive stock options excluded from dilutive earnings. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and six months ended June 30, 2022 and 2021 for its pension and other postretirement benefit plans:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2022	2021	2022	2021

Service cost	$-	(11)	(9)	26
Interest cost	221	212	51	39
Expected return on plan assets	(796)	(662)	(333)	(290)
Amortization of net gain	-	-	(426)	(169)
Amortization of prior service cost	-	-	123	102
Net periodic benefit	$(575)	(461)	(594)	(292)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2022	2021	2022	2021

Service cost	$-	-	9	48
Interest cost	444	428	103	83
Expected return on plan assets	(1,613)	(1,423)	(666)	(617)
Amortization of net gain	-	-	(504)	(397)
Amortization of prior service cost (credit)	-	-	(157)	50
Net periodic benefit	$(1,169)	(995)	(1,215)	(833)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2022. As of June 30, 2022, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$104,571	106	3,577	101,100
State and political subdivisions	41	-	-	41
Mortgage backed securities and collateralized mortgage obligations - residential	307,819	18	20,387	287,450
Corporate bonds	90,883	4	3,147	87,740
Small Business Administration - guaranteed participation securities	26,855	-	1,427	25,428
Other	686	-	30	656
Total Securities Available for Sale	$530,855	128	28,568	502,415

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$59,976	-	797	59,179
State and political subdivisions	41	-	-	41
Mortgage backed securities and collateralized mortgage obligations - residential	269,907	3,367	2,476	270,798
Corporate bonds	45,805	157	625	45,337
Small Business Administration - guaranteed participation securities	31,303	371	-	31,674
Other	685	-	1	684
Total Securities Available for Sale	$407,717	3,895	3,899	407,713

The following table distributes the debt securities included in the available for sale portfolio as of June 30, 2022, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$5,039	5,044
Due in one year through five years	181,142	174,458
Due after five years through ten years	10,000	10,035
Mortgage backed securities and collateralized mortgage obligations - residential	307,819	287,450
Small Business Administration - guaranteed participation securities	26,855	25,428
	$530,855	502,415

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2022
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$18,705	874	47,289	2,703	65,994	3,577
Mortgage backed securities and collateralized mortgage obligations - residential	218,663	10,104	68,251	10,283	286,914	20,387
Corporate bonds	63,768	1,884	18,934	1,263	82,702	3,147
Small Business Administration - guaranteed participation securities	25,428	1,427	-	-	25,428	1,427
Other	620	30	-	-	620	30

Total	$327,184	14,319	134,474	14,249	461,658	28,568

	December 31, 2021
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$49,279	697	9,900	100	59,179	797
Mortgage backed securities and collateralized mortgage obligations - residential	93,447	1,888	22,098	588	115,545	2,476
Corporate bonds	15,670	171	14,546	454	30,216	625
Other	648	1	-	-	648	1

Total	$159,044	2,757	46,544	1,142	205,588	3,899

There were no allowance for credit losses recorded for securities available for sale during the three and six months ended June 30, 2022.

Index
The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,
(dollars in thousands)	2022	2021

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	25,415	39,630
Proceeds from maturities	5,050	5,000
Gross realized gains	-	-
Gross realized losses	-	-

	Six months ended June 30,
(dollars in thousands)	2022	2021

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	43,338	76,450
Proceeds from maturities	10,050	5,055
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and six months ended June 30, 2022 and 2021.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2022
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$8,544	263	74	8,733
Total held to maturity	$8,544	263	74	8,733

	December 31, 2021
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$9,923	773	1	10,695
Total held to maturity	$9,923	773	1	10,695

Index
The following table distributes the debt securities included in the held to maturity portfolio as of June 30, 2022, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized Cost	Fair Value
Mortgage backed securities and collateralized mortgage obligations - residential	$8,544	8,733
	$8,544	8,733

All held to maturity securities are held at cost on the financial statements.  As of June 30, 2022 and December 31, 2021 held to maturity securities with a fair value of $3.8 million and $442 thousand had an unrecognized loss of less than 12 months of $74 thousand and one thousand, respectively.

There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2022 and 2021.

There were no allowance for credit losses recorded for held to maturity securities during the three and six months ended June 30, 2022.  There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Other-Than-Temporary Impairment

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

Index
As of June 30, 2022, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

Mortgage backed securities and collateralized mortgage obligations – residential:  At June 30, 2022, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at June 30, 2022.

Small Business Administration (SBA) - guaranteed participation securities:  At June 30, 2022, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

Corporate Bonds & Other:  At June 30, 2022, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022.

Index

(5) Loan Portfolio and Allowance for Credit Losses

Upon adoption of CECL, management pooled loans with similar risk characteristics. The portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses on loans.

The Following table presents loans by portfolio segment:

	June 30, 2022
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$151,978	27,646	179,624
Other	19,134	1,128	20,262
Real estate mortgage - 1 to 4 family:
First mortgages	2,747,210	1,271,168	4,018,378
Home equity loans	45,428	12,851	58,279
Home equity lines of credit	180,720	73,038	253,758
Installment	8,175	2,083	10,258
Total loans, net	$3,152,645	1,387,914	4,540,559
Less: Allowance for credit losses			45,285
Net loans			$4,495,274

Prior to the adoption of CECL on January 1, 2022, the Company calculated allowance for loan losses using the incurred losses methodology.

	December 31, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$147,063	21,653	168,716
Other	30,889	595	31,484
Real estate mortgage - 1 to 4 family:
First mortgages	2,723,734	1,212,568	3,936,302
Home equity loans	48,190	13,695	61,885
Home equity lines of credit	175,134	55,842	230,976
Installment	7,368	2,048	9,416
Total loans, net	$3,132,378	1,306,401	4,438,779
Less: Allowance for loan losses			44,267
Net loans			$4,394,512

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $1.5 million and $10.0 Million as of June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, the Company had approximately $30.4 million and $37.3 million of real estate construction loans, respectively.  Of the $30.4 million in real estate construction loans at June 30, 2022, approximately $10.7 million are secured by first mortgages to residential borrowers while approximately $19.7 million were to commercial borrowers for residential construction projects.  Of the $37.3 million in real estate construction loans at December 31, 2021, approximately $17.9 million were secured by first mortgages to residential borrowers while approximately $19.4 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

Index
Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses including past events, current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended June 30, 2022 compared to adoption date. Consistent with adoption date, the Company has determined the stagflation forecast scenario to be appropriate for the June 30, 2022 ACLL calculation. The Company selected the stagflation economic forecast for credit losses as management expects that markets will experience a slight decline in economic conditions and a slight increase in the unemployment rate over the next two years.

The following table presents the impact of the January 1, 2022 adoption entry in the allowance for credit losses on loans by loan type:

(dollars in thousands)	December 31, 2021 Pre-Adoption Balance	Impact of Adoption	January 1, 2022 Post CECL Adoption
	Total		Total
Commercial:
Commercial real estate	$3,121	(1,100)	2,021
Other	14	114	128
Real estate mortgage - 1 to 4 family:
First mortgages	37,249	1,703	38,952
Home equity loans	583	262	845
Home equity lines of credit	2,857	1,752	4,609
Installment	443	(378)	65
Total Allowance	$44,267	2,353	46,620

Activity in the allowance for credit losses on loans by portfolio segment is summarized as follows:

	For the three months ended June 30, 2022
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$2,177	43,931	70	46,178
Loans charged off:
New York and other states*	4	12	14	30
Florida	-	-	-	-
Total loan chargeoffs	4	12	14	30

Recoveries of loans previously charged off:
New York and other states*	4	131	2	137
Florida	-	-	-	-
Total recoveries	4	131	2	137
Net loans (recoveries) charged off	-	(119)	12	(107)
(Credit) provision for credit losses	97	(1,170)	73	(1,000)
Balance at end of period	$2,274	42,880	131	45,285

Index
Activity in the allowance for loan losses by portfolio segment as of June 30, 2021 is summarized as follows:

	For the three months ended June 30, 2021
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,052	45,507	432	49,991
Loans charged off:
New York and other states*	-	20	1	21
Florida	-	-	-	-
Total loan chargeoffs	-	20	1	21

Recoveries of loans previously charged off:
New York and other states*	-	156	28	184
Florida	-	1	-	1
Total recoveries	-	157	28	185
Net loan recoveries	-	(137)	(27)	(164)
(Credit) provision for loan losses	54	(27)	(27)	-
Balance at end of period	$4,106	45,617	432	50,155

* Includes New York, New Jersey, Vermont and Massachusetts.

Activity in the allowance for credit losses on loans by portfolio segment for the six months ended is summarized as follows:

	For the six months ended June 30, 2022
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,135	$40,689	$443	$44,267
Impact of ASU 2016-13, Current Expected Credit Loss (CECL)	(986)	3,717	(378)	2,353
Balance as of January 1, 2022 as adjuste dfor ASU 2016-13	2,149	44,406	65	46,620
Loans charged off:
New York and other states*	40	12	25	77
Florida	-	-	-	-
Total loan chargeoffs	40	12	25	77

Recoveries of loans previously charged off:
New York and other states*	4	228	10	242
Florida	-	-	-	-
Total recoveries	4	228	10	242
Net loans (recoveries) charged off	36	(216)	15	(165)
(Credit) provision for credit losses	161	(1,742)	81	(1,500)
Balance at end of period	$2,274	42,880	131	45,285

Index
Activity in the allowance for loan losses by portfolio segment for the six months ended is summarized as follows:

	For the six months ended June 30, 2021
	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,950	505	49,595
Loans charged off:
New York and other states*	-	106	8	114
Florida	-	-	2	2
Total loan chargeoffs	-	106	10	116

Recoveries of loans previously charged off:
New York and other states*	32	244	49	325
Florida	-	1	-	1
Total recoveries	32	245	49	326
Net loan recoveries	(32)	(139)	(39)	(210)
(Credit) provision for loan losses	(66)	528	(112)	350
Balance at end of period	$4,106	45,617	432	50,155

* Includes New York, New Jersey, Vermont and Massachusetts.

The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of June 30, 2022: :

	June 30, 2022
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,274	42,880	131	45,285

Total ending allowance balance	$2,274	42,880	131	45,285

Loans:
Individually evaluated for impairment	$319	26,673	21	27,013
Collectively evaluated for impairment	199,567	4,303,742	10,237	4,513,546

Total ending loans balance	$199,886	4,330,415	10,258	4,540,559

Prior to the adoption of CECL on January 1, 2022, the Company calculated allowance for loan losses using the incurred losses methodology. Activity in the allowance for loan losses by portfolio segment is summarized as follows:

	December 31, 2021
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,135	40,689	443	44,267

Total ending allowance balance	3,135	40,689	443	44,267

Loans:
Individually evaluated for impairment	$232	18,272	-	18,504
Collectively evaluated for impairment	199,968	4,210,891	9,416	4,420,275

Total ending loans balance	$200,200	4,229,163	9,416	4,438,779

Index
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in (credit) provision for credit losses in the consolidated income statement.

The Company’s activity in the allowance for credit losses on unfunded commitments were as follows:

(In thousands)	For the three months ended June 30, 2022
Balance at March 31, 2022	$2,653
Provision for credit losses	509
Balance at June 30, 2022	$3,162

(In thousands)	For the six months ended June 30, 2022
Balance at January 1, 2022	$18
Impact of Adopting CECL	2,335
Adjusted Balance at January 1, 2022	2,353
Provision for credit losses	809
Balance at June 30, 2022	$3,162
Loan Credit Quality

The Company categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. On at least an annual basis, the Company’s loan grading process analyzes non-homogeneous loans, such as commercial loans and commercial real estate loans, individually by grading the loans based on credit risk.  The Company’s internal loan review department in accordance with the Company’s internal loan review policy tests the loan grades assigned to all loan types.

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of June 30, 2022 and December 31, 2021 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index

As of June 30, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans, and gross chargeoffs year to date for each loan type by origination year was as follows:

(in thousands)	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$24,830	32,586	24,467	24,684	20,201	43,368	7,682	-	$177,818
Special Mention	-	-	69	-	251	-	-	-	320
Substandard	-	-	116	-	136	1,234	-	-	1,486
Total Commercial Loans	$24,830	32,586	24,652	24,684	20,588	44,602	7,682	-	$179,624
Commercial Loans:
Current-period Gross writeoffs	$-	-	-	-	-	40	-	-	$40
	$-	-	-	-	-	40	-	-	$40
Commercial Other:
Risk rating
Pass	$1,325	3,623	3,028	722	823	2,535	7,729	-	$19,785
Special mention	-	316	-	-	-	-	40	-	356
Substandard	-	23	-	-	-	-	98	-	121
Total Commercial Real Estate Loans	$1,325	3,962	3,028	722	823	2,535	7,867	-	$20,262

Other Commercial Loans:
Current-period Gross writeoffs	$-	-	-	-	-	-	-	-	-
	$-	-	-	-	-	-	-	-	$-

Residential First Mortgage:
Risk rating
Performing	$280,214	965,157	815,540	382,448	268,833	1,289,409	1,114	-	$4,002,715
Nonperforming	-	173	83	671	773	13,963	-	-	15,663
Total First Mortgage:	$280,214	965,330	815,623	383,119	269,606	1,303,372	1,114	-	$4,018,378

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	-	-	-	-	-	-	-	-
	$-	-	-	-	-	-	-	-	$-

Home Equity Lines:
Risk rating
Performing	$3,335	10,166	7,031	8,108	5,718	23,751	-	-	$58,109
Nonperforming	-	-	-	-	-	170	-	-	170
Total Home Equity Lines:	$3,335	10,166	7,031	8,108	5,718	23,921	-	-	$58,279

Home Equity Loans:
Current-period Gross writeoffs	$-	-	-	-	-	-	-	-	$-
	$-	-	-	-	-	-	-	-	$-
Home Equity Lines of Credit:
Risk rating
Performing	$660	847	414	70	94	19,266	229,789	-	$251,140
Nonperforming	-	-	-	-	-	2,553	65	-	2,618
Total Home Equity Credit Lines:	$660	847	414	70	94	21,819	229,854	-	$253,758

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	-	-	-	-	12	-	-	12
	$-	-	-	-	-	12	-	-	$12
Installments:
Risk rating
Performing	$2,503	3,047	1,099	1,200	581	690	1,093	-	$10,213
Nonperforming	-	-	-	21	-	1	23	-	45
Total Installments	$2,503	3,047	1,099	1,221	581	691	1,116	-	$10,258

Installments Loans:
Current-period Gross writeoffs	$-	13	5	6	-	1	-	-	25
	$-	13	5	6	-	1	-	-	$25

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of June 30, 2022:

	June 30, 2022
New York and other states*:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	123	123	151,855	151,978
Other	35	6	-	41	19,093	19,134
Real estate mortgage - 1 to 4 family:
First mortgages	1,554	1,359	9,183	12,096	2,735,114	2,747,210
Home equity loans	26	50	55	131	45,297	45,428
Home equity lines of credit	264	264	857	1,385	179,335	180,720
Installment	18	8	23	49	8,126	8,175

Total	$1,897	1,687	10,241	13,825	3,138,820	3,152,645

Florida:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	-	-	27,646	27,646
Other	-	-	-	-	1,128	1,128
Real estate mortgage - 1 to 4 family:
First mortgages	78	292	1,552	1,922	1,269,246	1,271,168
Home equity loans	43	-	-	43	12,808	12,851
Home equity lines of credit	-	89	-	89	72,949	73,038
Installment	18	46	-	64	2,019	2,083

Total	$139	427	1,552	2,118	1,385,796	1,387,914

Total:
(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 + Days Past Due	Total 30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	-	123	123	179,501	179,624
Other	35	6	-	41	20,221	20,262
Real estate mortgage - 1 to 4 family:
First mortgages	1,632	1,651	10,735	14,018	4,004,360	4,018,378
Home equity loans	69	50	55	174	58,105	58,279
Home equity lines of credit	264	353	857	1,474	252,284	253,758
Installment	36	54	23	113	10,145	10,258

Total	$2,036	2,114	11,793	15,943	4,524,616	4,540,559

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of December 31, 2021:

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

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2022 and December 31, 2021, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  Other real estate owned is included in Other assets on the Balance Sheet.  As of June 30,2022 other real estate owned included $ 644 thousand of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $10.3 million as of June 30, 2022. As of December 31, 2021, other real estate owned included $362 thousand of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $9.7 million as of December 31, 2021.

Index
Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as troubled debt restructurings. As of June 30, 2022, there was no allowance for credit losses based on the loan individually evaluated for impairment. Residential and installment non-accrual loans which are not TDRs or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

The following table presents the amortized cost basis in non-accrual loans by portfolio segment:

	June 30, 2022
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$176	-	176
Other	27	-	27
Real estate mortgage - 1 to 4 family:
First mortgages	13,684	1,979	15,663
Home equity loans	127	43	170
Home equity lines of credit	2,448	170	2,618
Installment	40	5	45
Total non-accrual loans	16,502	2,197	18,699
Restructured real estate mortgages - 1 to 4 family	14	-	14
Total nonperforming loans	$16,516	2,197	18,713

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for loan losses. The total nonperforming portion of these homogeneous loan pools as of December 31, 2021 is presented in the non-accrual loans table below.

Index
	December 31, 2021
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$67	-	67
Other	45	-	45
Real estate mortgage - 1 to 4 family:
First mortgages	13,990	1,797	15,787
Home equity loans	247	45	292
Home equity lines of credit	2,337	174	2,511
Installment	23	14	37
Total non-accrual loans	16,709	2,030	18,739
Restructured real estate mortgages - 1 to 4 family	17	-	17
Total nonperforming loans	$16,726	2,030	18,756

* Includes New York, New Jersey, Vermont and Massachusetts.

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing:

	June 30, 2022
(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Commercial:
Commercial real estate	$176	$-	$-
Other	-	27	-
Real estate mortgage - 1 to 4 family:
First mortgages	14,477	1,186	-
Home equity loans	152	18	-
Home equity lines of credit	2,497	121	-
Installment	21	23	-
Total loans, net	$17,324	$1,375	$-

The non-accrual balance of $1.4 million disclosed above was collectively evaluated and the associated allowance for credit losses on loans was not material as of June 30, 2022.

Index
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected Credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following table presents the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of June 30, 2022:

	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$292	-	-
Other	27	-	-
Real estate mortgage - 1 to 4 family:		-	-
First mortgages	22,902	-	-
Home equity loans	272	-	-
Home equity lines of credit	3,499	-	-
Installment	21	-	-
Total Allowance	$27,013	-	-

Troubled Debt Restructuring Loans

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs. Interest income recognized on loans that are individually evaluated was not material during the three and six months ended June 30, 2022 and 2021.

A loan for which the terms have been modified, and for which a borrower is experiencing financial difficulties, is considered a TDR and is classified as individually evaluated. TDR’s at June 30, 2022 are measured at the amortized cost using the loan’s effective rate at inception or fair value of the underlying collateral if the loan is considered collateral dependent.

As of June 30, 2022 loans individually evaluated included approximately $9.5 million of loans in accruing status that were identified as TDR’s.

Index
The following table presents, by class, loans that were modified as TDR’s:

	Three months ended June 30, 2022			Three months ended June 30, 2021

New York and other states* (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	73	73	2	368	368
Home equity loans	-	-	-	1	2	2
Home equity lines of credit	-	-	-	2	59	59

Total	1	$73	73	5	$429	429

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	1	78	78
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	1	$78	78

* Includes New York, New Jersey, Vermont and Massachusetts.

	Six months ended June 30, 2022			Six months ended June 30, 2021
New York and other states*: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	443	443	2	368	368
Home equity loans	-	-	-	1	2	2
Home equity lines of credit	-	-	-	2	59	59

Total	4	$443	443	5	$429	429

Florida: (dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	1	78	78
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	1	$78	78

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these TDR’s did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a TDR was the borrower filing for bankruptcy protection.

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s underwriting policy. In situations involving a borrower filing for Chapter 13 bankruptcy protection, a loan is considered to be in payment default once it is 30 days contractually past due, consistent with the treatment by the bankruptcy court.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2022 and 2021.

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2022 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises	$101,100	$-	$101,100	$-
State and political subdivisions	41	-	41	-
Mortgage backed securities and collateralized mortgage obligations - residential	287,450	-	287,450	-
Corporate bonds	87,740	-	87,740	-
Small Business Administration- guaranteed participation securities	25,428	-	25,428	-
Other securities	656	-	656	-

Total securities available for sale	$502,415	$-	$502,415	$-

	Fair Value Measurements at
	December 31, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$59,179	$-	$59,179	$-
State and political subdivisions	41	-	41	-
Mortgage backed securities and collateralized mortgage obligations - residential	270,798	-	270,798	-
Corporate bonds	45,337	-	45,337	-
Small Business Administration- guaranteed participation securities	31,674	-	31,674	-
Other securities	684	-	684	-

Total securities available for sale	$407,713	$-	$407,713	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2022 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$644	$-	$-	$644	Sales comparison approach	Adjustments for differences between comparable sales	1% - 20% (7%)

Loans individually evaluated	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

	Fair Value Measurements at
	December 31, 2021 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$362	$-	$-	$362	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (6%)

Impaired loans:
Real estate mortgage -1 to 4 family	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

Other real estate owned, that is carried at fair value less costs to sell was approximately $644 thousand at June 30, 2022 and consisted of residential real estate properties. There were no commercial real estate properties. There were no valuation charges included in earnings for the six months ended June 30, 2022.

Of the total individually evaluated loans of $27.0 million at June 30, 2022, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2022. There were no gross charge offs related to residential individually evaluated loans included in the table above for the three and six months ended June 30, 2022.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $362 thousand at December 31, 2021 and consisted only residential real estate properties. A valuation charge of $121 thousand is included in earnings for the year ended December 31, 2021.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2022 and December 31, 2021 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2022 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,046,184	1,046,184	-	-	1,046,184
Securities available for sale	502,415	-	502,415	-	502,415
Held to maturity securities	8,544	-	8,733	-	8,733
Federal Home Loan Bank stock	5,797	N/A	N/A	N/A	N/A
Net loans	4,495,274	-	-	4,380,410	4,380,410
Accrued interest receivable	10,726	692	1,672	8,362	10,726
Financial liabilities:
Demand deposits	851,573	851,573	-	-	851,573
Interest bearing deposits	4,545,268	3,545,531	976,558	-	4,522,089
Short-term borrowings	147,282	-	147,282	-	147,282
Accrued interest payable	142	31	111	-	142

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2021 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,219,470	1,219,470	-	-	1,219,470
Securities available for sale	407,713	-	407,713	-	407,713
Held to maturity securities	9,923	-	10,695	-	10,695
Federal Reserve Bank and Federal
Home Loan Bank stock	5,604	N/A	N/A	N/A	N/A
Net loans	4,394,512	-	-	4,451,031	4,451,031
Accrued interest receivable	9,099	10	1,235	7,854	9,099
Financial liabilities:
Demand deposits	794,878	794,878	-	-	794,878
Interest bearing deposits	4,473,251	3,477,937	993,676	-	4,471,613
Short-term borrowings	244,686	-	244,686	-	244,686
Accrued interest payable	163	34	129	-	163

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended June 30, 2022
(dollars in thousands)	Balance at 4/1/2022	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2022	Balance at 6/30/2022

Net unrealized holding loss on securities available for sale, net of tax	$(14,277)	(6,829)	-	(6,829)	(21,106)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(1,798)	-	(224)	(224)	(2,022)

Accumulated other comprehensive loss, net of tax	$(2,369)	(6,829)	(224)	(7,053)	(9,422)

	Three months ended June 30, 2021
(dollars in thousands)	Balance at 4/1/2021	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2021	Balance at 6/30/2021

Net unrealized holding gain on securities available for sale, net of tax	$2,725	622	-	622	3,347
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(1,541)	-	(50)	(50)	(1,591)

Accumulated other comprehensive income, net of tax	$7,268	622	(50)	572	7,840

	Six months ended June 30, 2022
(dollars in thousands)	Balance at 1/1/2022	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2022	Balance at 6/30/2022

Net unrealized holding loss on securities available for sale, net of tax	$(26)	(21,080)	-	(21,080)	(21,106)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(1,533)	-	(489)	(489)	(2,022)

Accumulated other comprehensive income (loss), net of tax	$12,147	(21,080)	(489)	(21,569)	(9,422)

	Six months ended June 30, 2021
(dollars in thousands)	Balance at 1/1/2021	Other Comprehensive Income (loss)- Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive Income (loss)- Three months ended 6/30/2021	Balance at 6/30/2021

Net unrealized holding loss on securities available for sale, net of tax	$7,186	(3,839)	-	(3,839)	3,347
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(1,334)	-	(257)	(257)	(1,591)

Accumulated other comprehensive income (loss), net of tax	$11,936	(3,839)	(257)	(4,096)	7,840

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021:

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$426	169	$504	397	Salaries and employee benefits
Amortization of prior service (cost) credit	(123)	(102)	157	(50)	Salaries and employee benefits
Income tax benefit	(79)	(17)	(172)	(90)	Income taxes
Net of tax	224	50	489	257

Total reclassifications, net of tax	$224	50	$489	257

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of Non-Interest Income for the three months and six months ended June 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Non-interest income
Service Charges on Deposits
Overdraft fees	$647	612	$1,293	1,229
Other	495	492	972	961
Interchange Income	1,544	1,380	3,246	2,533
Wealth management fees	1,996	1,999	3,829	4,034
Other (a)	234	205	759	359

Total non-interest income	$4,916	4,688	$10,099	9,116

(a)	Not within the scope of ASC 606.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2022 the Company did not have any leases with terms of twelve months or less.

As of June 30, 2022, the Company does not have any leases that the construction has not started yet. At June 30, 2022 lease expiration dates ranged from three months to 22.3 years and have a weighted average remaining lease term of 9.2 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended June 30,
	2022	2021
Operating lease cost	$2,071	2,003
Variable lease cost	545	507

Total Lease costs	$2,616	2,510

(dollars in thousands)	Six months ended June 30,
	2022	2021
Operating lease cost	$4,123	4,019
Variable lease cost	1,141	1,009

Total Lease costs	$5,264	5,028

(dollars in thousands)	Six months ended June 30,
	2022	2021
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,186	4,074

Right-of-use assets obtained in exchange for lease obligations:	2,484	1,107

Weighted average remaining lease term	9.2 years	8.9 years
Weighted average discount rate	2.97%	3.13%

Index
Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

(dollars in thousands)

Year ending December 31,
2022(a)	$4,140
2023	8,234
2024	8,082
2025	7,675
2026	6,700
Thereafter	24,529
Total lease payments	$59,360
Less: Interest	7,583

Present value of lease liabilities	$51,777

(a)	Excluding the six months ended June 30, 2022.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total lease payments from the Company to those entities, which are included in the table above, owed at June 30, 2022, were $3.4 million, which includes interest in the amount of $448 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of June 30, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of June, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of June 30, 2022 and December 31, 2021:

(Bank Only)
				Minimum for Capital Adequacy plus Capital Conservation
	As of June 30, 2022		Well

(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$585,724	9.390%	5.000%	4.000%
Common equity tier 1 capital	585,724	18.339	6.500	7.000
Tier 1 risk-based capital	585,724	18.339	8.000	8.500
Total risk-based capital	625,754	19.592	10.000	10.500

	As of December 31, 2021		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	570,594	9.324%	5.000%	4.000%
Common equity tier 1 capital	570,594	18.954	6.500	7.000
Tier 1 risk-based capital	570,594	18.954	8.000	8.500
Total risk-based capital	608,308	20.206	10.000	10.500

(Consolidated)
	As of June 30, 2022		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$603,500	9.673%	4.000%
Common equity tier 1 capital	$603,500	18.891	7.000
Tier 1 risk-based capital	$603,500	18.891	8.500
Total risk-based capital	$643,541	20.144	10.500

	As of December 31, 2021		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$588,427	9.614%	4.000%
Common equity Tier 1 capital	588,427	19.541	7.000
Tier 1 risk-based capital	588,427	19.541	8.500
Total risk-based capital	626,150	20.794	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2022 and December 31, 2021 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) New Accounting Pronouncements

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures: In March 2022, FASB issued ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses -Measured at Amortized Cost. For entities, like TrustCo, that have adopted the amendments in ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. An entity may elect to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in this ASU should be applied prospectively, except for the amendments related to the recognition and measurement of TDRs which may be applied prospectively or using a modified retrospective transition method. The adoption of ASU13 2022-02 is not expected to have a material impact on the financial statements.

(12) Risks and Uncertainties

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. On March 3, 2020, the Federal Reserve reduced the target federal funds rate by 50 basis points, followed by an additional reduction of 100 basis points on March 16, 2020. The Company has evaluated the impact of the effects of COVID-19 and determined that there were no material or systematic adverse impacts on the Company’s June 30, 2022 financial statements. As of June 30, 2022 the Company and Bank capital ratios were in excess of all regulatory requirements. While management believes that we have sufficient capital to withstand any further economic challenges brought on by the COVID-19 pandemic, our reported and regulatory capital ratios, as well as the ability of the Company and the Bank to pay dividends or make other distributions, could be adversely impacted by unanticipated credit losses. At this time, we do not believe there exists any impairment to our goodwill, long-lived assets, right of use assets, held to maturity investment securities, or available-for-sale investment securities due to the COVID-19 pandemic. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future impairment charges related to any of the aforementioned assets and continue to negatively impact net interest income, provision for credit losses, and noninterest income.

Loan modifications and payment deferrals as a result of COVID-19 that met the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators were excluded from evaluation of TDR classification and were reported as current during the payment deferral period. The Company’s policy was to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance were evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. The relief provided by the CARES ACT expired on December 31, 2021. The Company doesn’t have any loan deferrals as of June 30, 2022.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of June 30, 2022, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2022 and June 30, 2021 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2022 and June 30, 2021, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 8, 2022

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

Index
•
TrustCo’s ability to make accurate assumptions and judgments regarding the credit risks associated with its lending and investing activities, including changes in the level and direction of loan delinquencies and charge-offs, changes in property values, and changes in estimates of the adequacy of the allowance for credit losses;

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

Index
Following this discussion are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three month and six month periods ended June 30, 2022 and 2021.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and six month periods ended June 30, 2022, with comparisons to the corresponding period in 2021, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2021 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2022, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

COVID-19 Impact
The Company evaluated the impact of the effects of the COVID-19 pandemic and determined that there were no material or systematic adverse impacts on the Company’s balance sheets and results of operations as of and for the years December 31, 2021 and 2020, as well as for the three month and six month periods ended June 30, 2022 and 2021.  At this time, it is difficult to quantify the impact the pandemic will have on future periods due to various uncertainties, including the duration, severity, spread, variants and resurgences of COVID-19.

The following is a description of the impact the COVID-19 global pandemic is having on certain elements of our business:

Loan modifications

We have always been committed to working with our customers or borrowers to allow time to work through the challenges of the pandemic. At this time, it is uncertain what future impact, if any, further loan modifications related to COVID-19 difficulties may have on our financial condition, results of operations and provision for credit losses. We began receiving requests from our borrowers for loan deferrals in March 2020 and agreed with many borrowers to modify their loans. Modifications included the deferral of principal and/or interest payments for terms generally up to 90 days. Requests were evaluated individually and approved modifications were based on the unique circumstances of each borrower.  Loan modifications and payment deferrals as a result of the COVID-19 pandemic that met the criteria established under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or under applicable interagency guidance of the federal banking regulators were excluded from evaluation of troubled debt restructuring (“TDR”) classification and were  reported as current during the payment deferral period.  The relief provided by CARES Act expired on December 31, 2021. The Company doesn’t have any loans on deferral as of June 30, 2022.

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

Provision for credit losses

•	See “Allowance for Credit Losses on Loans” for more information.

Economic Overview
During the second quarter of 2022, financial markets declined for the second consecutive quarter as the economy continued to feel the impact from several economic areas, as well as reacting to global concerns.  Ongoing inflationary pressures, higher interest rates, pandemic concerns, supply-chain bottlenecks, the war in Ukraine, and higher Treasury yields, continued to place worries on investors.   For the second quarter of 2022, the S&P 500 Index was down 16.45% and the Dow Jones Industrial Average was down 11.25%.  This consecutive quarter decline comes after the economy saw continued improvement throughout 2021.  The shape of the yield curve remained tight during the quarter as compared to prior quarters.  The 10‑year Treasury bond averaged 2.93% during Q2 2022 compared to 1.95% in Q1 2022, an increase of 98 basis points.  The 2‑year Treasury bond average rate increased 126 basis points to 2.72%, resulting in a flattening of the yield curve.  Consequently, the spread between the 10‑year and the 2-year Treasury bonds decreased from 0.49% on average in Q1 to 0.21% in Q2.  This spread had been depressed in recent years, and compares to 2.42% during its most recent peak in Q4 of 2013.  Steeper yield curves are favorable for portfolio mortgage lenders like TrustCo.  The table below illustrates the range of rate movements for both short term and longer term rates.  The target Federal Funds rate increased 25 basis points in March 2022, 50 basis points in May 2022, and 75 basis points in June 2022, to end the quarter at 1.50% to 1.75%, and then another increase of 75 basis points in July 2022 to arrive at 2.25% to 2.50%, the highest rate since 2018.  Changes in interest rates could have an effect on interest-earning assets such as loans, investment securities, and cash balances, and also have an effect on interest-bearing liabilities primarily deposits and short-term borrowings.  Additionally, unrealized gains and losses on available for sale securities, demand for products, borrower’s ability to repay loans, and the number of delinquencies could also be effected.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by the pandemic and global economic concerns.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q2/21	Beg of Q2	0.03	0.16	0.92	1.74	1.58
	Peak	0.06	0.28	0.97	1.73	1.56
	Trough	0.01	0.13	0.73	1.45	1.19
	End of Q2	0.05	0.25	0.87	1.45	1.20
	Average in Q2	0.03	0.17	0.84	1.59	1.42

Q3/21	Beg of Q3	0.05	0.25	0.87	1.45	1.20
	Peak	0.07	0.31	1.02	1.55	1.25
	Trough	0.03	0.17	0.65	1.19	0.98
	End of Q3	0.04	0.28	0.98	1.52	1.24
	Average in Q3	0.05	0.23	0.80	1.32	1.10

Q4/21	Beg of Q4	0.04	0.28	0.98	1.52	1.24
	Peak	0.08	0.76	1.34	1.68	1.29
	Trough	0.04	0.27	0.93	1.35	0.72
	End of Q4	0.06	0.73	1.26	1.52	0.79
	Average in Q4	0.05	0.53	1.18	1.53	1.00

Q1/22	Beg of Q1	0.06	0.73	1.26	1.52	0.79
	Peak	0.59	2.35	2.55	2.48	0.89
	Trough	0.08	0.77	1.37	1.63	0.04
	End of Q1	0.52	2.28	2.42	2.32	0.04
	Average in Q1	0.31	1.46	1.83	1.95	0.49

Q2/22	Beg of Q2	0.52	2.28	2.42	2.32	0.04
	Peak	1.83	3.45	3.61	3.49	0.44
	Trough	0.53	2.37	2.55	2.39	-0.05
	End of Q2	1.72	2.92	3.01	2.98	0.06
	Average in Q2	1.10	2.72	2.95	2.93	0.21

The United States economy experienced several areas of concern as 2022 began after experiencing significant progress throughout 2021.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

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

Index
Should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of the COVID-19 pandemic or other reasons, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

In a direct response to the COVID-19 pandemic, on March 27, 2020 Congress passed the CARES Act. As previously noted, included in the CARES Act was support for small businesses, direct payments to lower and middle income families, expanded unemployment insurance, additional funding for health care providers, as well as support for other industries.  The Federal Reserve Board, in an attempt to increase liquidity and promote the normal functioning of financial markets, also provided support by increasing purchases of Treasury securities and agency mortgage-backed securities.  Recently, the Federal Reserve Board announced plans to reduce the size of the Federal Reserve’s balance sheet by reducing the amount of securities holdings over time until they reach an acceptable level.

Financial Overview
TrustCo recorded net income of $17.9 million, or $0.933 of diluted earnings per share, for the three months ended June 30, 2022, compared to net income of $14.4 million, or $0.748 of diluted earnings per share, in the same period in 2021.  Return on average assets was 1.15% and 0.95%, respectively, for the three-months ended June 30, 2022 and 2021.  Return on average equity was 12.08% and 10.05%, respectively, for the three-months ended June 30, 2022 and 2021.

The primary factors accounting for the change in net income for the three months ended June 30, 2022 compared to the same period of the prior year were:

•
An increase in income from interest earning assets of $2.1 million, as well as a decrease in the cost of interest bearing liabilities of $806 thousand, resulted in an increase in taxable equivalent net interest income in the second quarter of 2022 compared to the second quarter of 2021 of $2.9 million.  The cost of interest bearing liabilities decreased primarily as a result of time deposits repricing over the last year while rates remained low before the recent increases by the Federal Reserve Board.

•	A decrease of $491 thousand in provision for credit losses for the second quarter of 2022 compared to the second quarter 2021.

•
An increase of $228 thousand in noninterest income for the second quarter of 2022 compared to the second quarter 2021.  The increase is primarily driven by an increase of $172 thousand in fees from customers.

•	A decrease of $435 thousand in noninterest expense for the second quarter of 2022 compared to the second quarter 2021.

TrustCo recorded net income of $35.0 million, or $1.822 of diluted earnings per share, for the six‑months ended June 30, 2022, compared to net income of $28.5 million, or $1.478 of diluted earnings per share, in the same period in 2021.  Return on average assets was 1.13% and 0.96%, respectively, for the six-months ended June 30, 2022 and 2021.  Return on average equity was 11.84% and 10.03%, respectively, for the six-months ended June 30, 2022 and 2021.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report on Form 10-K for the year ended December 31, 2021 is a description of the effect interest rates had on the results for the year 2021 compared to 2020.  Many of the same market factors discussed in the 2021 Annual Report continued to have a significant impact on results through the second quarter of 2022, as well as the economic effect of COVID-19 and heightened global concerns.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020 the rate was significantly decreased again to 0.00% to 0.25% as a result of the COVID-19 pandemic.  The Federal Reserve Board increased the rate in March 2022, May 2022, and again in June 2022 to end the second quarter at 1.50% to 1.75% to assist with inflationary concerns, with additional rate increases anticipated.

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short-term investments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10‑year Treasury.  The Federal Funds sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Higher market interest rates also generally increase the value of retail deposits.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield increased 98 basis points, on average, during the second quarter of 2022 compared to the first quarter of 2022 and increased 134 basis points as compared to the second quarter of 2021.

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

For the second quarter of 2022, the net interest margin was 2.83%, up 13 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The Federal Funds sold and other short-term investments average yield increased 72 basis points in the second quarter of 2022 compared to the same period in 2021 while the average balance remained consistent at $1.1 billion for both periods.  The increase in the yield is the result of the increases in the Federal Funds target rate in 2022 as mentioned above.

•
The average balance of securities available for sale decreased by $26.9 million while the average yield increased 41 basis points to 1.85%.  The increase in the average yield was a result of higher yields on investments purchased during 2022.  The average balance of held to maturity securities decreased by $3.3 million and the average yield increased 26 basis points to 3.93% for the second quarter of 2022 compared to the same period in 2021.

Index
•
The average loan portfolio grew by $196.2 million to $4.50 billion and the average yield decreased 18 basis points to 3.52% in the second quarter of 2022 compared to the same period in 2021.  The average yield decreased primarily as a result of lower loan origination rates over the last year while rates remained low before the recent increases by the Federal Reserve Board.

•
The average balance of interest bearing liabilities increased $26.2 million and the average rate paid decreased 7 basis points to 0.10% in the second quarter of 2022 compared to the same period in 2021.

During the second quarter of 2022, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive shorter term rates which allowed the Bank to gain market share as well as retain our existing deposits.  This strategy drove growth at a relatively low cost that will sustain TrustCo’s strong liquidity position and continue to allow us to cross sell new relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.95 billion in the second quarter of 2021 to $6.09 billion in the same period of 2022 with an average yield of 2.90% in the second quarter of 2022 and 2.83% in the second quarter of 2021.  The mix of assets continued to maintain a higher proportion of Federal Funds sold and other short-term investments from securities available for sale, as well as from increases in deposits.  Interest income on average earning assets increased from $42.1 million in the second quarter of 2021 to $44.2 million in the second quarter of 2022, on a tax equivalent basis.  This increase was primarily driven by the higher interest rates on Federal Funds sold and other short-term investments and securities available for sale, which resulted from the increases in the Federal Funds target rate in 2022.

Loans
The average balance of loans was $4.50 billion in the second quarter of 2022 and $4.31 billion in the comparable period in 2021.  The yield on loans was down 18 basis points to 3.52%.  Interest income on loans was $39.6 million in the second quarter of 2022 down $204 thousand from the same period in 2021.  As mentioned above, the average yield decreased primarily as a result of lower loan origination rates over the last year while rates remained low before the recent increases by the Federal Reserve Board.

Compared to the second quarter of 2021, the average balance of residential mortgage loans, home equity lines of credit, and installment loans increased, while commercial loans decreased. The average balance of residential mortgage loans was $4.05 billion in the second quarter of 2022 compared to $3.85 billion in 2021, an increase of 5.3%.  The average yield on residential mortgage loans decreased by 19 basis points to 3.43% in the second quarter of 2022 compared to 2021.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $15.9 million to an average balance of $199.0 million in the second quarter of 2022 compared to the same period in the prior year, primarily as a result of the forgiveness of PPP loans.  The average yield on this portfolio was down only 2 basis points to 4.83% compared to the prior year period. The Company remains selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines decreased 4 basis points to 3.74% during the second quarter of 2022 compared to the year earlier period. The average balances of home equity credit lines increased 3.9% to $243.6 million in the second quarter of 2022 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2022 was $470.0 million compared to $496.9 million for the comparable period in 2021.  The decrease in the balance reflects routine paydowns, and calls and maturities, offset by new investment purchases.   The average yield was 1.85% for the second quarter of 2022 compared to 1.44% for the second quarter of 2021.  This increase is primarily a result of higher yields on investment purchases throughout 2022 due to the increase in interest rates.  This portfolio is primarily comprised of agency, mortgage backed securities and collateral mortgage obligations issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in accumulated other comprehensive (loss) income, net of tax.

The net unrealized loss in the available for sale securities portfolio was $28.4 million as of June 30, 2022 compared to a net unrealized loss of $4 thousand as of December 31, 2021.  The increase in the net unrealized losses in the portfolio is the result of changes in market interest rate levels.

Index
Held to Maturity Securities
The average balance of held to maturity securities was $8.9 million for the second quarter of 2022 compared to $12.2 million in the second quarter of 2021.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 3.93% for the second quarter of 2022 compared to 3.67% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of June 30, 2022, this portfolio consisted solely of agency issued mortgage-backed securities and collateralized mortgage obligations.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2022 and 2021 second quarter average balance of Federal Funds sold and other short‑term investments was $1.1 billion for both periods.  The yield was 0.82% for the second quarter of 2022 and 0.10% for the comparable period in 2021.  Interest income from this portfolio increased $2.0 million from $286 thousand in 2021 to $2.3 million in 2022.  While the average balances were consistent year over year, the increase in the federal funds target rate in March, May, and June of 2022 resulted in an increase in interest income over the same period in the prior year.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $62.3 million to $4.52 billion for the second quarter of 2022 versus the second quarter in the prior year, and the average rate paid decreased from 0.15% for 2021 to 0.08% for 2022.  Total interest expense on these deposits decreased from $1.7 million to $951 thousand in the second quarter of 2022 compared to the year earlier period.  From the second quarter of 2021 to the second quarter of 2022, interest bearing demand account average balances were up 5.3%, certificates of deposit average balances were down 19.2%, non-interest demand average balances were up 12.1%, average savings balances increased 13.2% and money market balances were up 6.7%.   Our growth in deposits came at relatively low cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolios.

Index
At June 30, 2022, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$831,722
1 to 2 years	71,177
2 to 3 years	6,045
3 to 4 years	1,001
4 to 5 years	89,659
Over 5 years	133
$999,737

Average short-term borrowings for the second quarter were $197.3 million in 2022 compared to $233.4 million in 2021.  The average rate decreased slightly during this time period from 0.39% in 2021 to 0.36% in 2022.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income
Taxable equivalent net interest income increased by $2.9 million to $43.1 million in the second quarter of 2022 compared to the same period in 2021.  The net interest spread was up 14 basis points to 2.80% in the second quarter of 2022 compared to the same period in 2021. As previously noted, the net interest margin was up 13 basis points to 2.83% for the second quarter of 2022 compared to the same period in 2021.

Taxable equivalent net interest income increased by $2.9 million to $83.2 million in the first six-months of 2022 compared to the same period in 2021.  The net interest spread was up 2 basis points to 2.72% in the first six-months of 2022 compared to the same period in 2021.  Net interest margin was consistent at 2.74% for the first six‑months of both 2022 and 2021.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

Index
The following describes the nonperforming assets of TrustCo as of June 30, 2022:

Nonperforming loans and foreclosed real estate: Total NPLs were $18.7 million at June 30, 2022, compared to $18.8 million at December 31, 2021 and $20.8 million at June 30, 2021.  There were also $18.7 million of non-accrual loans at June 30, 2022 compared to $18.7 million at December 31, 2021 and $20.8 million at June 30, 2021.  There were no loans at June 30, 2022 and 2021 and December 31, 2021 that were past due 90 days or more and still accruing interest.

At June 30, 2022, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $18.7 million at June 30, 2022, $18.5 million were residential real estate loans, $203 thousand were commercial loans and mortgages and $45 thousand were installment loans, compared to $18.6 million, $112 thousand and $37 thousand, respectively, at December 31, 2021.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $119 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2022 compared to net recoveries $137 thousand for the second quarter of 2021.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its branch franchise area.  At June 30, 2022, 69.4% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 30.6% were in Florida.  Those figures compare to 70.6% and 29.4%, respectively at December 31, 2021.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of June 30, 2022, 11.7% were to Florida borrowers, compared to 88.3% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2022, New York and surrounding areas experienced net recoveries of approximately $107 thousand  and there were none in Florida for the second quarter of 2022.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2022, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Index
TrustCo has identified nonaccrual commercial and commercial real estate loans, all loans restructured under a TDR, and residential non-accrual loans over 180 days as individually evaluated loans.  There were $319 thousand of commercial mortgages and commercial loans classified as individually evaluated as of June 30, 2022 compared to $232 thousand classified as impaired at December 31, 2021.  There were $26.7 million of individually evaluated residential loans at June 30, 2022 compared to $18.3 million classified as impaired at December 31, 2021.

As of June 30, 2022 and December 31, 2021, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At June 30, 2022 there was $644 thousand of foreclosed real estate compared to $362 thousand at December 31, 2021.

Allowance for credit on loan losses: The Company adopted CECL on January 1, 2022. Under this standard, allowances have been  established for loans and commitments to lend. The allowance for credit losses on loans (“ACLL”) replaces the previous allowance for loan losses (“ALLL”). Upon adoption, the allowance for credit losses on loans increased by $2.4 million to $46.6 million from $44.2 at December 31, 2021 under the ALLL.  The allowance for credit losses on unfunded commitments increased from $18 thousand to $2.4 million and is recorded in accrued expenses and other liabilities. The Company recorded a net decrease to undivided profits of $3.5 million, net of $1.2 million in deferred tax balances as of January 1, 2022 for the cumulative effect of adopting CECL.

In the second quarter of 2022, the Company recorded a credit to provision for credit losses of $491 thousand, which includes a credit to provision for credit losses on loans of $1.0 million as a result of improving unemployment and housing price forecasts, offset by a provision for credit losses on unfunded commitments of $509 thousand as a result of a corresponding increase in unfunded loans.

During the most recent quarter, the Federal Reserve Bank increased the target Federal Funds rate by 75 basis points, the third hike this year and the largest since 1994. Rising inflation weighs on consumers’ purchasing power by slowing spending and driving monetary tightening. Inflation has reached a forty-year high, and labor and supply chain challenges have been heightened by the global impacts of the Russian invasion of Ukraine. Management has taken into consideration the possible effects of these changes qualitatively within the reserves.

Index
The Company evaluates several external forecasts in choosing the forecast element for the economic components of the allowance for credit losses on loans. The Company selected the stagflation forecast for both January 1, 2022 and June 30, 2022 for economic modeling. The following changes in forecasts from March to June impacted the reserves:

•	unemployment rates declining 16% for New York and 28% for Florida,
•	an increase in consumer price indices (“CPI”) of 2% for both NY and Florida,
•	a decrease in Gross Metro Product (“GMP”) of 4% for New York,
•	an increase in Gross Metro Product (“GMP”) of 1% for Florida.

See Notes 1 and 5 of the financial statements for additional discussion related to the adoption of CECL, and the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans as follows:

(dollars in thousands)	As of June 30, 2022		As of December 31, 2021
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$2,051	3.97%	$2,942	4.08%
Real estate - construction	326	0.67%	375	0.84%
Real estate mortgage - 1 to 4 family	38,785	89.54%	37,650	89.67%
Home equity lines of credit	3,992	5.59%	2,857	5.20%
Installment Loans	131	0.23%	443	0.21%
	$45,285	100.00%	$44,267	100.00%

At June 30, 2022, the allowance for credit losses on loans was $45.3 million, compared to $50.2 million at June 30, 2021 and $44.3 million at December 31, 2021.  The allowance represents 1.00% of the loan portfolio at both June 30, 2022 and December 31, 2021, and 1.15% at June 30, 2021.

During the second quarter of 2022, there were $4 thousand of commercial loan chargeoffs, $12 thousand of residential loan chargeoffs, and $14 thousand of consumer loan chargeoffs, compared with no commercial loan chargeoffs, $20 thousand of gross residential mortgage chargeoffs, and $1 thousand of consumer loan chargeoffs in the second quarter of 2021.  During the second quarter of 2022 there were $4 thousand of commercial loan recoveries, $131 thousand of residential mortgage recoveries, and $2 thousand for consumer loan recoveries, compared to no commercial loan recoveries, $157 thousand of residential mortgage recoveries, and $28 thousand of consumer loan recoveries in the second quarter of 2021.

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

Using this model, the fair value of capital projections as of June 30, 2022 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2022. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp and 200 bp.

As of June 30, 2022	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	28.90%
+300 BP	28.40
+200 BP	29.10
+100 BP	28.90
Current rates	27.60
-100 BP	25.00
-200 BP	21.50

Noninterest Income
Total noninterest income for the second quarter of 2022 was $4.9 million compared to $4.7 million for the same period in the prior year.  Financial services income was $2.0 million in both the second quarter of 2022 and 2021, and fees for services to customers were up $172 thousand over the same period in the prior year.   The fair value of assets under management was $910 million at June 30, 2022, and $1.1 billion as of both December 31, 2021 and June 30, 2021.

For the six months ended June 30, 2022 total noninterest income was $10.1 million, up $983 thousand compared to the prior year period.   The increase is primarily the result of more interchange income and a gain on the sale of fixed assets, partially offset by a decrease in financial services income.

Index
Noninterest Expenses
Total noninterest expenses were $25.0 million for the three-months ended June 30, 2022, compared to $25.4 million for the three-months ended June 30, 2021.  Significant changes included a $939 thousand decrease in salaries and employment benefits, a $130 thousand decrease in professional services, and a $160 thousand decrease in advertising expense, partially offset by an increase of $331 thousand in outsourced services and a $309 thousand increase in other expense. Full time equivalent headcount was 769 as of June 30, 2021, 759 as of December 31, 2021, and 793 as of June 30, 2022.  Changes in headcount represent normal fluctuations.

Total noninterest expenses were $47.8 million for the six-months ended June 30, 2022, compared to $50.8 million for the six-months ended June 30, 2021.  Significant changes included a decrease of $4.1 million in salaries and employee benefits primarily as a result of a $2 million favorable true-up to the incentive compensation accrual upon payout in the first quarter of 2022, as well as decreases in various other employee benefit plan expenses.  This was partially offset by an increase of $361 thousand in outsourced services, and an increase in other expenses of $820 thousand.

Income Taxes
In the second quarter of 2022, TrustCo recognized income tax expense of $5.6 million compared to $4.9 million for the second quarter of 2021.  The effective tax rates were 23.8% and 25.5% for the second quarters of 2022 and 2021, respectively.  For the first six-months, income taxes were $11.2 million and $9.7 million in 2022 and 2021, respectively. The effective tax rates were 24.3% and 25.4% in 2022 and 2021, respectively.

Capital Resources
Consistent with its long-term goal of operating a sound and profitable financial organization, TrustCo strives to maintain strong capital ratios.

Banking regulators have moved towards higher required capital requirements due to the standards included in the “Basel III” banking capital reform measures and the Dodd-Frank Wall Streeet Reform and Consumer Protection Act, as well as a general trend towards reducing risk in the banking system by providing a greater capital margin.

Total shareholders’ equity at June 30, 2022 was $594.6 million compared to $578.6 million at June 30, 2021. TrustCo declared a dividend of $0.35 per share in the second quarter of 2022.  This results in a dividend payout ratio of 37.46% based on second quarter 2022 earnings of $17.9 million.

Index
The Bank and the Company reported the following capital ratios as of June 30, 2022 and December 31, 2021:

(Bank Only)			Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of June 30, 2022
(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$585,724	9.390%	5.000%	4.000%
Common equity tier 1 capital	585,724	18.339	6.500	7.000
Tier 1 risk-based capital	585,724	18.339	8.000	8.500
Total risk-based capital	625,754	19.592	10.000	10.500

	As of December 31, 2021		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$570,594	9.324%	5.000%	4.000%
Common equity tier 1 capital	570,594	18.954	6.500	7.000
Tier 1 risk-based capital	570,594	18.954	8.000	8.500
Total risk-based capital	608,308	20.206	10.000	10.500

	As of June 30, 2022		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$603,500	9.673%	4.000%
Common equity tier 1 capital	603,500	18.891	7.000
Tier 1 risk-based capital	603,500	18.891	8.500
Total risk-based capital	643,541	20.144	10.500

	As of December 31, 2021		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$588,427	9.614%	4.000%
Common equity Tier 1 capital	588,427	19.541	7.000
Tier 1 risk-based capital	588,427	19.541	8.500
Total risk-based capital	626,150	20.794	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized

(2)	The June 30, 2022 and December 31, 2021 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at June 30, 2022, the consolidated equity to total assets ratio was 9.55%, compared to 9.70% at December 31, 2021 and 9.45% at June 30, 2021.

As of June 30, 2022, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer is taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At June 30, 2022 and 2021, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 37.46% of net income for the second quarter of 2022 and 45.51% of net income for the second quarter of 2021. The per-share dividend paid in the second quarter of 2022 and 2021 was $0.350 and $0.341, respectively.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statue, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 7,064 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

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

Index
Share Repurchase Program
On March 9, 2022 the Company’s Board of Directors authorized, and the Company announced another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the three months ended June 30, 2022, the Company repurchased a total of 75 thousand shares at an average price per share of $31.47 for a total of $2.4 million under its Board authorized share repurchase program.

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
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $($19.5) million in 2022 and $3.8 million in 2021.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended June 30, 2022			Three months ended June 30, 2021
Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$71,409	$147	0.83%	$74,971	$97	0.52%	$50	(31)	81
Mortgage backed securities and collateralized mortgage obligations-residential	282,800	1,367	1.92%	327,332	1,167	1.43%	200	(858)	1,058
State and political subdivisions	41	-	-%	48	-	-%	-	-	-
Corporate bonds	87,556	522	2.38%	57,021	323	2.27%	199	182	17
Small Business Administration-guaranteed participation securities	27,512	140	2.04%	36,839	193	2.09%	(53)	(48)	(5)
Other	686	2	1.17%	686	5	2.92%	(3)	-	(3)

Total securities available for sale	470,004	2,178	1.85%	496,897	1,785	1.44%	393	(755)	1,148

Federal funds sold and other short-term Investments	1,101,489	2,253	0.82%	1,126,298	286	0.10%	1,967	(44)	2,011

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	8,859	87	3.93%	12,179	111	3.67%	(24)	(70)	46

Total held to maturity securities	8,859	87	3.93%	12,179	111	3.67%	(24)	(70)	46

Federal Reserve Bank and Federal Home Loan Bank stock	5,797	65	4.49%	5,598	65	4.64%	-	9	(9)

Commercial loans	198,972	2,402	4.83%	214,912	2,608	4.85%	(206)	(192)	(14)
Residential mortgage loans	4,049,271	34,771	3.43%	3,847,274	34,836	3.62%	(65)	7,221	(7,286)
Home equity lines of credit	243,648	2,269	3.74%	234,476	2,211	3.78%	58	214	(156)
Installment loans	9,321	162	6.98%	8,349	153	7.34%	9	49	(40)

Loans, net of unearned income	4,501,212	39,604	3.52%	4,305,011	39,808	3.70%	(204)	7,292	(7,496)

Total interest earning assets	6,087,361	44,187	2.90%	5,945,983	42,055	2.83%	2,132	6,432	(4,300)

Allowance for credit losses on loans	(46,411)			(50,196)
Cash & non-interest earning assets	193,099			197,561

Total assets	$6,234,049			6,093,348

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,210,554	42	0.01%	$1,149,296	$46	0.02%	(4)	13	(17)
Money market accounts	777,860	210	0.11%	729,136	236	0.13%	(26)	83	(109)
Savings	1,564,454	163	0.04%	1,382,604	162	0.05%	1	78	(77)
Time deposits	968,560	536	0.22%	1,198,064	1,261	0.42%	(725)	(209)	(516)

Total interest bearing deposits	4,521,428	951	0.08%	4,459,100	1,705	0.15%	(754)	(35)	(719)
Short-term borrowings	197,259	176	0.36%	233,426	228	0.39%	(52)	209	(261)

Total interest bearing liabilities	4,718,687	1,127	0.10%	4,692,526	1,933	0.17%	(806)	174	(980)

Demand deposits	842,487			751,719
Other liabilities	79,431			73,368
Shareholders’ equity	593,444			575,735

Total liabilities and shareholders’ equity	$6,234,049			$6,093,348

Net interest income, tax equivalent		43,060			40,122		$2,938	6,258	(3,320)

Net interest spread			2.80%			2.66%

Net interest margin (net interest income to total interest earning assets)			2.83%			2.70%

Tax equivalent adjustment		-			-

Net interest income		43,060			40,122

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $(14.2) million in 2022 and $4.2 million in 2021.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Six months ended June 30, 2022			Six months ended June 30, 2021
Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U.S. government sponsored enterprises	$66,609	233	0.70%	63,374	147	0.46%	$86	8	78
Mortgage backed securities and collateralized mortgage obligations-residential	272,022	2,454	1.80%	327,472	2,404	1.47%	50	(908)	958
State and political subdivisions	41	1	6.73%	49	1	6.60%	-	-	-
Corporate bonds	70,362	755	2.15%	60,160	639	2.12%	116	107	9
Small Business Administration-guaranteed participation securities	28,685	294	2.05%	38,203	399	2.09%	(105)	(98)	(7)
Other	686	4	1.17%	687	11	3.20%	(7)	-	(7)

Total securities available for sale	438,405	3,741	1.71%	489,945	3,601	1.47%	140	(891)	1,031

Federal funds sold and other short-term Investments	1,144,108	2,825	0.50%	1,078,201	556	0.10%	2,269	34	2,235

Held to maturity securities: Mortgage backed securities and collateralized mortgage obligations-residential	9,198	177	3.86%	12,723	234	3.68%	(57)	(87)	30

Total held to maturity securities	9,198	177	3.86%	12,723	234	3.68%	(57)	(87)	30

Federal Reserve Bank and Federal Home Loan Bank stock	5,701	127	4.46%	5,552	134	4.83%	(7)	9	(16)

Commercial loans	196,991	4,928	5.00%	213,853	5,554	5.19%	(626)	(428)	(198)
Residential mortgage loans	4,028,667	68,968	3.43%	3,818,426	69,687	3.65%	(719)	7,677	(8,396)
Home equity lines of credit	238,122	4,393	3.72%	236,417	4,471	3.81%	(78)	81	(159)
Installment loans	9,148	318	7.00%	8,573	313	7.37%	5	39	(34)

Loans, net of unearned income	4,472,928	78,607	3.52%	4,277,269	80,025	3.75%	(1,418)	7,369	(8,787)

Total interest earning assets	6,070,340	85,477	2.82%	5,863,690	84,550	2.89%	927	6,434	(5,507)

Allowance for credit losses on loans	(46,584)			(50,071)
Cash & non-interest earning assets	200,193			197,682

Total assets	$6,223,949			$6,011,301

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,201,078	86	0.01%	$1,117,113	98	0.02%	(12)	28	(40)
Money market accounts	784,737	424	0.11%	727,363	519	0.14%	(95)	92	(187)
Savings	1,546,316	319	0.04%	1,349,013	321	0.05%	(2)	113	(115)
Time deposits	966,372	1,082	0.23%	1,229,838	2,927	0.48%	(1,845)	(538)	(1,307)

Total interest bearing deposits	4,498,503	1,911	0.09%	4,423,327	3,865	0.18%	(1,954)	(305)	(1,649)
Short-term borrowings	222,755	410	0.37%	228,643	456	0.40%	(46)	(12)	(34)

Total interest bearing liabilities	4,721,258	2,321	0.10%	4,651,970	4,321	0.19%	(2,000)	(317)	(1,683)

Demand deposits	825,685			712,790
Other liabilities	81,520			73,276
Shareholders’ equity	595,486			573,265

Total liabilities and shareholders’ equity	$6,223,949			$6,011,301

Net interest income , tax equivalent		83,156			80,229		$2,927	6,751	(3,824)

Net interest spread			2.72%			2.70%

Net interest margin (net interest income to total interest earning assets)			2.74%			2.74%

Tax equivalent adjustment		-			-

Net interest income		83,156			80,229

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As detailed in the Annual Report to Shareholders as of December 31, 2021, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month month periods ended June 30, 2022 and 2021, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of both 2022 and 2021, the Company had an average balance of Federal Funds sold and other short-term investments of $1.1 billion.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

In light of the evolving global economic conditions and geopolitical matters, as well as volatility in financial markets, TrustCo (and collectively with the Bank, “we,” “us,” and “our”) have updated the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2021 (the “Annual Report”) filed with the Securities and Exchange Commission on February 25, 2022. The following risk factor should be read in conjunction with the risk factors set forth in the Annual Report.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. The conflict with Russia and Ukraine has lead, and could continue to lead, to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.  In addition, global demand for products may exceed supply during the economic recovery from the COVID-19 pandemic, and such shortages may cause inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.

Actions taken by the Federal Reserve Board, including changes in its target funds rate, balance sheet management and lending facilities are beyond our control and difficult to predict. These actions can affect interest rates and the value of financial instruments and other assets and liabilities and can impact our borrowers. Sudden changes in monetary policy, for example, in response to high inflation, could lead to financial market volatility, increases in market interest rates and a continued flattening or inversion of the yield curve. Higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our investment securities and other interest-earning assets.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended June 30, 2022:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2022 through April 30, 2022	25,000	$31.42	25,000	156,886
May 1, 2022 through May 31, 2022	50,000	31.49	50,000	106,886
June 1, 2022 through June 30, 2022	-	-	-	106,886
Total	75,000	$31.47	75,000	106,886

(1)
On March 9, 2022 the Company’s Board of Directors authorized another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the three months ended June 30, 2022, the Company repurchased a total of 75 thousand shares at an average price per share of $31.47 for a total of $2.4 million under its Board authorized share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety

None.

Item 5.	Other Information

The Company’s board of directors adopted the amended and restated Executive Medical Reimbursement Plan on May 17, 2022 (the “Plan”). The Plan, in which all of the Company’s named executive officers participate, is designed to provide for the reimbursement of medical, hospitalization and dental expenses that exceed the deductible or co-payment limits under the Company’s general medical insurance plans.  A copy of the Plan is filed herewith as Exhibit 10.1.

Index
Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

10.1	Amended and Restated Executive Medical Reimbursement Plan

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2022