Form 10-Q
period 2022-09-30
TRUSTCO BANK CORP N Y
filed 2022-11-07
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2022
$1.00 Par Value	19,051,775

TrustCo Bank Corp NY

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Interest and dividend income:
Interest and fees on loans	$40,896	39,488	119,503	119,513
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	479	91	712	238
State and political subdivisions	1	1	2	2
Mortgage-backed securities and collateralized mortgage obligations - residential	1,617	1,038	4,071	3,442
Corporate bonds	526	220	1,281	859
Small Business Administration-guaranteed participation securities	133	181	427	580
Other securities	3	5	7	16
Total interest and dividends on securities available for sale	2,759	1,536	6,500	5,137

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	85	104	262	338
Total interest on held to maturity securities	85	104	262	338

Federal Home Loan Bank stock	80	64	207	198
Interest on federal funds sold and other short-term investments	5,221	470	8,046	1,026
Total interest income	49,041	41,662	134,518	126,212

Interest expense:
Interest on deposits:
Interest-bearing checking	43	38	129	136
Savings accounts	200	154	519	475
Money market deposit accounts	237	202	661	721
Time deposits	646	1,149	1,728	4,076
Interest on short-term borrowings	122	232	532	688
Total interest expense	1,248	1,775	3,569	6,096

Net interest income	47,793	39,887	130,949	120,116
Provision (Credt) for credit losses	300	(2,800)	(391)	(2,450)
Net interest income after (credit) provision for credit losses	47,493	42,687	131,340	122,566

Noninterest income:
Trustco financial services income	1,435	1,558	5,264	5,592
Fees for services to customers	2,705	2,531	8,164	7,221
Other	246	206	1,057	598
Total noninterest income	4,386	4,295	14,485	13,411

Noninterest expenses:
Salaries and employee benefits	12,134	11,909	32,837	36,737
Net occupancy expense	4,483	4,259	13,266	13,173
Equipment expense	1,532	1,628	4,787	4,859
Professional services	1,375	1,483	4,326	4,529
Outsourced services	2,328	2,015	7,108	6,434
Advertising expense	508	310	1,514	1,213
FDIC and other insurance	773	746	2,389	2,230
Other real estate expense, net	124	32	209	211
Other	2,887	2,315	7,478	6,086
Total noninterest expenses	26,144	24,697	73,914	75,472

Income before taxes	25,735	22,285	71,911	60,505
Income taxes	6,371	5,523	17,587	15,227

Net income	$19,364	16,762	54,324	45,278

Net income per share:
- Basic	$1.013	0.871	2.835	2.349

- Diluted	$1.013	0.871	2.835	2.349

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$19,364	16,762	54,324	45,278

Net unrealized holding loss on securities available for sale	(20,943)	(765)	(49,379)	(5,939)
Tax effect	5,421	199	12,777	1,534

Net unrealized loss on securities available for sale, net of tax	(15,522)	(566)	(36,602)	(4,405)

Amortization of net actuarial gain	(280)	(137)	(784)	(534)
Amortization of prior service (credit) cost	(78)	177	(235)	227
Tax effect	93	(10)	265	80
Amortization of net actuarial gain and prior service (credit) cost on pension and postretirement plans, net of tax	(265)	30	(754)	(227)

Other comprehensive loss, net of tax	(15,787)	(536)	(37,356)	(4,632)
Comprehensive income	$3,577	16,226	16,968	40,646

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS:

Cash and due from banks	$46,236	48,357
Federal funds sold and other short term investments	795,028	1,171,113
Total cash and cash equivalents	841,264	1,219,470

Securities available for sale	468,219	407,713
Held to maturity securities ($7,938 and $10,695 fair value at September 30, 2022 and December 31, 2021, respectively)	8,091	9,923

Federal Home Loan Bank stock	5,797	5,604
Loans, net of deferred net costs	4,629,491	4,438,779
Less:
Allowance for credit losses on loans	45,517	44,267
Net loans	4,583,974	4,394,512

Bank premises and equipment, net	31,931	33,027
Operating lease right-of-use assets	45,733	48,090
Other assets	94,485	78,207

Total assets	$6,079,494	6,196,546

LIABILITIES:
Deposits:
Demand	$859,829	794,878
Interest-bearing checking	1,188,790	1,191,304
Savings accounts	1,562,564	1,504,554
Money market deposit accounts	716,319	782,079
Time deposits	954,352	995,314
Total deposits	5,281,854	5,268,129

Short-term borrowings	124,932	244,686
Operating lease liabilities	50,077	52,720
Accrued expenses and other liabilities	33,625	29,883

Total liabilities	5,490,488	5,595,418

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,045,684 shares issued at September 30, 2022 and December 31, 2021, and 19,051,775 and 19,219,989 shares outstanding at September 30, 2022 and December 31, 2021, respectively	20,046	20,046
Surplus	256,661	256,661
Undivided profits	379,769	349,056
Accumulated other comprehensive (loss) income, net of tax	(25,209)	12,147
Treasury stock at cost - 993,909 and 825,695 shares at September 30, 2022 and December 31, 2021, respectively	(42,261)	(36,782)

Total shareholders’ equity	589,006	601,128

Total liabilities and shareholders’ equity	$6,079,494	6,196,546

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock (1)	Surplus (1)	Profits	Income	Stock	Total

Beginning balance, January 1, 2021 (1)	$20,041	256,606	313,974	11,936	(34,396)	568,161
Net income	-	-	14,083	-	-	14,083
Other comprehensive loss, net of tax	-	-	-	(4,668)	-	(4,668)
Stock options exercised (2,650 shares) (1)	3	68				71
Cash dividend declared, $0.340625 per share (2)	-	-	(6,571)	-	-	(6,571)
Purchase of treasury stock (1,261 shares) (2)	-	-	-	-	(45)	(45)

Ending balance, March 31, 2021 (1)	$20,044	256,674	321,486	7,268	(34,441)	571,031
Net income	-	-	14,433	-	-	14,433
Other comprehensive loss, net of tax	-	-	-	572	-	572
Cash used to settle fractional shares in the Reverse Stock Split	(5)	(195)	-	-	-	(200)
Stock options exercised (2,225 shares)	2	57	-	-	-	59
Cash dividend declared, $0.340625 per share	-	-	(6,569)	-	-	(6,569)
Purchase of treasury stock (20,000 shares)	-	-	-	-	(733)	(733)

Ending balance, June 30, 2021	$20,041	256,536	329,350	7,840	(35,174)	578,593
Net income	-	-	16,762	-	-	16,762
Other comprehensive loss, net of tax	-	-	-	(536)	-	(536)

Stock options exercised (1,160 shares)	1	29	-	-	-	30
Cash dividend declared, $0.340625 per share	-	-	(6,558)	-	-	(6,558)
Purchase of treasury stock (50,000 shares)	-	-	-	-	(1,608)	(1,608)

Ending balance, September 30, 2021 (1)	$20,042	256,565	339,554	7,304	(36,782)	586,683

Beginning balance, January 1, 2022	$20,046	256,661	349,056	12,147	(36,782)	601,128
Cumulative impact of adoption of ASU 2016-13	-	-	(3,470)	-	-	(3,470)
Balance, January 1, 2022 as adjusted For impact of adoption of ASU 2016-13	20,046	256,661	345,586	12,147	(36,782)	597,658

Net income	-	-	17,089	-	-	17,089
Other comprehensive loss, net of tax	-	-	-	(14,516)	-	(14,516)
Cash dividend declared, $0.35 per share	-	-	(6,727)	-	-	(6,727)
Purchase of treasury stock 18,114 shares	-	-	-	-	(609)	(609)

Ending balance, March 31, 2022	$20,046	256,661	355,948	(2,369)	(37,391)	592,895

Net income	-	-	17,871	-	-	17,871
Other comprehensive loss, net of tax	-	-	-	(7,053)	-	(7,053)
Cash dividend declared, $0.35 per share	-	-	(6,719)	-	-	(6,719)
Purchase of treasury stock 75,000 shares	-	-	-	-	(2,362)	(2,362)

Ending balance, June 30, 2022	$20,046	256,661	367,100	(9,422)	(39,753)	594,632

Net income	-	-	19,364	-	-	19,364
Other comprehensive loss, net of tax	-	-	-	(15,787)	-	(15,787)
Cash dividend declared, $0.35 per share	-	-	(6,695)	-	-	(6,695)
Purchase of treasury stock 75,100 shares	-	-	-	-	(2,508)	(2,508)

Ending balance, September 30, 2022	$20,046	256,661	379,769	(25,209)	(42,261)	589,006

(1)	All periods presented have been adjusted for the 1 for 5 reverse stock split which occurred on May 28, 2021.
(2)	Share amounts and per share amounts have been adjusted for all periods presented for the 1 for 5 reverse stock split which occurred on May 28, 2021.

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2022	2021

Cash flows from operating activities:
Net income	$54,324	45,278

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,091	3,184
Amortization of right-of-use asset	4,841	4,745
Net gain on sale of other real estate owned	(99)	(86)
Writedown of other real estate owned	-	121
(Credit) provision for credit losses	(391)	(2,450)
Deferred tax expense (benefit)	1,523	(1,247)
Net amortization of securities	1,802	3,113
Net gain on sale of bank premises and equipment	(314)	-
Decrease (increase) in taxes receivable	4,062	(463)
(Increase) decrease in interest receivable	(1,837)	673
Decrease in interest payable	(1)	(249)
Increase in other assets	(4,406)	(1,442)
Decrease in operating lease liabilities	(5,127)	(4,965)
Decrease in accrued expenses and other liabilities	(1,652)	(2,106)
Total adjustments	1,492	(1,172)
Net cash provided by operating activities	55,816	44,106

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	57,714	123,550
Proceeds from paydowns of held to maturity securities	1,772	3,028
Purchases of securities available for sale	(184,391)	(136,543)
Proceeds from maturities of securities available for sale	15,050	8,555
Purchases of Federal Home Loan Bank stock	(193)	(98)
Net increase in loans	(191,052)	(152,314)
Proceeds from dispositions of other real estate owned	416	255
Proceeds from dispositions of bank premises and equipment	469	6
Purchases of bank premises and equipment	(2,150)	(2,011)
Net cash used in investing activities	(302,365)	(155,572)

Cash flows from financing activities:
Net increase in deposits	13,725	203,825
Net change in short-term borrowings	(119,754)	16,015
Proceeds from exercise of stock options	-	160
Cash used to settle fractional shares in the Reverse Stock Split	-	(200)
Purchases of treasury stock	(5,479)	(2,386)
Dividends paid	(20,149)	(19,708)
Net cash (used in) provided by financing activities	(131,657)	197,706
Net increase in cash and cash equivalents	(378,206)	86,240
Cash and cash equivalents at beginning of period	1,219,470	1,107,099
Cash and cash equivalents at end of period	$841,264	1,193,339

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$3,570	6,345
Income taxes paid	13,687	15,430
Other non cash items:
Transfer of loans to other real estate owned	637	260
Decrease in dividends payable	(8)	(10)
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(49,379)	(5,939)
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	12,777	1,534
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans	(1,019)	(307)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	265	80
Impact to retained earnings from adoption of ASC 326, net of tax	(3,470)	-

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021, and the cash flows for the nine months ended September 30, 2022 and 2021.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. Results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 except as noted below. The accounting policies of the Company effective for the comparative periods presented prior to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) are presented in the Form 10-K referenced above.

Recently Adopted Accounting Standards

On January 1, 2022, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses” (referred to as “CECL” and as Accounting Standards Codification Topic 326 (“ASC 326”)) which amended existing guidance to replace current generally accepted accounting principles used to measure a reporting entity’s credit losses.  The main objective of this update is to provide financial statement users with enhanced financial disclosures for more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The allowance for credit losses on loans is a valuation account that is deducted from, or added to, the loans’ amortized cost basis to present the net, lifetime amount expected to be collected on the loans. The measurement of expected credit losses under the CECL methodology applies to financial assets measured at amortized cost including loan receivables and held-to-maturity debt securities.   The update also applies to off-balance sheet exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees and other similar instruments).

Index
In addition, CECL made changes to the accounting for available for sale securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available for sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

As previously disclosed, the Company assembled a cross-functional working group that met regularly to oversee the implementation plan for CECL, which included the assessment and documentation of the processes and internal controls, model development and documentation, assessing existing loan and loss data, assessing models for default and loss estimates and conducting parallel runs and reviews through January 1, 2022.

The Company adopted CECL using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2022 are presented under CECL while prior period amounts continue to be reported in accordance with previous applicable GAAP. On the adoption date, the Company increased the allowance for credit losses on loans by $2.4 million and increased the allowance for credit losses for unfunded commitments by $2.3 million (included in Accrued expenses and other liabilities). The Company recorded a net decrease to undivided profits of $3.5 million, net of $1.2 million in deferred tax balances as of January 1, 2022 for the cumulative effect of adopting CECL.

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

Index
Interest income of mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent. Non-accrual loans are individually reviewed and charged off at 180 days past due. Commercial loans are charged off to the extent principal or interest is deemed uncollectible. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought to current and future payments are reasonably assured.

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

The Company has elected the Discounted Cash Flow methodology to determine its ACLL. Management estimates the allowance for credit loss on loans balance using relevant available information from internal and external sources related to past events, current conditions, and a reasonable and supportable forecast provided by a third party. The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, historical credit loss experience in Florida and New York provides the quantitative basis for the estimation of expected credit losses. Complementary to that, a portion of its debtors’ ability to repay depends significantly on the economic employment conditions prevailing in the respective geographic territory. The ACLL reserve is overlaid with qualitative considerations for changes in underwriting standards, portfolio mix, delinquency levels, or economic conditions such as changes in the unemployment rates, property values, and gross metro product to make adjustments to historical loss information. Management judgment is required at each point in the measurement process.

The allowance for unfunded commitments is maintained at a level by the Company determined to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit).

Management utilized the historical loss rate experience on the Company’s loan portfolio as the initial basis of the estimate using probability of default and loss given defaults derived from September 30, 2011 to January 1, 2022.  A defaulted loan is a loan payment default once it is 90 days contractually past due.

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

As of January 1, 2022, the Company has elected to fully utilize the Stagflation forecast scenario. The Company determined the forecast more appropriately considers inflationary pressures, and monetary policies observed currently and prospectively in the markets served. The ACLL reserve is then complemented with qualitative factors based upon GMP, CPI, and housing forecasts using the same scenario, and their related forecasts for the respective metropolitan regions of New York and Florida, and were factored into the calculation.

The effective interest rate  used to discount expected cash flows considered the timing of the expected cash flows resulting from prepayments that existed as of January 1, 2022. The prepayment-adjusted effective interest rate uses the original contractual rate and prepayment assumptions as of January 1, 2022.

There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended September 30, 2022 compared to the adoption date.

The Company determined a contractual term excluding expected extensions, renewals and modifications. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.

The Company determined its allowance for credit losses on loans using a pool of assets with similar risk characteristics. The Company evaluates its risk characteristics based on regulatory call report codes where it was determined that the loans within the call codes were homogenous in nature and could be aggregated into the main categories for the Company portfolio. There were no changes to the loan pools under CECL for January 1, 2022 compared to previously disclosed loan segments. Loans that no longer match the risk profile of the pool are individually assessed for credit losses. Non-accrual loans that have been delinquent 180 days or greater, commercial non-accrual loans and loans identified as troubled debt restructuring (“TDR”) are individually assessed. The individual assessment for credit impairment is generally based on a discounted cash flow approach unless the asset is collateral dependent. The loan is considered collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Collateral dependent loans are individually assessed and the expected credit loss is based on the fair value of the collateral.

Index
A loan for which terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties is considered a TDR. In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the near future without the modification.  This evaluation is performed under the Company’s underwriting policy.  Generally, the modification of the terms of loans was the result of the borrower filing for bankruptcy protection.  Chapter 13 bankruptcies generally include the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order.  In the case of Chapter 7 bankruptcies, even though there was no modification of terms, the borrowers’ debt to the Company was discharged and they may not reaffirm the debt.

The TDR that have subsequently defaulted have the underlying collateral evaluated at the time these loans were identified as TDRs, and a charge‑off was taken at that time, if necessary.  Collateral values on these loans are reviewed for collateral sufficiency on a quarterly basis.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

The Company estimates credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration that funding will occur and an estimate of expected credit losses on commitments is expected to be funded over its estimated life. The Company lends in the geographic territory of its branch locations in New York, Florida, Massachusetts, New Jersey and Vermont. Although the loan portfolio is diversified, a portion of its debtors’ ability to repay depends significantly on the economic conditions prevailing in the respective geographic territory.   The following categories of off-balance sheet credit exposures have been identified: unfunded commitments to extend credit, unfunded lines of credit, residential mortgage pending closings and standby letters of credit. Each of these unfunded commitments is analyzed for a probability of funding to calculate a probable funding amount. The life of loan loss factor by related portfolio segment from the allowance for credit losses on loans calculation is then applied to the probable funding amount to calculate the estimated credit losses on off-balance sheet credit exposures recognized in other liabilities.  The post adoption balance is included with Accrued expenses and other liabilities on consolidated statements of financial condition. Prospective changes in the reserve will be recorded through the provision for credit losses on the consolidated statements of income.

Debt Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. There were no debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2022. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments. Premiums on callable debt securities are amortized to their earlier call date. Discounts are amortized to maturity date. Gains and losses are recorded on the trade date and determined using the specific identification method.

A debt security is placed on non-accrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolio are primarily attributable to changes in interest rates.

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

Accrued interest receivable on held to maturity securities totaled $33 thousand and is excluded from the estimate of credit losses. Historically the Company has not experienced uncollectible accrued interest receivable on its held-to-maturity securities portfolio.

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

The unrealized losses reported pertained to securities issued by the U.S. government and its sponsored entities, include agencies, and mortgage backed securities issued by Ginnie Mae, Fannie Mae, and Freddie Mac, which are currently well rated and guaranteed by the U.S. government. The Company does not intend to sell the securities, and it is not considered likely the Company will be required to sell these securities prior to recovery of the amortized cost. Timely principal and interest payments continue to be made on the securities. The unrealized losses in the portfolio are primarily attributable to changes in interest rates. Management does not believe any individual unrealized loss as of January 1, 2022 represents any credit loss and no realized losses have been recognized into provision for credit loss.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2022 and 2021 is as follows:

(in thousands, except per share data)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$19,364	16,762	$54,324	45,278
Weighted average common shares	19,111	19,249	19,159	19,272
Stock Options	1	3	1	6
Weighted average common shares including potential dilutive shares	19,112	19,252	19,160	19,278

Basic EPS	$1.013	0.871	$2.835	2.349

Diluted EPS	$1.013	0.871	$2.835	2.349

For both the three and nine months ended September 30, 2022 there were one thousand shares of weighted average antidilutive stock options excluded from dilutive earnings. For the three and nine months ended September 30, 2021 the weighted average antidilutive stock options excluded from dilutive earnings was approximately 60 thousand shares. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended  September 30, 2022 and 2021 for its pension and other postretirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2022	2021	2022	2021

Service cost	$-	-	4	9
Interest cost	222	214	52	60
Expected return on plan assets	(807)	(712)	(333)	(274)
Amortization of net gain	-	-	(280)	(137)
Amortization of prior service (credit) cost	-	-	(78)	177
Net periodic benefit	$(585)	(498)	(635)	(165)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2022	2021	2022	2021

Service cost	$-	-	13	57
Interest cost	666	642	155	143
Expected return on plan assets	(2,420)	(2,135)	(999)	(891)
Amortization of net gain	-	-	(784)	(534)
Amortization of prior service cost (credit)	-	-	(235)	227
Net periodic benefit	$(1,754)	(1,493)	(1,850)	(998)

The Company does not expect to make contributions to its pension and postretirement benefit plans in 2022. As of September 30, 2022, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$109,097	15	6,333	102,779
State and political subdivisions	41	-	-	41
Mortgage backed securities and collateralized mortgage obligations - residential	297,131	-	35,889	261,242
Corporate bonds	85,764	-	4,762	81,002
Small Business Administration - guaranteed participation securities	24,883	-	2,385	22,498
Other	686	-	29	657
Total Securities Available for Sale	$517,602	15	49,398	468,219

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$59,976	-	797	59,179
State and political subdivisions	41	-	-	41
Mortgage backed securities and collateralized mortgage obligations - residential	269,907	3,367	2,476	270,798
Corporate bonds	45,805	157	625	45,337
Small Business Administration - guaranteed participation securities	31,303	371	-	31,674
Other	685	-	1	684
Total Securities Available for Sale	$407,717	3,895	3,899	407,713

The following table categorize the debt securities included in the available for sale portfolio as of September 30, 2022, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$5,043	5,018
Due after one year through five years	186,045	174,946
Due after five years through ten years	4,500	4,515
Mortgage backed securities and collateralized mortgage obligations - residential	297,131	261,242
Small Business Administration - guaranteed participation securities	24,883	22,498
	$517,602	468,219

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2022
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$43,300	1,315	54,964	5,018	98,264	6,333
Mortgage backed securities and collateralized mortgage obligations - residential	175,486	17,560	85,755	18,329	261,241	35,889
Corporate bonds	62,343	3,226	18,659	1,536	81,002	4,762
Small Business Administration - guaranteed participation securities	22,497	2,385	-	-	22,497	2,385
Other	621	29	-	-	621	29

Total	$304,247	24,515	159,378	24,883	463,625	49,398

	December 31, 2021
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$49,279	697	9,900	100	59,179	797
Mortgage backed securities and collateralized mortgage obligations - residential	93,447	1,888	22,098	588	115,545	2,476
Corporate bonds	15,670	171	14,546	454	30,216	625
Other	648	1	-	-	648	1

Total	$159,044	2,757	46,544	1,142	205,588	3,899

There were no allowance for credit losses recorded for securities available for sale during the three or nine months ended September 30, 2022.

Index
The proceeds from sales and calls of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
(dollars in thousands)	2022	2021

Proceeds from sales	$-	-
Proceeds from calls/paydowns	14,376	47,100
Proceeds from maturities	5,000	3,500
Gross realized gains	-	-
Gross realized losses	-	-

	Nine months ended September 30,
(dollars in thousands)	2022	2021

Proceeds from sales	$-	-
Proceeds from calls/paydowns	57,714	123,550
Proceeds from maturities	15,050	8,555
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and nine months ended September 30, 2022 and 2021.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$8,091	122	275	7,938
Total held to maturity	$8,091	122	275	7,938

	December 31, 2021
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$9,923	773	1	10,695
Total held to maturity	$9,923	773	1	10,695

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of September 30, 2022, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$8,091	7,938
	$8,091	7,938

All held to maturity securities are held at cost on the financial statements.  As of September 30, 2022 and December 31, 2021 held to maturity securities with a fair value of $3.7 million and $442 thousand had an unrecognized loss of less than 12 months of $275 thousand and one thousand, respectively.

There were no sales or transfers of held to maturity securities during the three months ended September 30, 2022 and 2021.

There were no allowance for credit losses recorded for held to maturity securities during the three and nine months ended September 30, 2022.  As of September 30, 2022, there were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Other-Than-Temporary Impairment

Debt Securities
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model.

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or it is more likely than not it will be required to sell the debt security before its anticipated recovery.  The assessment of whether any other‑than‑temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether management intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis.  If management intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If management does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI on debt securities is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Index
As of September 30, 2022, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022.

Mortgage backed securities and collateralized mortgage obligations – residential:  At September 30, 2022, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at September 30, 2022.

Small Business Administration (SBA) - guaranteed participation securities:  At September 30, 2022, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022.

Corporate Bonds & Other:  At September 30, 2022, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022.

Index

(5) Loan Portfolio and Allowance for Credit Losses

Upon adoption of CECL, management pooled loans with similar risk characteristics. The portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses on loans.

The following table presents loans by portfolio segment:

	September 30, 2022
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$165,888	31,270	197,158
Other	19,089	873	19,962
Real estate mortgage - 1 to 4 family:
First mortgages	2,762,616	1,312,097	4,074,713
Home equity loans	45,115	12,537	57,652
Home equity lines of credit	186,146	83,195	269,341
Installment	8,183	2,482	10,665
Total loans, net	$3,187,037	1,442,454	4,629,491
Less: Allowance for credit losses			45,517
Net loans			$4,583,974

*Includes New York, New Jersey, Vermont and Massachussetts.

Prior to the adoption of CECL on January 1, 2022, the Company calculated allowance for loan losses using the incurred losses methodology.

	December 31, 2021
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$147,063	21,653	168,716
Other	30,889	595	31,484
Real estate mortgage - 1 to 4 family:
First mortgages	2,723,734	1,212,568	3,936,302
Home equity loans	48,190	13,695	61,885
Home equity lines of credit	175,134	55,842	230,976
Installment	7,368	2,048	9,416
Total loans, net	$3,132,378	1,306,401	4,438,779
Less: Allowance for loan losses			44,267
Net loans			$4,394,512

*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $1.4 million and $10.0 million as of September 30, 2022 and December 31, 2021, respectively.

Index
At September 30, 2022 and December 31, 2021, the Company had approximately $36.6 million and $37.3 million, respectively, of real estate construction loans.  Of the $36.6 million in real estate construction loans at September 30, 2022, approximately $14.1 million are secured by first mortgages to residential borrowers while approximately $22.5 million were to commercial borrowers for residential construction projects.  Of the $37.3 million in real estate construction loans at December 31, 2021, approximately $17.9 million were secured by first mortgages to residential borrowers while approximately $19.4 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans are in the Company’s New York market.

Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses including past events and current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended September 30, 2022 compared to the adoption date.  Consistent with the adoption date, the Company has determined the Stagflation forecast scenario to be appropriate for the September 30, 2022 ACLL calculation.  The Company selected the Stagflation economic forecast for credit losses as management expects that markets will experience a slight decline in economic conditions and a slight increase in the unemployment rate over the next two years.

The following table presents the impact of the January 1, 2022 adoption entry in the allowance for credit losses on loans by loan type:

	December 31, 2021		January 1, 2022
(dollars in thousands)	Pre-Adoption Balance	Impact of Adoption	Post CECL Adoption
	Total		Total
Commercial:
Commercial real estate	$3,121	(1,100)	2,021
Other	14	114	128
Real estate mortgage - 1 to 4 family:
First mortgages	37,249	1,703	38,952
Home equity loans	583	262	845
Home equity lines of credit	2,857	1,752	4,609
Installment	443	(378)	65
Total Allowance	$44,267	2,353	46,620

Index
Activity in the allowance for credit losses on loans by portfolio segment for the three months ended September 30, 2022 is summarized as follows:

	For the three months ended September 30, 2022
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,274	42,880	131	45,285
Loans charged off:
New York and other states*	-	13	34	47
Florida	-	-	-	-
Total loan chargeoffs	-	13	34	47

Recoveries of loans previously charged off:
New York and other states*	-	177	-	177
Florida	-	-	2	2
Total recoveries	-	177	2	179
Net loans (recoveries) charged off	-	(164)	32	(132)
(Credit) provision for credit losses	155	(100)	45	100
Balance at end of period	$2,429	42,944	144	45,517

* Includes New York, New Jersey, Vermont and Massachusetts.

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021 is summarized as follows:

	For the three months ended September 30, 2021
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,106	45,617	432	50,155
Loans charged off:
New York and other states*	30	72	17	119
Florida	-	1	-	1
Total loan chargeoffs	30	73	17	120

Recoveries of loans previously charged off:
New York and other states*	-	111	3	114
Florida	-	1	-	1
Total recoveries	-	112	3	115
Net loan recoveries	30	(39)	14	5
(Credit) provision for loan losses	(823)	(2,003)	26	(2,800)
Balance at end of period	$3,253	43,653	444	47,350

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Activity in the allowance for credit losses on loans by portfolio segment for the nine months ended September 30, 2022 is summarized as follows:

	For the nine months ended September 30, 2022
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,135	40,689	443	44,267
Impact of ASU 2016-13, Current Expected Credit Loss (CECL)	(986)	3,717	(378)	2,353
Balance as of January 1, 2022 as adjusted for ASU 2016-13	2,149	44,406	65	46,620
Loans charged off:
New York and other states*	40	25	53	118
Florida	-	-	-	-
Total loan chargeoffs	$40	$25	$53	$118

Recoveries of loans previously charged off:
New York and other states*	4	405	4	414
Florida	-	-	2	2
Total recoveries	4	405	6	416
Net loans charged off	36	(380)	47	(297)
Credit for loan losses	316	(1,842)	126	(1,400)
Balance at end of period	$2,429	42,944	144	45,517

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2021 is summarized as follows:

	For the nine months ended September 30, 2021
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$4,140	44,950	505	49,595
Loans charged off:
New York and other states*	30	178	25	233
Florida	-	1	2	3
Total loan chargeoffs	30	179	27	236

Recoveries of loans previously charged off:
New York and other states*	32	355	52	439
Florida	-	2	-	2
Total recoveries	32	357	52	441
Net loan recoveries	(2)	(178)	(25)	(205)
(Credit) provision for loan losses	(889)	(1,475)	(86)	(2,450)
Balance at end of period	$3,253	43,653	444	47,350

* Includes New York, New Jersey, Vermont and Massachusetts.

The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of September 30, 2022:

	September 30, 2022
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,429	42,944	144	45,517

Total ending allowance balance	$2,429	42,944	144	45,517

Loans:
Individually evaluated for impairment	$294	26,157	16	26,467
Collectively evaluated for impairment	216,826	4,375,549	10,649	4,603,024

Total ending loans balance	$217,120	4,401,706	10,665	4,629,491

Index
Prior to the adoption of CECL on January 1, 2022, the Company calculated allowance for loan losses using the incurred losses methodology. The balance in the allowance for loan losses by portfolio segment is summarized as follows:

	December 31, 2021
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,135	40,689	443	44,267

Total ending allowance balance	3,135	40,689	443	44,267

Loans:
Individually evaluated for impairment	$232	18,272	-	18,504
Collectively evaluated for impairment	199,968	4,210,891	9,416	4,420,275

Total ending loans balance	$200,200	4,229,163	9,416	4,438,779

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in (credit) provision for credit losses in the consolidated income statement.

The Company’s activity in the allowance for credit losses on unfunded commitments were as follows:

(In thousands)	For the three months ended September 30, 2022
Balance at June 30, 2022	$3,162
Provision for credit losses	200
Balance at September 30, 2022	$3,362

(In thousands)	For the nine months ended September 30, 2022
Balance at January 1, 2022	$18
Impact of Adopting CECL	2,335
Adjusted Balance at January 1, 2022	2,353
Provision for credit losses	1,009
Balance at September 30, 2022	$3,362
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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of September 30, 2022 and December 31, 2021 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on non-accrual status and loans over 90 days past due and accruing.

Index

As of September 30, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans, and gross chargeoffs year to date for each loan type by origination year was as follows:

Loan Credit Quality

(in thousands)	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$58,331	30,325	18,803	23,713	17,058	38,102	9,089	-	$195,421
Special Mention	-	-	65	-	247	-	-	-	312
Substandard	-	-	115	-	132	1,178	-	-	1,425
Total Commercial Loans	$58,331	30,325	18,983	23,713	17,437	39,280	9,089	-	$197,158
Commercial Loans:
Current-period Gross writeoffs	$-	-	-	-	-	40	-	-	$40
	$-	-	-	-	-	40	-	-	$40
Commercial Other:
Risk rating
Pass	$2,302	3,313	2,757	706	752	2,472	7,182	-	$19,484
Special mention	-	124	-	-	-	-	40	-	164
Substandard	-	216	-	-	-	-	98	-	314
Total Commercial Real Estate Loans	$2,302	3,653	2,757	706	752	2,472	7,320	-	$19,962

Other Commercial Loans:
Current-period Gross writeoffs	$-	-	-	-	-	-	-	-	-
	$-	-	-	-	-	-	-	-	$-

Residential First Mortgage:
Risk rating
Performing	$417,902	950,363	799,953	374,430	262,084	1,252,690	1,479	-	$4,058,901
Nonperforming	-	700	83	846	773	13,410	-	-	15,812
Total First Mortgage:	$417,902	951,063	800,036	375,276	262,857	1,266,100	1,479	-	$4,074,713

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	-	-	-	-	5	-	-	$5
	$-	-	-	-	-	5	-	-	$5

Home Equity Lines:
Risk rating
Performing	$5,222	9,748	6,535	7,782	5,468	22,729	-	-	$57,484
Nonperforming	-	-	-	-	-	168	-	-	168
Total Home Equity Lines:	$5,222	9,748	6,535	7,782	5,468	22,897	-	-	$57,652

Home Equity Loans:
Current-period Gross writeoffs	$-	-	-	-	-	-	-	-	$-
	$-	-	-	-	-	-	-	-	$-
Home Equity Lines of Credit:
Risk rating
Performing	$698	859	335	56	101	18,826	246,047	-	$266,922
Nonperforming	-	7	-	-	-	2,207	205	-	2,419
Total Home Equity Credit Lines:	$698	866	335	56	101	21,033	246,252	-	$269,341

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	-	-	-	-	20	-	-	20
	$-	-	-	-	-	20	-	-	$20
Installments:
Risk rating
Performing	$4,068	2,758	943	918	469	293	1,122	-	$10,571
Nonperforming	-	25	-	67	-	-	2	-	94
Total Installments	$4,068	2,783	943	985	469	293	1,124	-	$10,665

Installments Loans:
Current-period Gross writeoffs	$-	36	6	6	2	3	-	-	53
	$-	36	6	6	2	3	-	-	$53

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of September 30,2022:

	September 30, 2022
New York and other states*:
	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$39	-	123	162	165,726	165,888
Other	-	-	6	6	19,083	19,089
Real estate mortgage - 1 to 4 family:
First mortgages	1,994	2,469	8,128	12,591	2,750,025	2,762,616
Home equity loans	46	66	55	167	44,948	45,115
Home equity lines of credit	359	150	730	1,239	184,907	186,146
Installment	3	25	16	44	8,139	8,183

Total	$2,441	2,710	9,058	14,209	3,172,828	3,187,037

Florida:
	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	31,270	31,270
Other	124	-	-	124	749	873
Real estate mortgage - 1 to 4 family:
First mortgages	81	245	1,608	1,934	1,310,163	1,312,097
Home equity loans	7	-	-	7	12,530	12,537
Home equity lines of credit	31	-	-	31	83,164	83,195
Installment	-	-	62	62	2,420	2,482

Total	$243	245	1,670	2,158	1,440,296	1,442,454

Total:
	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$39	-	123	162	196,996	197,158
Other	124	-	6	130	19,832	19,962
Real estate mortgage - 1 to 4 family:
First mortgages	2,075	2,714	9,736	14,525	4,060,188	4,074,713
Home equity loans	53	66	55	174	57,478	57,652
Home equity lines of credit	390	150	730	1,270	268,071	269,341
Installment	3	25	78	106	10,559	10,665

Total	$2,684	2,955	10,728	16,367	4,613,124	4,629,491

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

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2022 and December 31, 2021, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through legal title or through a deed in lieu).  Other real estate owned is included in Other assets on the Balance Sheet.  As of September 30,2022 other real estate owned included $682 thousand of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $9.6 million as of September 30, 2022 . As of December 31, 2021, other real estate owned included $362 thousand of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that were in the process of foreclosure had a recorded investment of $9.7 million as of December 31, 2021.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as troubled debt restructurings. As of September 30, 2022 , there was no allowance for credit losses based on loans individually evaluated for impairment. Residential and installment non-accrual loans which are not TDRs or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

The following table presents the amortized cost basis in non-accrual loans by portfolio segment:

	September 30, 2022
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$168	-	168
Other	11	-	11
Real estate mortgage - 1 to 4 family:
First mortgages	13,869	1,943	15,812
Home equity loans	126	42	168
Home equity lines of credit	2,301	118	2,419
Installment	29	65	94
Total non-accrual loans	16,504	2,168	18,672
Restructured real estate mortgages - 1 to 4 family	12	-	12
Total nonperforming loans	$16,516	$2,168	$18,684

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

Index
	December 31, 2021
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$67	-	67
Other	45	-	45
Real estate mortgage - 1 to 4 family:
First mortgages	13,990	1,797	15,787
Home equity loans	247	45	292
Home equity lines of credit	2,337	174	2,511
Installment	23	14	37
Total non-accrual loans	16,709	2,030	18,739
Restructured real estate mortgages - 1 to 4 family	17	-	17
Total nonperforming loans	$16,726	2,030	18,756

* Includes New York, New Jersey, Vermont and Massachusetts.

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing:

	September 30, 2022
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$168	-	-
Other	11	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	14,640	1,171	-
Home equity loans	168	-	-
Home equity lines of credit	2,133	287	-
Installment	16	78	-
Total loans, net	$17,136	1,536	-

The non-accrual balance of $1.5 million disclosed above was collectively evaluated and the associated allowance for credit losses on loans was not material as of September 30, 2022 .

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected Credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following table presents the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of September 30, 2022:

Index
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$283	-	-
Other	11	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	22,720	-	-
Home equity loans	286	-	-
Home equity lines of credit	3,151	-	-
Installment	16	-	-
Total Allowance	$26,467	-	-

Troubled Debt Restructuring Loans

The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as TDRs. Interest income recognized on loans that are individually evaluated was not material during the three or nine months ended September 30, 2022 and 2021.

A loan for which the terms have been modified, and for which a borrower is experiencing financial difficulties, is considered a TDR and is classified as individually evaluated. TDRs at September 30, 2022 are measured at the amortized cost using the loan’s effective rate at inception or fair value of the underlying collateral if the loan is considered collateral dependent.

As of September 30, 2022  loans individually evaluated included approximately $9.3 million of loans in accruing status that were identified as TDRs.

The following table presents, by class, loans that were modified as TDRs:

	Three months ended September 30, 2022			Three months ended September 30, 2021

New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	3	282	282	2	557	557
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	1	31	31

Total	3	$282	282	3	$588	588

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	-	$-	-

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	Nine months ended September 30, 2022			Nine months ended September 30, 2021
New York and other states*:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	719	719	4	923	923
Home equity loans	-	-	-	1	2	2
Home equity lines of credit	-	-	-	3	88	88

Total	7	$719	719	8	$1,013	1,013

Florida:		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	1	78	78
Home equity loans	-	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-

Total	-	$-	-	1	$78	78

The addition of these TDRs did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a TDR was the borrower filing for bankruptcy protection.

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

Index
The following table presents impaired loans by loan class as of December 31, 2021:

	December 31, 2021

New York and other states*:		Unpaid		YTD Avg
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$187	279	-	1,154
Other	45	45	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	13,687	13,875	-	14,072
Home equity loans	161	161	-	235
Home equity lines of credit	1,852	1,939	-	2,256

Total	$15,932	16,299	-	17,824

Florida:		Unpaid		YTD Avg
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$-	-	-	105
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,368	2,368	-	2,562
Home equity loans	-	-	-	16
Home equity lines of credit	204	204	-	246

Total	$2,572	2,572	-	2,929

Total:		Unpaid		YTD Avg
	Recorded	Principal	Related	Recorded
(dollars in thousands)	Investment	Balance	Allowance	Investment

Commercial:
Commercial real estate	$187	279	-	1,259
Other	45	45	-	107
Real estate mortgage - 1 to 4 family:
First mortgages	16,055	16,243	-	16,634
Home equity loans	161	161	-	251
Home equity lines of credit	2,056	2,143	-	2,502

Total	$18,504	18,871	-	20,753

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2022 and 2021.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2022 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$102,779	$-	$102,779	$-
State and political subdivisions	41	-	41	-
Mortgage backed securities and collateralized mortgage obligations - residential	261,242	-	261,242	-
Corporate bonds	81,002	-	81,002	-
Small Business Administration- guaranteed participation securities	22,498	-	22,498	-
Other securities	657	-	657	-

Total securities available for sale	$468,219	$-	$468,219	$-

	Fair Value Measurements at
	December 31, 2021 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$59,179	$-	$59,179	$-
State and political subdivisions	41	-	41	-
Mortgage backed securities and collateralized mortgage obligations - residential	270,798	-	270,798	-
Corporate bonds	45,337	-	45,337	-
Small Business Administration- guaranteed participation securities	31,674	-	31,674	-
Other securities	684	-	684	-

Total securities available for sale	$407,713	$-	$407,713	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2022 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$682	$-	$-	$682	Sales comparison approach	Adjustments for differences between comparable sales	3% - 58% (31%)

Loans individually evaluated	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

Fair Value Measurements at
December 31, 2021 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$362	$-	$-	$362	Sales comparison approach	Adjustments for differences between comparable sales	1% - 14% (6%)

Impaired loans:
Real estate mortgage -1 to 4 family	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

Other real estate owned, that is carried at fair value less costs to sell was approximately $682 thousand at September 30, 2022 and consisted of residential real estate properties. There were no commercial real estate properties. There were no valuation charges included in earnings for the nine months ended September 30, 2022.

Of the total individually evaluated loans of $26.5 million at September 30, 2022, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2022. There were no gross charge offs related to residential individually evaluated loans included in the table above for the three and nine months ended September 30, 2022.

Other real estate owned, that is carried at fair value less costs to sell, was approximately $362 thousand at December 31, 2021 and consisted only residential real estate properties. A valuation charge of $121 thousand is included in earnings for the year ended December 31, 2021.

Of the total impaired loans of $18.5 million at December 31, 2021, there were no impairments that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2021. There were no gross charge-offs related to residential impaired loans included in the table above.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at September 30, 2022 and December 31, 2021 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2022 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$841,264	841,264	-	-	841,264
Securities available for sale	468,219	-	468,219	-	468,219
Held to maturity securities	8,091	-	7,938	-	7,938
Federal Home Loan Bank stock	5,797	N/A	N/A	N/A	N/A
Net loans	4,583,974	-	-	4,304,560	4,304,560
Accrued interest receivable	10,936	616	1,648	8,672	10,936
Financial liabilities:
Demand deposits	859,829	859,829	-	-	859,829
Interest bearing deposits	4,422,025	3,467,673	925,461	-	4,393,134
Short-term borrowings	124,932	-	124,932	-	124,932
Accrued interest payable	162	38	124	-	162

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2021 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,219,470	1,219,470	-	-	1,219,470
Securities available for sale	407,713	-	407,713	-	407,713
Held to maturity securities	9,923	-	10,695	-	10,695
Federal Reserve Bank and Federal
Home Loan Bank stock	5,604	N/A	N/A	N/A	N/A
Net loans	4,394,512	-	-	4,451,031	4,451,031
Accrued interest receivable	9,099	10	1,235	7,854	9,099
Financial liabilities:
Demand deposits	794,878	794,878	-	-	794,878
Interest bearing deposits	4,473,251	3,477,937	993,676	-	4,471,613
Short-term borrowings	244,686	-	244,686	-	244,686
Accrued interest payable	163	34	129	-	163

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended September 30, 2022
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2022	Reclassifications	Income	9/30/2022	9/30/2022

Net unrealized holding loss on securities available for sale, net of tax	$(21,106)	(15,522)	-	(15,522)	(36,628)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(2,022)	-	(265)	(265)	(2,287)

Accumulated other comprehensive loss, net of tax	$(9,422)	(15,522)	(265)	(15,787)	(25,209)

	Three months ended September 30, 2021
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2021	Reclassifications	Income	9/30/2021	9/30/2021

Net unrealized holding gain on securities available for sale, net of tax	$3,347	(566)	-	(566)	2,781
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(1,591)	-	30	30	(1,561)

Accumulated other comprehensive income, net of tax	$7,840	(566)	30	(536)	7,304

	Nine months ended September 30, 2022
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2022	Reclassifications	Income	9/30/2022	9/30/2022

Net unrealized holding loss on securities available for sale, net of tax	$(26)	(36,602)	-	(36,602)	(36,628)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(1,533)	-	(754)	(754)	(2,287)

Accumulated other comprehensive income (loss), net of tax	$12,147	(36,602)	(754)	(37,356)	(25,209)

	Nine months ended September 30, 2021
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2021	Reclassifications	Income	9/30/2021	9/30/2021

Net unrealized holding gain on securities available for sale, net of tax	$7,186	(4,405)	-	(4,405)	2,781
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	6,084	-	-	-	6,084
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(1,334)	-	(227)	(227)	(1,561)

Accumulated other comprehensive income (loss), net of tax	$11,936	(4,405)	(227)	(4,632)	7,304

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021:

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$280	137	$784	534	Salaries and employee benefits
Amortization of prior service credit (cost)	78	(177)	235	(227)	Salaries and employee benefits
Income tax (benefit) expense	(93)	10	(265)	(80)	Income taxes
Net of tax	265	(30)	754	227

Total reclassifications, net of tax	$265	(30)	$754	227

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-Interest Income. The following table presents the Company’s sources of non-Interest Income for the three months and nine months ended September 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-interest income
Service Charges on Deposits
Overdraft fees	$714	735	$2,007	1,964
Other	494	518	1,466	1,479
Interchange Income	1,546	1,330	4,792	3,863
Wealth management fees	1,435	1,558	5,264	5,592
Other (a)	197	154	956	513

Total non-interest income	$4,386	4,295	$14,485	13,411

(a)	Not within the scope of ASC 606.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2022 the Company did not have any leases with terms of twelve months or less.

As of September 30, 2022 the Company did not have any leases for which any related construction has not yet started. At September 30, 2022 lease expiration dates ranged from five months to 22.0 years and have a weighted average remaining lease term of 9.0 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	September 30,
	2022	2021
Operating lease cost	$2,062	2,010
Variable lease cost	565	499

Total Lease costs	$2,627	2,509

(dollars in thousands)	Nine months ended
	September 30,
	2022	2021
Operating lease cost	$6,185	6,029
Variable lease cost	1,706	1,508

Total Lease costs	$7,891	7,537

(dollars in thousands)	Nine months ended
	September 30,
	2022	2021
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,262	6,121

Right-of-use assets obtained in exchange for lease obligations:	2,484	2,696

Weighted average remaining lease term	9.0 years	8.7 years
Weighted average discount rate	2.96%	3.07%

Index
Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

(dollars in thousands)
Year ending
December 31,
2022(a)	$2,065
2023	8,234
2024	8,082
2025	7,675
2026	6,700
Thereafter	24,529
Total lease payments	$57,285
Less: Interest	7,208

Present value of lease liabilities	$50,077

(a)	Excluding the nine months ended September 30, 2022.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total lease payments from the Company to those entities, which are included in the table above, owed at September 30, 2022, were $3.3 million, which includes interest of $424 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2022 and December 31, 2021:

(Bank Only)
				Minimum for
	As of September 30, 2022		Well	Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$597,092	9.648%	5.000%	4.000%
Common equity tier 1 capital	597,092	18.333	6.500	7.000
Tier 1 risk-based capital	597,092	18.333	8.000	8.500
Total risk-based capital	637,906	19.586	10.000	10.500

	As of December 31, 2021		Well	Minimum for
				Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$570,594	9.324%	5.000%	4.000%
Common equity tier 1 capital	570,594	18.954	6.500	7.000
Tier 1 risk-based capital	570,594	18.954	8.000	8.500
Total risk-based capital	608,308	20.206	10.000	10.500

(Consolidated)
	As of September 30, 2022		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$613,661	9.913%	4.000%
Common equity tier 1 capital	613,661	18.837	7.000
Tier 1 risk-based capital	613,661	18.837	8.500
Total risk-based capital	654,486	20.090	10.500

	As of December 31, 2021		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$588,427	9.614%	4.000%
Common equity Tier 1 capital	588,427	19.541	7.000
Tier 1 risk-based capital	588,427	19.541	8.500
Total risk-based capital	626,150	20.794	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2022 and December 31, 2021 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) New Accounting Pronouncements

Staff Accounting Bulletin (“SAB”) No. 121 - In March 2022, the SEC issued SAB No. 121. This SAB adds interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for their platform users.  Specifically, this SAB provides interpretive guidance on the accounting and disclosure of obligations to safeguard crypto-assets held for platform users. This guidance was applicable no later than the financial statement covering the first interim or annual period ending after June 15, 2022. The Company reviewed its business activities as of the date of adoption, June 30, 2022, and determined that SAB 121 is not materially impactful to the financial statements. Management has continued to monitor on a quarterly basis and has determined that SAB 121 is not materially impactful to the financial statements as of September 30, 2022.

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures: In March 2022, FASB issued ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses -Measured at Amortized Cost. For entities, like TrustCo, that have adopted the amendments in ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. An entity may elect to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The amendments in this ASU should be applied prospectively, except for the amendments related to the recognition and measurement of TDRs which may be applied prospectively or using a modified retrospective transition method. The Company will adopt the ASU on January 1, 2023 and the adoption is not expect to have a material impact to the Company, however, new disclosures will be added.

(12) Risks and Uncertainties

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

Loan modifications and payment deferrals as a result of COVID-19 that met the criteria established under Section 4013 of the CARES Act or under applicable interagency guidance of the federal banking regulators were excluded from evaluation of TDR classification and were reported as current during the payment deferral period. The Company’s policy was to continue to accrue interest during the deferral period. Loans not meeting the CARES ACT or regulatory guidance were evaluated for TDR and non-accrual treatment under the Company’s existing policies and procedures. The relief provided by the CARES ACT expired on December 31, 2021. The Company doesn’t have any loan deferrals as of September 30, 2022.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of September 30, 2022, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2022 and September 30, 2021 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2022 and September 30, 2021, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

These financial statements are the responsibility of the Company's management.  We conducted our review in accordance with the standards of the PCAOB. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 7, 2022

Index

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, including statements regarding the effect of the COVID-19  pandemic on our business and macroeconomic or geopolitical concerns related to inflation and rising interest rates, that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward-looking statements can be identified by the use of such words such as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to any factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2021, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the effects of the COVID-19 pandemic and macroeconomic or geopolitical concerns related to inflation, rising interest rates and the war in Ukraine.

•
changes in local market areas and general business and economic trends, as well as changes in consumer spending, borrowing and savings habits; and our ability to assess and react effectively to such changes;

•
the effects of the COVID-19 pandemic, which could cause, and in some instances has, caused us to experience a decline in the demand for products and services; an increase in loan delinquencies; problem assets and foreclosures; a decline in collateral value; work force shortages, or other interruption or the unavailability of key employees; an increase in the allowance for credit losses on loans; a reduction in wealth management revenues; an increase in Federal Deposit Insurance Corporation premiums; a reduction in the value of the securities portfolio; or a decline in the net worth and liquidity of loan guarantors;

•	the impact of hurricanes, including Hurricane Ian, and other severe weather events on the communities we serve, which could have an adverse impact on our business and results of operation;

•	changes in and uncertainty related to benchmark interest rates used to price loans and deposits;

•	credit risks and risks from concentrations (by geographic area and by loan product) within our loan portfolio;

Index
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

•	changes in management personnel;

•	real estate and collateral values;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, Financial Accounting Standards Board or the Public Company Accounting Oversight Board;

Index
•	disruptions, security breaches or other adverse events affecting the third-party vendors who perform several of our critical processing functions;

•	technological changes and electronic, cyber and physical security breaches;

•	TrustCo’s success at managing the risks involved in the foregoing and managing its business;

•	Risks related to climate change; and

•
other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2021, as well as risks and uncertainties, if any, discussed elsewhere in this Form 10-Q and in our other filings made from time to time with the SEC, or in materials incorporated therein by reference.

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

Following this management discussion and analysis are the tables "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month and nine month periods ended September 30, 2022 and 2021.

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and nine month periods ended September 30, 2022, with comparisons to the corresponding period in 2021, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022 (the “2021 Form 10-K”), should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

COVID-19 Impact
The Company evaluated the impact of the effects of the COVID-19 pandemic and determined that there were no material or systematic adverse impacts on the Company’s balance sheets and results of operations as of and for the years ended December 31, 2021 and 2020, as well as for the three month and nine month periods ended September 30, 2022 and 2021.  At this time, it is difficult to quantify the impact the pandemic will have on future periods due to various uncertainties, including the duration, severity, spread, variants and resurgences of COVID-19.

Index
The following is a description of the impact the COVID-19 global pandemic is having on certain elements of our business:

Paycheck Protection Program (“PPP”) and Liquidity

As part of the CARES Act, the Small Business Administration (SBA) was authorized to guarantee loans under the PPP for small businesses that meet the necessary eligibility requirements in order to keep their workers on the payroll. The Company has received loan origination fees from the SBA which are being recognized over the life of the loan using the effective yield method.  As of September 30, 2022, TrustCo’s PPP loans outstanding totaled $1.4 million.

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

Economic Overview
During the third quarter of 2022, financial markets declined for the third consecutive quarter as the economy continued to feel the impact from several economic areas, as well as reacting to global concerns.  Ongoing inflationary pressures, higher interest rates, pandemic concerns, supply-chain bottlenecks, the war in Ukraine and higher Treasury yields, continued to place worries on investors.   For the third quarter of 2022, the S&P 500 Index was down 5.28% and the Dow Jones Industrial Average was down 6.66%.  This consecutive quarter decline in 2022 comes after the economy saw continued improvement throughout 2021.  The 10‑year Treasury bond averaged 3.10% during Q3 2022 compared to 2.93% in Q2 2022, an increase of 17 basis points.  The 2‑year Treasury bond average rate increased 66 basis points to 3.38%.  Consequently, the spread between the 10‑year and the 2-year Treasury bonds decreased from 0.21% on average in Q2 to -0.28% in Q3 resulting in an inverted yield curve.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer term rates.  The target Federal Funds rate increased 25 basis points in March 2022, 50 basis points in May 2022, 75 basis points in June 2022, 75 basis points in July 2022, 75 basis points in September 2022, and another 75 basis points in November 2022 to arrive at 3.75% to 4.00%, the highest rate since 2007, with additional rate increases anticipated.  Changes in interest rates could have an effect on interest-earning assets such as loans, investment securities, and cash balances, and also have an effect on interest-bearing liabilities primarily deposits and short-term borrowings.  Additionally, unrealized gains and losses on available for sale securities, demand for products, borrowers ability to repay loans, and the number of delinquencies could also be effected.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, have widened compared to the levels seen in recent years.  Accordingly, changes in rates and spreads continue to be affected by the pandemic and global economic concerns.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q3/21	Beg of Q3	0.05	0.25	0.87	1.45	1.20
	Peak	0.07	0.31	1.02	1.55	1.25
	Trough	0.03	0.17	0.65	1.19	0.98
	End of Q3	0.04	0.28	0.98	1.52	1.24
	Average in Q3	0.05	0.23	0.80	1.32	1.10

Q4/21	Beg of Q4	0.04	0.28	0.98	1.52	1.24
	Peak	0.08	0.76	1.34	1.68	1.29
	Trough	0.04	0.27	0.93	1.35	0.72
	End of Q4	0.06	0.73	1.26	1.52	0.79
	Average in Q4	0.05	0.53	1.18	1.53	1.00

Q1/22	Beg of Q1	0.06	0.73	1.26	1.52	0.79
	Peak	0.59	2.35	2.55	2.48	0.89
	Trough	0.08	0.77	1.37	1.63	0.04
	End of Q1	0.52	2.28	2.42	2.32	0.04
	Average in Q1	0.31	1.46	1.83	1.95	0.49

Q2/22	Beg of Q2	0.52	2.28	2.42	2.32	0.04
	Peak	1.83	3.45	3.61	3.49	0.44
	Trough	0.53	2.37	2.55	2.39	-0.05
	End of Q2	1.72	2.92	3.01	2.98	0.06
	Average in Q2	1.10	2.72	2.95	2.93	0.21

Q3/22	Beg of Q3	1.72	2.92	3.01	2.98	0.06
	Peak	3.40	4.30	4.21	3.97	0.04
	Trough	1.73	2.82	2.66	2.60	-0.51
	End of Q3	3.33	4.22	4.06	3.83	-0.39
	Average in Q3	2.75	3.38	3.23	3.10	-0.28

The United States economy experienced several areas of concern as 2022 began after experiencing significant progress throughout 2021.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

TrustCo believes that its long-term focus on traditional banking services and practices historically has enabled the Company to avoid significant impact from asset quality problems, and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  Management believes that TrustCo has not engaged in the types of high risk loans and investments that led to the widely reported problems in the industry during the 2007-2009 financial crisis.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to historical levels from time to time.

Index
Should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of the COVID-19 pandemic or other reasons, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Financial Overview
TrustCo recorded net income of $19.4 million, or $1.013 of diluted earnings per share, for the three months ended September 30, 2022, compared to net income of $16.8 million, or $0.871 of diluted earnings per share, in the same period in 2021.  Return on average assets was 1.24% and 1.08%, respectively, for the three-months ended September 30, 2022 and 2021.  Return on average equity was 12.78% and 11.40%, respectively, for the three-months ended September 30, 2022 and 2021.

The primary factors accounting for the change in net income for the three months ended September 30, 2022 compared to the same period of the prior year were:

•
An increase in income of $7.4 million from interest earning assets and a decrease in interest expense of $527 thousand from interest bearing liabilities, resulting in an increase in taxable equivalent net interest income in the third quarter of 2022 compared to the third quarter of 2021 of $7.9 million.

•
An increase of $2.9 million in provision for credit losses on loans primarily as a result of the ongoing uncertainty surrounding economic conditions and credit risk metrics. An increase of $200 thousand in unfunded commitments for the third quarter of 2022 compared to the third quarter 2021 primarily as a result of an increase in unfunded loan commitments.

•
An increase of $1.4 million in noninterest expense for the third quarter of 2022 compared to the third quarter 2021, primarily as a result of an increase in salaries and employee benefits, net occupancy expense, outsourced services, advertising expense and other expenses.

TrustCo recorded net income of $54.3 million, or $2.835 of diluted earnings per share, for the nine‑months ended September 30, 2022, compared to net income of $45.3 million, or $2.349 of diluted earnings per share, in the same period in 2021.  Return on average assets was 1.17% and 1.00%, respectively, for the nine-months ended September 30, 2022 and 2021.  Return on average equity was 12.16% and 10.50%, respectively, for the nine-months ended September 30, 2022 and 2021.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the 2021 Form 10-K is a description of the effect interest rates had on the results for the year 2021 compared to 2020.  Many of the same market factors discussed in the 2021 Form 10-K  continued to have a significant impact on results through the third quarter of 2022, as well as the economic effect of COVID-19 and heightened global concerns.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020 the rate was significantly decreased again to 0.00% to 0.25% as a result of the COVID-19 pandemic.  The Federal Reserve Board increased the rate in March 2022, May 2022, June 2022, July 2022 and again in September 2022 to end the third quarter at 3.00% to 3.25% in order to address inflationary concerns, with additional rate increases anticipated.

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant impact on the rates for new residential real estate loans.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short-term investments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer-term investments are most affected by the changes in longer term market interest rates such as the 10‑year Treasury.  The Federal Funds sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  Because TrustCo is a portfolio lender and does not sell loans into the secondary market, the Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive with the secondary market rates.  Higher market interest rates also generally increase the value of retail deposits.

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield increased 0.17 basis points, on average, during the third quarter of 2022 compared to the second quarter of 2022 and increased 1.78 basis points as compared to the third quarter of 2021.

While TrustCo has been affected by changes in financial markets over time, the impacts have been mitigated by the Company’s generally conservative approach to banking.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in the portfolio, there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  Management believes that these characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  The Company has significant capacity to grow its balance sheet given its extensive branch network.  The Company expects that growth to be profitable.  Additionally, the current interest rate environment has improved the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial.

For the third quarter of 2022, the net interest margin was 3.16%, up 51 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $247.8 million while the average yield increased 209 basis points in the third quarter of 2022 compared to the same period in 2021.   The increase in the average yield was a result of increases in the Federal Funds target rate during 2022 and was more than enough to offset the decrease in the average balance of Federal Funds sold.

•
The average balance of securities available for sale increased by $67.6 million and the average yield also increased 76 basis points to 2.12%.  The increase in the average yield was primarily a result of higher bond yields on purchases throughout the year due to the changing interest rate environment.

•
The average loan portfolio grew by $213.5 million to $4.59 billion and the average yield decreased 4 basis points to 3.57% in the third quarter of 2022 compared to the same period in 2021.  The average yield decreased primarily as a result of lower loan origination rates while rates remained low before the recent increases by the Federal Reserve Board, as well as the timing of PPP loan origination fees.

Index
•
The average balance of interest bearing liabilities decreased $76.0 million and the average rate paid decreased 4 basis points to 0.11% in the third quarter of 2022 compared to the same period in 2021.  Prior to the recent interest rate increases, time deposits were repricing at lower rates which drove down the rate paid on interest bearing liabilities.  As time deposits reprice to current market rates we expect an increase in the average paid on interest bearing liabilities.

During the third quarter of 2022, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  We continue to face significant competition in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive shorter term rates which allowed the Bank to remain competitive in the markets we serve.  This strategy drove deposit growth at a relatively low cost that management believes should sustain TrustCo’s strong liquidity position and continue to allow us to cross sell new relationships and take advantage of opportunities as they arise.  A significant portion of the Bank’s time deposits repriced during the last year while interest rates remained low. However, the Bank continues to monitor the recent Federal Funds target rate increases and the effects it is having on deposit rates.  Continued increases in rates by the Federal Reserve Board will more than likely cause an increase in rates on interest bearing liabilities.

Earning Assets
Total average interest earning assets increased from $6.01 billion in the third quarter of 2021 to $6.04 billion in the same period of 2022 with an average yield of 3.24% in the third quarter of 2022 and 2.77% in the third quarter of 2021.  The mix of assets invested in Federal Funds sold and other short-term investments decreased while loans and securities available for sale increased over the prior year period.  Interest income on average earning assets increased from $41.7 million in the third quarter of 2021 to $49.0 million in the third quarter of 2022, on a tax equivalent basis.  This increase was primarily driven by the higher interest rates on Federal Funds sold and other short-term investments and securities available for sale, which resulted from the increases in the Federal Funds target rate throughout 2022, and also from interest income on loans due to increased volume of originations year over year.

Loans
The average balance of loans was $4.59 billion in the third quarter of 2022 and $4.37 billion in the comparable period in 2021, and the yield on loans was down 4 basis points to 3.57%.  Interest income on loans was $40.9 million in the third quarter of 2022 up $1.4 million from the same period in 2021.  As mentioned above, the average yield decreased primarily as a result of lower loan origination rates while interest rates remained low before the recent increases by the Federal Reserve Board, as well as the timing of PPP loan origination fees.

Index
Compared to the third quarter of 2021, the average balance of residential mortgage loans, home equity lines of credit, and installment loans increased while commercial loans decreased.  The average balance of residential mortgage loans was $4.11 billion in the third quarter of 2022 compared to $3.92 billion in 2021, an increase of 4.7%.  The average yield on residential mortgage loans decreased by 8 basis points to 3.44% in the third quarter of 2022 compared to 2021.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, decreased $3.3 million to an average balance of $207.5 million in the third quarter of 2022 compared to the same period in the prior year, primarily as a result of the forgiveness of PPP loans.  The average yield on this portfolio was down 24 basis points to 4.79% compared to the prior year period primarily as a result of less origination fees recognized on the forgiven PPP loans.  The Company remains selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 70 basis points to 4.39% during the third quarter of 2022 compared to the year earlier period. The average balances of home equity credit lines increased 13.1% to $261.6 million in the third quarter of 2022 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2022 was $520.7 million compared to $453.1 million for the comparable period in 2021.  The increasing balance reflects new investment purchases offset by paydowns, calls and maturities.  The average yield was 2.12% for the third quarter of 2022 compared to 1.36% for the third quarter of 2021.  The increase in average yield is a result of higher yields on bonds purchased in 2022 as a result of the current interest rate environment.  This portfolio is primarily comprised of agency, mortgage backed securities and collateral mortgage obligation bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in accumulated other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $49.4 million as of September 30, 2022 compared to a net unrealized loss of $4 thousand as of December 31, 2021.  The increase in the net unrealized losses in the portfolio is the result of changes in market interest rate levels.

Index
Held to Maturity Securities
The average balance of held to maturity securities was $8.3 million for the third quarter of 2022 compared to $11.2 million in the third quarter of 2021.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 4.08% for the third quarter of 2022 up from 3.72% for the year earlier period.  The increase in the yield is primarily a result of an increase in average lives as well as the timing of mortgage-backed payments.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

As of September 30, 2022, this portfolio consisted solely of agency issued mortgage-backed securities and collateralized mortgage obligations.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The average balance of Federal Funds sold and other short‑term investments was $918.9 million for the third quarter of 2022 compared to $1.2 billion in the third quarter of 2022.  The yield was 2.25% for the third quarter of 2022 and 0.16% for the comparable period in 2021.  Interest income from this portfolio increased $4.8 million from $470 thousand in 2021 to $5.2 million in 2022.  While the average balances decreased year over year, the increase in the federal funds target rate throughout 2022 resulted in an increase in interest income over the same period in the prior year.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $26.1 million to $4.50 billion for the third quarter of 2022 versus the third quarter in the prior year, and the average rate paid decreased from 0.14% for 2021 to 0.10% for 2022.  Total interest expense on these deposits decreased from $1.5 million to $1.1 million in the third quarter of 2022 compared to the year earlier period.  From the third quarter of 2021 to the third quarter of 2022, interest bearing demand account average balances were up 3.6%, certificates of deposit average balances were down 14.8%, non-interest demand average balances were up 10.1%, average savings balances increased 10.4% and money market balances were up 0.8%.   Our growth in deposits came at relatively low cost and continues to be offset by higher earnings on loan yields and returns in the investment portfolios.

Index
At September 30, 2022, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$786,544
1 to 2 years	71,291
2 to 3 years	5,618
3 to 4 years	936
4 to 5 years	89,833
Over 5 years	130
$954,352

Average short-term borrowings for the third quarter 2022 were $138.1 million in 2022 compared to $240.2 million in 2021.  The decrease in the average balance from the prior year period is primarily a result of a shift of funds into time deposits.  The average rate decreased during this time period from 0.38% in 2021 to 0.35% in 2022.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income
Taxable equivalent net interest income increased by $7.9 million to $47.8 million in the third quarter of 2022 compared to the same period in 2021.  The net interest spread was up 51 basis point to 3.13% in the third quarter of 2022 compared to the same period in 2021. As previously noted, the net interest margin was also up 51 basis points to 3.16% for the third quarter of 2022 compared to the same period in 2021.

Taxable equivalent net interest income increased by $10.8 million to $130.9 million in the first nine-months of 2022 compared to the same period in 2021.  The net interest spread was up 19 basis points to 2.86% in the first nine-months of 2022 compared to the same period in 2021.  Net interest margin was up 17 basis points to 2.88% for the first nine‑months of 2022 compared to the same period in 2021.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

Index
The following describes the nonperforming assets of TrustCo as of September 30, 2022:

Nonperforming loans and foreclosed real estate: Total NPLs and non-accrual loans were $18.7 million at September 30, 2022, compared to $18.8 million at December 31, 2021 and $20.2 million at September 30, 2021.  There were no loans at September 30, 2022 and 2021 and December 31, 2021 that were past due 90 days or more and still accruing interest.

At September 30, 2022, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $18.7 million at September 30, 2022, $18.4 million were residential real estate loans, $179 thousand were commercial loans and mortgages and $94 thousand were installment loans, compared to $18.6 million, $112 thousand and $37 thousand, respectively, at December 31, 2021.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $164 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2022 compared to net recoveries of $39 thousand for the third quarter of 2021.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.  TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and Central Florida, and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in non-accrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in non-accrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on non-accrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.

The Company originates loans throughout its branch franchise area.  At September 30, 2022, 68.8% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 31.2% were in Florida.  Those figures compare to 70.6% and 29.4%, respectively, at December 31, 2021.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of September 30, 2022, 11.6% were to Florida borrowers, compared to 88.4% to borrowers in New York and surrounding areas.  For the three months ended September 30, 2022, New York and surrounding areas experienced net recoveries of approximately $130 thousand and Florida experienced net recoveries of $2 thousand for the third quarter of 2022.

Index
Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2022, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified non-accrual commercial and commercial real estate loans, all loans restructured under a TDR, and residential non-accrual loans over 180 days as individually evaluated loans.  There were $294 thousand of commercial mortgages and commercial loans classified as individually evaluated as of September 30, 2022 compared to $232 thousand classified as impaired at December 31, 2021.  There were $26.2 million of individually evaluated residential loans at September 30, 2022 compared to $18.3 million classified as impaired at December 31, 2021.

As of September 30, 2022 and December 31, 2021, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2022 there was $682 thousand of foreclosed real estate compared to $362 thousand at December 31, 2021.

In response to Hurricane Ian, the Bank continues to assess the impact to the counties in Florida in which we do business.  We are currently monitoring all customer contact in the affected counties and to date have not identified circumstances that would have a material adverse impact on the performance of our loan portfolio.

Allowance for credit losses on loans: The Company adopted CECL on January 1, 2022. Under this standard, allowances have been  established for loans and commitments to lend. The allowance for credit losses on loans (“ACLL”) replaces the previous allowance for loan losses (“ALL”). Upon adoption, the allowance for credit losses on loans increased by $2.4 million to $46.6 million from $44.2 at December 31, 2021 under the ALLL.  The allowance for credit losses on unfunded commitments increased from $18 thousand to $2.4 million and is recorded in accrued expenses and other liabilities. The Company recorded a net decrease to undivided profits of $3.5 million, net of $1.2 million in deferred tax balances as of January 1, 2022 for the cumulative effect of adopting CECL.

In the third quarter of 2022, the Company recorded a provision for credit losses of $300 thousand, which includes a provision for credit losses on loans of $100 thousand as a result of continued growth growth in the loan portfolio partially offset by a sustained low level of NPL’s and chargeoffs, and a provision for credit losses on unfunded commitments of $200 thousand as a result of a corresponding increase in unfunded loans.

During the most recent quarter, the Federal Reserve Bank increased the target federal funds rate on two occasions by 75 basis points each, and then another 75 basis points in November 2022, resulting in six interest rate hikes this year totaling 375 basis points. Rising inflation weighs on consumers’ purchasing power by slowing spending and driving monetary tightening. Inflation has reached a forty-year high, and labor and supply chain challenges have been heightened by the global impacts of the Russian invasion of Ukraine. Management has taken into consideration the possible effects of these changes qualitatively within the reserves.

Index
The Company evaluates several external forecasts in choosing the forecast element for the economic components of the allowance for credit losses on loans. The Company selected the stagflation forecast for both January 1, 2022 and September 30, 2022 for economic modeling.

The following changes in forecasts from June to September impacted the reserves:

•	unemployment rates declining 2% for both New York and Florida,
•	an increase in consumer price indices (“CPI”) of 0.2% for New York and 3% for Florida,
•	an increase in Gross Metro Product (“GMP”) of 2% for New York,
•	an increase in Gross Metro Product (“GMP”) of 4% for Florida.

See Notes 1 and 5 of the financial statements for additional discussion related to the adoption of CECL, and the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans as follows:

	As of		As of
(dollars in thousands)	September 30, 2022		December 31, 2021
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$2,169	4.20%	$2,942	4.08%
Real estate - construction	393	0.79%	375	0.84%
Real estate mortgage - 1 to 4 family	38,649	88.96%	37,650	89.67%
Home equity lines of credit	4,162	5.82%	2,857	5.20%
Installment Loans	144	0.23%	443	0.21%
	$45,517	100.00%	$44,267	100.00%

At September 30, 2022, the allowance for loan losses was $45.5 million, compared to $47.4 million at September 30, 2021 and $44.3 million at December 31, 2021.  The allowance represents 0.98% of the loan portfolio as of September 30, 2022, 1.00% at December 31, 2021, and 1.08% at September 30, 2021.

During the third quarter of 2022, there were no commercial loan chargeoffs, $13 thousand of residential loan chargeoffs, and $34 thousand of consumer loan chargeoffs, compared to $30 thousand of commercial loan chargeoffs, $73 thousand of gross residential mortgage chargeoffs, and $17 thousand of consumer loan chargeoffs in the third quarter of 2021.  During the third quarter of 2022 there were no commercial loan recoveries, $177 thousand of residential mortgage recoveries, and $2 thousand for consumer loan recoveries, compared to no commercial loan recoveries, $112 thousand of residential mortgage recoveries, and $3 thousand of consumer loan recoveries in the third quarter of 2021.

Index
Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands.  Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.  As noted, the Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  As previously stated, the Bank is a member of the FHLBNY and is an eligible borrower at the FRBNY and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered deposits may be tested from time to time to ensure operational and market readiness.  Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months and beyond.

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

Using this model, the fair value of capital projections as of September 30, 2022 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2022. The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp, 200bp and 300bp.

As of September 30, 2022	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	30.90%
+300 BP	30.60
+200 BP	31.50
+100 BP	31.60
Current rates	30.60
-100 BP	28.50
-200 BP	25.30
-300 BP	21.60

Noninterest Income
Total noninterest income for the third quarter of 2022 was $4.4 million compared to $4.3 million in the third quarter of 2021.  Financial Services income was down $123 thousand to $1.4 million in the third quarter of 2022 as compared to the year-ago period, primarily as a result of lower market values of assets under management.  The fair value of assets under management was $864.8 million at September 30, 2022, $1.10 billion as of December 31, 2021, and $1.05 billion at September 30, 2021.  Fees for services to customers were up $174 thousand over the same period in the prior year, primarily as a result of more interchange income.

Index
For the nine-months ended September 30, 2022 total noninterest income was $14.5 million, up $1.1 million compared to the prior year period.  The increase is primarily the result of more interchange income and a gain on the sale of fixed assets, partially offset by less financial services income.

Noninterest Expenses
Total noninterest expenses were $26.1 million for the three-months ended September 30, 2022, compared to $24.7 million for the three-months ended September 30, 2021.  Significant changes included a $225 thousand increase in salaries and employee benefits, a $224 thousand increase in net occupancy expense, a $313 thousand increase in outsourced services, a $198 increase in advertising expense, and a $572 thousand increase in other expenses, partially offset by a $96 thousand decrease in equipment expense, and a $108 thousand decrease in professional services. Full time equivalent headcount was 743 as of September 30, 2021, 759 as of December 31, 2021, and 753 as of September 30, 2022.  Changes in headcount represent normal fluctuations.

Total noninterest expenses were $73.9 million for the nine-months ended September 30, 2022, compared to $75.5 million for the nine-months ended September 30, 2021.  Significant changes included a decrease of $3.9 million in salaries and employee benefits primarily as a result of a $2 million favorable true-up to the incentive compensation accrual upon payout in the first quarter of 2022, as well as decreases in various other employee benefit plan expenses.  This was partially offset by a $674 thousand increase in outsourced services, a $301 thousand increase in advertising expense and a $1.4 million increase in other expense.

Income Taxes
In the third quarter of 2022, TrustCo recognized income tax expense of $6.4 million compared to $5.5 million for the third quarter of 2021.  The effective tax rates were 24.8% for both the third quarters of 2022 and 2021.  For the first nine-months, income taxes were $17.6 million and $15.2 million in 2022 and 2021, respectively. The effective tax rate was 24.5% and 25.2% for 2022 and 2021, respectively.

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

Total shareholders’ equity at September 30, 2022 was $589.0 million compared to $586.7 million at September 30, 2021. TrustCo declared a dividend of $0.35 per share in the third quarter of 2022.  This results in a dividend payout ratio of 34.57% based on third quarter 2022 earnings of $19.4 million.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2022 and December 31, 2021:

(Bank Only)	As of September 30, 2022		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$597,092	9.648%	5.000%	4.000%
Common equity tier 1 capital	597,092	18.333	6.500	7.000
Tier 1 risk-based capital	597,092	18.333	8.000	8.500
Total risk-based capital	637,906	19.586	10.000	10.500

	As of December 31, 2021		Well	Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$570,594	9.324%	5.000%	4.000%
Common equity tier 1 capital	570,594	18.954	6.500	7.000
Tier 1 risk-based capital	570,594	18.954	8.000	8.500
Total risk-based capital	608,308	20.206	10.000	10.500

(Consolidated)

	As of September 30, 2022		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$613,661	9.913%	4.000%
Common equity tier 1 capital	613,661	18.837	7.000
Tier 1 risk-based capital	613,661	18.837	8.500
Total risk-based capital	654,486	20.090	10.500

	As of December 31, 2021		Minimum for Capital Adequacy plus Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$588,427	9.614%	4.000%
Common equity Tier 1 capital	588,427	19.541	7.000
Tier 1 risk-based capital	588,427	19.541	8.500
Total risk-based capital	626,150	20.794	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2022 and December 31, 2021 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at September 30, 2022, the consolidated equity to total assets ratio was 9.69%, compared to 9.70% at December 31, 2021 and 9.56% at September 30, 2021.

Index
As of September 30, 2022, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer taken into account.
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At September 30, 2022 and 2021, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 34.57% of net income for the third quarter of 2022 and 39.13% of net income for the third quarter of 2021. The per-share dividend paid in the third quarter of 2022 and 2021 was $0.35 and $0.340625, respectively.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 7,047 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Reverse Stock Split
Effective as of May 28, 2021, the Company completed a 1-for-5 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $1.00 per share. Proportional adjustments were made to the Company’s issued and outstanding common stock and to the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans and the number of shares subject to restricted stock units under the Company’s equity incentive plans. No fractional shares of common stock were issued in connection with the Reverse Stock Split, and shareholders received cash in lieu of any fractional shares. All references herein to common stock and per share data for all periods presented in the consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the Reverse Stock Split.

Share Repurchase Program
On March 9, 2022 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the three months ended September 30, 2022, the Company repurchased a total of 75,100 thousand shares at an average price per share of $33.37, for a total of $2.5 million, under its Board authorized share repurchase program.

Index
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, income taxes and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2021 Form 10-K other than what is set forth immediately below.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $($25.4) million in 2022 and $3.9 million in 2021.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended September 30, 2022			Three months ended September 30, 2021

	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change
Assets

Securities available for sale:
U. S. government sponsored enterprises	$104,633	$479	1.83%	$68,505	$91	0.53%	$388	68	320
Mortgage backed securities and collateralized mortgage obligations-residential	302,886	1,617	2.13%	300,765	1,038	1.38%	579	7	572
State and political subdivisions	41	1	8.12%	48	2	6.66%	(1)	(1)	-
Corporate bonds	86,965	526	2.42%	48,543	220	1.81%	306	215	91
Small Business Administration-guaranteed participation securities	25,533	133	2.08%	34,578	181	2.09%	(48)	(47)	(1)
Other	686	3	1.75%	686	5	2.92%	(2)	-	(2)

Total securities available for sale	520,744	2,759	2.12%	453,125	1,537	1.36%	1,222	242	980

Federal funds sold and other short-term Investments	918,909	5,221	2.25%	1,166,679	470	0.16%	4,751	(704)	5,455

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	8,306	85	4.08%	11,168	104	3.72%	(19)	(72)	53

Total held to maturity securities	8,306	85	4.08%	11,168	104	3.72%	(19)	(72)	53

Federal Reserve Bank and Federal Home Loan Bank stock	5,797	80	5.52%	5,604	64	4.57%	16	2	14

Commercial loans	207,477	2,484	4.79%	210,825	2,649	5.03%	(165)	(42)	(123)
Residential mortgage loans	4,105,859	35,342	3.44%	3,920,903	34,532	3.52%	810	4,773	(3,963)
Home equity lines of credit	261,575	2,896	4.39%	231,269	2,152	3.69%	744	304	440
Installment loans	10,213	174	6.75%	8,669	155	7.10%	19	63	(44)

Loans, net of unearned income	4,585,124	40,896	3.57%	4,371,666	39,488	3.61%	1,408	5,098	(3,690)

Total interest earning assets	6,038,880	49,041	3.24%	6,008,242	41,663	2.77%	7,378	4,566	2,812

Allowance for credit losses on loans	(45,519)			(50,160)
Cash & non-interest earning assets	188,672			195,902

Total assets	$6,182,033			$6,153,984

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	1,195,370	43	0.01%	$1,153,812	$38	0.01%	5	1	4
Money market accounts	744,868	237	0.13%	738,662	202	0.11%	35	2	33
Savings	1,579,513	200	0.05%	1,430,558	154	0.04%	46	17	29
Time deposits	981,704	646	0.26%	1,152,298	1,149	0.40%	(503)	(152)	(351)

Total interest bearing deposits	4,501,455	1,126	0.10%	4,475,330	1,543	0.14%	(417)	(132)	(285)
Short-term borrowings	138,105	122	0.35%	240,183	232	0.38%	(110)	(90)	(20)

Total interest bearing liabilities	4,639,560	1,248	0.11%	4,715,513	1,775	0.15%	(527)	(222)	(305)

Demand deposits	859,122			780,163
Other liabilities	82,290			75,116
Shareholders' equity	601,061			583,192

Total liabilities and shareholders' equity	$6,182,033			$6,153,984

Net interest income, tax equivalent		47,793			39,888		$7,905	4,788	3,117

Net interest spread			3.13%			2.62%

Net interest margin (net interest income to total interest earning assets)			3.16%			2.65%

Tax equivalent adjustment		-			(1)

Net interest income		$47,793			$39,887

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized gain (loss), net of tax, in the available for sale portfolio of $(17.9) million in 2022 and $4.1 million in 2021.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Nine months ended September 30, 2022			Nine months ended September 30, 2021

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$79,423	$712	1.19%	$65,103	$238	0.49	$474	63	411
Mortgage backed securities and collateralized mortgage obligations-residential	282,423	4,071	1.92%	318,472	3,442	1.44	629	(615)	1,244
State and political subdivisions	41	2	6.73%	49	3	8.16	(1)	-	(1)
Corporate bonds	75,957	1,281	2.25%	56,245	859	2.04	422	325	97
Small Business Administration-guaranteed participation securities	27,623	427	2.06%	36,981	580	2.09	(153)	(145)	(8)
Other	686	7	2.04%	686	16	3.11	(9)	-	(9)

Total securities available for sale	466,153	6,500	2.79%	477,536	5,138	1.43	1,362	(372)	1,734

Federal funds sold and other short-term Investments	1,068,217	8,046	1.01%	1,108,018	1,026	0.12	7,020	(63)	7,083

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	8,897	262	3.93%	12,199	338	3.70	(76)	(108)	32

Total held to maturity securities	8,897	262	3.93%	12,199	338	3.70	(76)	(108)	32

Federal Reserve Bank and Federal Home Loan Bank stock	5,734	207	7.22%	5,570	198	4.74	9	-	9

Commercial loans	200,525	7,412	4.93%	212,832	8,203	5.14	(791)	(465)	(326)
Residential mortgage loans	4,054,657	104,310	3.43%	3,852,960	104,219	3.61	91	7,109	(7,018)
Home equity lines of credit	246,026	7,289	3.96%	234,682	6,622	3.77	667	329	338
Installment loans	9,507	492	6.91%	8,608	469	7.28	23	58	(35)

Loans, net of unearned income	4,510,715	119,503	3.53%	4,309,082	119,513	3.70	(10)	7,031	(7,041)

Total interest earning assets	6,059,716	134,518	2.96%	5,912,405	126,213	2.85	8,305	6,488	1,817

Allowance for credit losses on loans	(46,225)			(50,101)
Cash & non-interest earning assets	196,333			196,876

Total assets	$6,209,824			$6,059,180

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,199,154	129	0.01%	$1,129,480	136	0.02	(7)	18	(25)
Money market accounts	771,301	661	0.11%	731,171	721	0.13	(60)	65	(125)
Savings	1,557,503	519	0.04%	1,376,494	475	0.05	44	106	(62)
Time deposits	971,539	1,728	0.24%	1,203,708	4,076	0.45	(2,348)	(683)	(1,665)

Total interest bearing deposits	4,499,497	3,037	0.09%	4,440,853	5,408	0.16	(2,371)	(494)	(1,877)
Short-term borrowings	194,228	532	0.37%	232,532	688	0.40	(156)	(112)	(44)

Total interest bearing liabilities	4,693,725	3,569	0.10%	4,673,385	6,096	0.17	(2,527)	(606)	(1,921)

Demand deposits	836,953			735,495
Other liabilities	81,780			73,689
Shareholders' equity	597,366			576,611

Total liabilities and shareholders' equity	$6,209,824			$6,059,180

Net interest income , tax equivalent		130,949			120,117		$10,832	7,094	3,738

Net interest spread			2.86%			2.67

Net interest margin (net interest income to total interest earning assets)			2.88%			2.71

Tax equivalent adjustment		-			(1)

Net interest income		$130,949			$120,116

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the "Liquidity and Interest Rate Sensitivity" section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the Annual Report to Shareholders as of December 31, 2021, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and nine-month month periods ended September 30, 2022 and 2021, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2022, the Company had an average balance of Federal Funds sold and other short-term investments of $918.9 million compared to $1.2 billion in the third quarter of 2021.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.”  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Item 4.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon this evaluation of those disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Further, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

Index
There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the risk factors contained in “Risk Factors” within Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which are incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended September 30, 2022:

Period	Total Numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2022 through July 31, 2022	-	$-	-	106,886
August 1, 2022 through August 31, 2022	-	-	-	106,886
September 1, 2022 through September 30, 2022	75,100	33.37	75,100	32,786
Total	75,100	$33.37	75,100	32,786

(1)
On March 9, 2022 the Company’s Board of Directors authorized another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the three months ended September 30, 2022, the Company repurchased a total of 75,100 shares at an average price per share of $33.37, for a total of $2.5 million under its Board authorized share repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Index
Item 5.	Other Information

None.

Item 6.	Exhibits

Reg S-K (Item 601)
Exhibit No.	Description

3(a)	Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY (incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY's Quarterly Report on Form 10-Q, filed August 5, 2021).

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated May 23, 2019 (incorporated by reference to Exhibit 3.2 to TrustCo Bank Corp NY's Quarterly Report on Form 10-Q, filed August 8, 2019).

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files:

	101.INS	Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 7, 2022