Form 10-K
period 2022-12-31
TRUSTCO BANK CORP N Y
filed 2023-03-01
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
Yes.☐ No. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes.☒ No.☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes.☒ No.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those errors corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2022, the last business day of the Company’s second fiscal quarter, was $573 million (based upon the closing price of $30.84 on June 30, 2022 as reported on the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 23, 2023 was 19,024,433 .

Documents Incorporated by Reference: Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2022 are incorporated by reference into Parts I and II, and portion of the registrant’s Proxy Statement filed for its 2023 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end are incorporated into Part III.

Index
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission (“SEC”), in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer, including statements regarding the effect of the COVID-19  pandemic on our business and macroeconomic or geopolitical concerns related to inflation and rising interest rates, that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward-looking statements can be identified by the use of such words such as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The risk factors listed in Item 1A, Risk Factors of this Annual Report on Form 10-K and TrustCo’s 2022 Annual Report to Shareholders, which is included as Exhibit 13 hereto, and in TrustCo’s other filings with the SEC, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the effects of the COVID-19 pandemic and macroeconomic or geopolitical concerns related to inflation, rising interest rates and the war in Ukraine.

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 750 full-time equivalent employees of TrustCo at year-end. TrustCo had 7,593 shareholders of record as of December 31, 2022 and the closing price of the TrustCo common stock on December 30, 2022 (the last trading day of 2022) was $37.59.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals and business. At year-end 2022, the Bank operated 158 automatic teller machines and 143 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington, and Westchester counties of New York, Brevard, Charlotte, Flagler, Hillsborough, Indian River, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey.

Index
The largest part of such business consists of accepting deposits and making loans and investments.  Trustco Bank also lends in Essex and Fulton counties of New York, Essex, Hudson, Morris, and Passaic counties of New Jersey, Collier, Lee, Marion, Pasco, Pinellas, St. Johns, St. Lucie, and Sumter counties of Florida, where it has no branch locations.

The Bank provides a wide range of both personal and business banking services, including a full array of deposit products for both individuals and businesses.  Trustco Bank also offers trust and investment services through its Financial Services Department.  The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2022 consolidated net income and average assets.  The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2022 and 2021.

Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $918 million as of December 31, 2022.

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

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has increased as interest rates have increased and housing inventory has tightened in many of the Bank’s market areas. Commercial banks, savings institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company also expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks and other financial services companies to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers.

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

The following summary of laws and regulations applicable to the Company or the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank, and it is qualified in its entirety by reference to the particular statutory and regulatory provisions described.  Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.

Key Legislation

Certain Regulatory Developments Relating to the COVID-19 Pandemic

Congress took significant action to address the disruptions caused by the COVID-19 pandemic, including by passing the Coronavirus Aid, Relief and Economic Security Act, a $2.2 trillion economic stimulus bill, and the Economic Aid Act. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies requiring financial institutions to work constructively with borrowers affected by the pandemic. Many of these actions were temporary and have expired; however, certain aspects of the regulatory framework that were modified as a result of the pandemic remain in effect. For example, in response to the pandemic, the Federal Reserve implemented an interim final rule allowing banks to suspend enforcement of the six-transfer limit on convenient transfers from savings deposits under Regulation D in order to permit customers to make an unlimited number of convenient transfers and withdrawals amid pandemic-related financial disruptions and uncertainty. This amendment since has been adopted on a permanent basis.

Economic Growth, Regulatory Relief and Consumer Protection Act

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act"), was enacted to modify or remove certain financial reform rules and regulations.  The Regulatory Relief Act amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes resulted in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Regulatory Relief Act also expanded the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single "Community Bank Leverage Ratio" of 9 percent. Any qualifying depository institution or its holding company that exceeds the "community bank leverage ratio" will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the ratio will be considered to be "well capitalized" under the prompt corrective action rules. In addition, the Regulatory Relief Act included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.  The new rule was effective as of January 1, 2020.  Although TrustCo would qualify to take advantage of the community bank leverage ratio framework, it has decided it would not opt-in to the framework.

Index
Dividends

Most of TrustCo’s revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations, including continued compliance with minimum regulatory capital requirements, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators.

OCC regulations impose limitations upon all capital distributions by the Bank, including cash dividends. Under the regulations, an application to and the approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation, or agreement with the OCC. If an application is not required, the institution must still provide prior notice of the capital distribution to the OCC and the Federal Reserve Board if, like the Bank, the institution is a subsidiary of a savings and loan holding company. The OCC may disapprove a dividend if the institution would be undercapitalized following the distribution, the proposed capital distribution raises safety and soundness concerns, or the capital distribution would violate a prohibition contained in any statute, regulation, or agreement between the bank and a regulator or a condition imposed in a previously approved application or notice.

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

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2022 for information concerning the Bank’s regulatory capital requirements.

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

At December 31, 2022, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 10.12%, CET1 capital ratio (CET1 capital to risk-weighted assets) of  a 18.43%, Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.43%, and a total capital ratio (total capital to risk-weighted assets) of 19.68%.  Also at December 31, 2022, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 10.39%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 18.93%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.93% and a total capital ratio (total capital to risk-weighted assets) of 20.18%.

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

Index
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028.

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

At December 31, 2022 and 2021, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and Federal Reserve Board regulations.  As of December 31, 2022, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

Securities Regulation and Corporate Governance

The Company’s common stock is registered with the SEC under Section 12(b) of the Exchange Act, and the Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of The Nasdaq Stock Market LLC, on which its common stock is traded.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) significantly changed the regulation of financial institutions, such as community banks, thrifts, and small bank and thrift holding companies, and the financial services industry. Among other things, the Dodd-Frank Act abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, and imposed new capital requirements on bank and thrift holding companies. The Dodd-Frank Act has affected our business in substantial ways, including by causing us to incur higher operating costs to comply with the Dodd-Frank Act. Certain provisions of the Dodd-Frank Act have yet to be fully implemented and may be impacted by future legislation, rulemaking or executive orders. Our management continues to monitor the ongoing implementation of the Dodd-Frank Act and as new regulations are issued, will assess their effect on our business, financial condition and results of operations.

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Company has policies, procedures and systems designed to comply with these regulations, and it reviews and documents such policies, procedures and systems to ensure continued compliance with these regulations.

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

Insurance of Deposit Accounts. Deposits of Trustco Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC, and the Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC determines insurance premiums based on a number of factors, primarily the risk of loss that insured institutions pose to the DIF. Deposit insurance assessments are based on average consolidated total assets minus average tangible equity. Under the FDIC’s risk-based assessment system, insured institutions with less than $10 billion in assets, such as the Bank, are assigned to one of three categories based on their composite examination ratings, with higher-rated, less risky institutions paying lower assessments. A range of initial base assessment rates applies to each category, adjusted downward based on unsecured debt issued by the institution to produce total base assessment rates. Total base assessment rates currently range from 2.5 to 18 basis points for banks in the least risky category to 13 to 32 basis points for banks in the most risky category, all subject to further adjustment upward if the institution holds more than a limited amount of unsecured debt issued by another FDIC-insured institution.

The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions. As of September 30, 2020, the FDIC had announced that the ratio declined to 1.30% due largely to consequences of the COVID-19 pandemic and adopted a plan to restore the fund to the 1.35% ratio (the “Restoration Plan”) within eight years but did not change its assessment rate schedule.  The Restoration Plan requires the FDIC to update its analysis and projections for the fund balance and reserve ratio at least semiannually and, if necessary, recommend any modifications, such as increasing assessment rates. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January, 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023).

FDIC deposit insurance expense totaled $1.8 million in both 2022 and 2021, and 1.0 million, in 2020.  FDIC deposit insurance expense includes deposit insurance assessments and, until 2019, Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The final FICO assessment was collected in 2019.

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

Other Regulation

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2022 totaled approximately 845 thousand.

Index
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess an institution’s performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OCC assigns CRA ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties. In December 2021, the OCC issued a final rule rescinding its June 2020 Community Reinvestment Act Rule and replacing it with the rules that were jointly adopted by the federal bank regulatory agencies.  This action is intended to facilitate the ongoing interagency work to modernize the CRA regulatory framework and promote consistency for all insured depository institutions. The final rule became effective on January 1, 2022.  On May 5, 2022, the FDIC, the Federal Reserve Board and the OCC released a notice of proposed rulemaking to “strengthen and modernize” the CRA regulations and the related regulatory framework.

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

Index
Transactions with Affiliates and Other Related Parties. The Bank’s transactions with “affiliates” (generally, any company that controls or is under common control with the Bank, including TrustCo) is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W. Under these laws, the aggregate amount of “covered transactions” between the Bank and any one affiliate is limited to 10% of the Bank’s capital stock and surplus, and the aggregate amount of covered transactions by the Bank with all of its affiliates is limited to 20% of capital stock and surplus. Certain covered transactions (primarily credit-related transactions) are required to be secured by collateral in an amount and of a type described in Section 23A and Regulation W. Transactions by the Bank with its affiliates must be on terms and under circumstances that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Safety and Soundness Regulations. The federal banking agencies (including the OCC) have adopted certain safety and soundness standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees, and benefits, as well as other operational and managerial standards as the agency deems appropriate. Interagency Guidelines Establishing Standards for Safety and Soundness set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency (the OCC in the case of the Bank) determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  The Bank is subject to periodic examinations by the OCC regarding these and related matters. During these examinations, the examiners may require the Bank to increase its allowance for loan losses, change the classification of loans, and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings.

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

Index
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

Volcker Rule. The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit certain banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the “Volcker Rule,” and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion.  As of December 31, 2022, the Company’s total assets on a consolidated basis did not exceed $10 billion.

Office of Foreign Assets and Control Regulation. The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. The Company is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Bank Secrecy Act/Anti-Money Laundering and Customer Identification. The Bank is subject to the Bank Secrecy Act (“BSA”) and other anti-money laundering provisions and requirements, including the USA PATRIOT Act of 2001 and regulations thereunder, which generally require that it implement a comprehensive customer identification program and an anti-money laundering program and procedures. All financial institutions, including the Company and the Bank, are required to take certain measures to identify their customers, prevent money laundering, monitor certain customer transactions and report suspicious activity to U.S. law enforcement agencies, and scrutinize or prohibit altogether certain transactions of special concern. Financial institutions are also required to respond to requests for information from federal banking regulatory agencies and law enforcement agencies concerning their customers and their transactions. Further, the effectiveness of a financial institution in combating money-laundering activities is a factor to be considered in applications submitted by a financial institution for merger or acquisition proposals. The Company has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.  The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-and-investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections. Violations of these laws and regulations can result in substantial civil and criminal sanctions.

Consumer Privacy and Cybersecurity. Federal regulations generally require that the Company disclose its privacy policy and practices concerning its sharing of “non-public personal information,” to individual customers at the time of establishing the customer relationship and annually thereafter. In addition, the Company is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties in certain circumstances.

Index
State privacy laws currently in effect and laws taking effect in the near future impact how companies can process other categories of personal information. These laws require substantial disclosures to consumers about personal information collection, use and sharing practices, while also allowing consumers the right to access, delete, correct, or move their data.

In addition, federal banking agencies, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess and mitigate these risks, both internally and at critical third party service providers. For example, federal banking regulators have highlighted that financial institutions should establish several lines of defense and design their risk management processes to address the risk posed by compromised customer credentials. Further, financial institutions are expected to maintain sufficient business continuity planning processes designed to facilitate a recovery, resumption and maintenance of the institution’s operations after a cyber-attack.

In November 2021, the federal banking agencies adopted new rules requiring banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a  “notification incident.” The new rules also require bank service providers to notify their banking organization customers when it becomes aware of similar incidents. Compliance with the new rules was required by May 1, 2022.

Identity Theft Protection. The Fair Credit Reporting Act’s Red Flags Rule requires financial institutions with covered accounts (e.g., consumer bank accounts and loans) to develop, implement and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such as inconsistencies in personal information or changes in account activity.

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The FHLBs also provide access to a line of credit and letters of credit in accordance with policies and procedures established by the Board of Directors of FHLB. The loans, lines of credit and letters of credit are subject to the oversight of the Federal Housing Finance Agency. At December 31, 2022, the Bank had no FHLB advances an available line of credit with the FHLB which approximates the balance of securities and/or loans pledged against such borrowings. The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2021, the Bank owned $5.6 million in FHLB of New York stock, which was in compliance with its obligations.  The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2022, the Bank owned $5.8 million in FHLB of New York stock, which was in compliance with its obligations.

Mergers and Acquisitions. The Bank Holding Company Act of 1956, the Bank Merger Act, the Change in Bank Control Act and other federal and state statutes regulate acquisitions of interests in commercial banks. The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition by a bank holding company of more than 5.0% of the voting shares of a commercial bank or its parent holding company and for a person, other than a bank holding company, to acquire 25% or more of any class of voting securities of a bank or bank holding company. Under the Bank Merger Act, the prior approval of the appropriate bank regulatory agencies is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the CRA and fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

Compensation Practices. Our compensation practices are subject to oversight by the FRB and the OCC. Applicable regulatory guidance on incentive compensation seek to ensure that the incentive compensation practices of banking organizations do not encourage excessive risk-taking and undermine the safety and soundness of those organizations. The guidance provides that supervisory findings with respect to incentive compensation will be incorporated, as appropriate, into the organization’s supervisory ratings. To be consistent with safety and soundness, incentive compensation arrangements at a banking organization should comply with the following principles:

Index
•	Provide employees incentives that appropriately balance risk and reward;

•	Be compatible with effective controls and risk management; and

•	Be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The board maintains a Compensation Committee made up of independent directors which exercises full oversight over the Company’s executive compensation program. The Compensation Committee annually reviews a comprehensive risk assessment which addresses all aspects of the program and the controls that exist to mitigate any associated risk. Detailed disclosure of our compensation practices are set forth in the annual Proxy Statement.

The U.S. financial regulators, including the FRB, the OCC, and the SEC, jointly proposed regulations in 2011 and again in 2016 to implement the incentive compensation requirements of Section 956 of the Dodd-Frank Act. These regulations have not been finalized.

Climate-Related Risk Management and Regulation. Climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes, drought and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured. Many of our facilities are located near coastal areas or waterways where rising sea levels or flooding could disrupt our operations or adversely impact our facilities. Furthermore, periods of extended inclement weather or associated flooding may inhibit construction activity adversely affecting the use of some of our lending products.  Any such events could have a material adverse effect on our costs or results of operations.  These same issues also could impact the value of mortgage collateral and the security for residential and commercial loans.

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

Other Governmental Initiatives. From time to time, various legislative and regulatory initiatives are introduced in Congress, as well as by regulatory authorities.  These initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions, proposals to change the financial institution regulatory environment, or proposals that affect public companies generally. Such legislation could change banking laws and the operating environment of the Company in substantial, but unpredictable ways. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations would have on its financial condition or results of operations.

Human Capital Resources

Our Human Capital Strategic Plan guides us on our journey to foster a multicultural, collaborative, and inclusive work environment that promotes the exchange of different ideas, philosophies and perspectives, which continues to be a top priority at TrustCo and Trustco Bank.

Headcount

As of December 31, 2022, we had 818 employees (which collectively amount to 754 full-time equivalents), all based in the United States, with 557 employees (68%) at bank branches, 243 (30%) located in corporate offices and 18 (2%) in call centers.

Index
Hiring & Promotion Practices

At TrustCo and Trustco Bank we are continuously educating our hiring managers about recruitment and selection processes, and we strive to build our workforce from within when possible. All employees are eligible to apply for open department and branch positions following their introductory period, and during 2022, 140 (roughly 17%) of our employees were promoted within the Bank. If the best candidate for an available position is not identified from within our existing talent pool, we will look externally for the best talent, and our recruitment strategy focuses on searching for candidates directly through our participation in job fairs and social media advertising, and through our professional networks and other associations that represent diverse groups. Additionally, we have an active recruitment incentive program which awards existing employees for referring new employees to the Bank, which in turn helps us diversify our workforce.

Talent Development

We believe in investing for the future which includes the future of our workforce, and we actively encourage and support the growth of our employees throughout their educational and career development, ensuring employees are given opportunities to develop and refine their skills to be successful within the Bank’s competitive environment. We aim to accomplish this through a multitude of training and development programs, which include opportunities to engage in interdepartmental experiential learning, voluntary training seminars, ongoing training through our Cornerstone platform, tuition reimbursement program, BSA-AML certificate program with SUNY Schenectady County Community College and certification reimbursement for certain levels of employment. Currently, we have 42 (5.1%) employees that hold professional certificates and/or licenses. Additionally, our employees participated in over 20,000 hours of training, which included a recently expanded Leadership Program.

During 2022, Trustco Bank continued its Leadership Program for our management level staff members.  The Trustco Leadership Program is an experiential learning opportunity for high-performing employees. It is designed to help managers gain more self-awareness, learn essential leadership skills, and build a collaborative peer network. The development program consists of 4 components: Assess, Learn, Coach, Apply. The goal is for managers to gain a greater understanding of themselves and the significant impact they have on the business.

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

Diversity and Inclusion

We recognize that everyone deserves respect and equal treatment, regardless of race, color, religion, sex (including gender identity, sexual orientation, and pregnancy), national origin, age (40 or older), disability or genetic information. TrustCo is committed to creating an inclusive environment that promotes diversity, equity and inclusion through training, recruiting and recognition practices to support our employees. Our Human Capital Strategic Plan focuses on identifying areas of opportunity to further diversify our workforce over time. As of December 2022, approximately 59% of our workforce identify as female and 41% identify as male.  The workforce is 42% ethnically diverse, being made up of 15.04% Hispanic or Latino employees, 11.37% Asian employees, 11% Black or African American employees, 3.79% of employees from two or more races, 0.98% American Indian or Alaska Native employees, and 0.24% Native Hawaiian or other Pacific Islander employees.  Additionally, 8.68% of our workforce identifies as disabled.  Furthermore, our inclusion efforts focus on age, where we seek to recruit younger candidates to create long-term career potential, while seeking to retain our experienced team members for the many benefits their presence yields.

Index
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

Employee Recruitment and Retention

Hometown Pledge Program:  This year we also started the Hometown Pledge Program, which allows newly hired Trustco Bank employees to direct a contribution to the community group of their choosing.  Through this program, we have made 427 donations to 80 charities.  Participants report increased satisfaction with their decision to join Trustco Bank.  Participant’s also report feeling better about their employer as a good corporate citizen, which has positive impacts upon employee retention.

Payment of Equity Awards to More Employees:  Since 2019, TrustCo has made equity awards deeper into the corporate organization to recognize and provide additional incentive compensation to individuals who consistently made an exceptional contribution to the bank by originating more mortgage loans and greater deposits.  In 2020, that practice was expanded it to include Assistant Vice Presidents who play key roles in the day-to-day activities that are essential to the bank’s overall success.  These two actions have been highly successful.  In a time when employee attrition is prevalent and presents significant challenges for companies throughout the country, Trustco Bank has retained 93% of the employees receiving officer equity awards.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Disclosure Pursuant to Subpart 1400 of Regulation S-K

The financial disclosures related to the Company as required under Subpart 1400 of Regulation S-K are incorporated herein by reference from TrustCo’s Annual Report to Shareholders for the year ended December 31, 2022 (the “Annual Report to Shareholders”), which is attached as Exhibit 13 hereto and incorporated herein by reference. See the cross-references below to locate such disclosures in the Annual Report to Shareholders.

Disclosure	Page Number in Annual Report to Shareholders
I. Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
A. Average balance sheets	16
B. Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	16
C. Rate/volume variances	17
II. Investments in debt securities
A. Maturity schedule and weighted average yield	13
III. Loan Portfolio
A. Maturity schedule	10

IV. Allowance for Credit Losses
A. Credit ratios - Factors driving material changes in credit ratios or related components	19, 20, 21
B. Allocation of the allowance for credit losses	22
V. Deposits
A. Average balances and rates	17
B. Uninsured and time deposits over $250,000	17

Index
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

Availability of Reports

TrustCo’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge from its website, www.trustcobank.com under the “Investor Relations” tab. These reports are available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available on the SEC’s website at http://www.sec.gov. Various other documents related to corporate operations, including the Company’s Corporate Governance Guidelines, the charters of its principal board committees, and the Company’s Code of Conduct are available on the website. The information found on the Company’s website is not incorporated by reference in this or any other report the Company files or furnishes to the SEC.

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

Risks Related to Our Lending Activities

Changes in interest rates, including recent and possible future increases fueled by inflation, may significantly impact our financial condition and results of operations

Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments, and interest paid on deposits and borrowings. The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the FRB (the “FOMC”), and market interest rates.

Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  In March 2022, the Federal Open Market Committee (“FOMC”) increased the target range for the federal funds rate seven times in 2022 by a total of 425 basis points, to a range of 4.25% to 4.50% as of end of 2022. At its meeting on February 1, 2023, the FOMC increased the target range for the federal funds by an additional 25 basis points, to a range of 4.50% to 4.75%.  All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue. In its October 2022 “Beige Book”, the FRB noted that national economic activity had expanded at a modest pace on net since the previous report, while conditions varied across industries and districts. Rising mortgage rates and elevated housing prices further weakened single-family starts, while commercial real estate slowed in both construction and sales amid supply shortages and elevated construction and borrowing costs, and there were scattered reports of declining property prices. More locally, the New York district, the district in which the Company’s primary operations are located, stated economic activity continued to contract at a modest pace and that conditions in the broad finance sector deteriorated, and regional banks reported widening loan spreads and weakening loan demand.

Index
There can be no assurances as to any future FOMC conduct. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which will positively impact our interest income but may further negatively impact the entire national economy, including the housing industry in the markets we serve, by reducing refinancing activity and new home purchases. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.

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

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition

We are exposed to credit risk in our lending activities.

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

Index
If our allowance for credit losses on loans (“ACLL”) is not sufficient to cover expected loan losses, our earnings could decrease.

Our borrowers may not repay their loans according to the terms of the loans, and, as a result of potential declines in home prices, the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. TrustCo  adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”) effective January 1, 2022.  This standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on financial instruments and other commitments to extend credit. When determining the amount of the ACLL, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans, as well as about the current and expected future economic environment. In deciding on the adequacy of the allowance for credit losses, management reviews past due information, historical charge-off and recovery data, nonperforming loan activity and reasonable and supportable forecasts. Also, there are a number of other factors that are taken into consideration, including: the magnitude, nature and trends of recent loan charge-offs and recoveries, the growth in the loan portfolio and the implication that it has in relation to the economic climate in the Bank’s market territories, and the economic environment in the Upstate New York territory (the Company’s largest geographical area) primarily over the last several years, as well as in the Company’s other market areas. A significant portion of the ACLL is determined using qualitative factors. The determination of qualitative factors involves subjective judgement and subjective measurement. We cannot predict loan losses with certainty that charge-offs in future periods will not exceed our estimate of expected losses as determined through our ACLL. If our assumptions and analysis prove to be incorrect, including with respect to the economic environment, our ACLL may not be sufficient to cover expected losses in our loan portfolio, resulting in additions to our ACLL which is maintained through provisions for credit losses. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the allowance based on their judgment about information available to them at the time of their examination. Material additions to our ACLL would materially decrease our net income.

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
Risks Related to Our Operations

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by TrustCo in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Index
Additionally, we have a concentration of loans secured in New York and Florida. Approximately 68.0% of our loan portfolio is comprised of loans secured by property located in our markets in and around New York, and approximately 32.0% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

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

Additionally, the conflict with Russia and Ukraine has lead, and could continue to lead, to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.  In addition, global demand for products may exceed supply during the economic recovery from the COVID-19 pandemic, and such shortages may cause inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.

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

The COVID-19 pandemic could continue to have an adverse effect on our business.

The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

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

Furthermore, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which introduces a new 15% corporate minimum tax and includes an excise tax that imposes a 1% surcharge on stock repurchases commencing January 1, 2023, and which may impact our financial results beginning in 2023.

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

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following seven asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the entity’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the entity’s total assets may consist of securities, other than those includible under the 75% asset test; (3) not more than 20% of the value of the entity’s total assets may consist of securities of one or more taxable REIT subsidiaries; (4) not more than 25% of the value of the entity’s total assets may consist of nonqualified publicly offered REIT debt instruments; (5) not more than 5% of the value of the entity’s total assets may consist of securities of any one issuer, other than those securities includible under the 75% asset test or securities of a taxable REIT subsidiary; (6) the entity does not hold securities possessing more than 10% of the total voting power of the outstanding securities of any one issuer, other than those securities includible under the 75% asset test or securities of a taxable REIT subsidiary; and (7) the entity does not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer, other than those securities includible under the 75% asset test or securities of a taxable REIT subsidiary. At December 31, 2022, Trustco Realty met all seven quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2022, Trustco Realty had met the two annual income tests and the distribution test.

If Trustco Realty fails to meet any of the required provisions and, therefore, does not qualify to be a REIT, our effective tax rate would increase.

Changes in accounting standards could impact reported earnings.

The accounting standard setting bodies, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change financial accounting and reporting standards that govern the preparation of our consolidated statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, we could be required to apply a new or revised accounting standard retroactively, which could affect beginning of period financial statement amounts.

Index
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

We rely heavily on third-party service providers for much of our communications, information, operating and financial controls systems, and technology. We face the risk of operational disruption, failure, or capacity constraints due to our dependency on third-party service providers for components of our business infrastructure. While we have selected these third-party service providers through our vendor management process, we do not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationships management, general ledger, deposit, servicing, and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur again in the future or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failure or interruption could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, We cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all.

Furthermore, our assets that are at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party service providers who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. We employ many preventive and detective controls to protect our assets and provide recurring information security training to all employees. Although to date we have not experienced any material losses or other material consequences to date relating to technology failure, cyberattacks or other information or security breaches, whether directed at us or at third parties, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely as to prevent material losses or consequences in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and sophisticated methods used by cyber criminals, our plans to continue to implement Internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

Index
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

The potential for operational risk exposure exists throughout our organization and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems, infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact and rely. For example, strategic technology project implementation challenges have caused immaterial business interruptions in the past and may cause more interruptions in the future. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process these transactions or provide these services. There have been and there could be in the future sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; natural disasters such as earthquakes, tornadoes, hurricanes, and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.

As part of our financial institution business, we collect, process, and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, have been and may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events in the future. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.

We could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.

We rely heavily on information systems to conduct our business and to process, record, and monitor our transactions. Risks to the systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, some banks in recent years, have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and intended effect of disrupting the ability of the bank to process transactions. We are also at risk for the impact of natural disasters, terrorism, and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which we deal.

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

We cannot guarantee that our allocation of capital to various alternatives, including stock repurchase plans, will enhance long-term stockholder value.

Our business plan calls for us to execute a variety of strategies to allocate and deploy any excess capital including, but not limited to, continued organic balance sheet growth and diversification, implementation of stock repurchase plans and payment of regular cash dividends.  Additionally, we will carefully consider acquisition opportunities to further deploy capital when we expect such opportunities to significantly enhance long-term shareholder value. If we are unable to effectively and timely deploy capital through these strategies, it may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

On March 9, 2022, we announced that our Board authorized a new stock repurchase plan to acquire up to 200,000 shares of the Company’s outstanding common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, contains a number of changes to U.S. federal tax laws. One such change is a 1% excise tax on stock repurchases, which will increase the cost of stock repurchases and may impact our future decisions on how to return value to stockholders in the most efficient manner.

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

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B	Unresolved Staff Comments

None.

Item 2.	Properties

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302, in a facility owned by the Company. The Company operates 143 banking offices located in New York, New Jersey, Vermont, Massachusetts and Florida. As of December 31, 2022, 24 of such properties are owned and 119 are leased from others on market terms.  The lease terms for our banking offices are not individually material. Lease expirations range from 2 months to 21.8 years. In the opinion of management, the physical properties of TrustCo and the Bank are suitable and adequate to meet our requirements and are being fully utilized.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Index
Information about our Executive Officers

The following is a list of the names and ages as of March 1, 2023 of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 60, Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1995.	2001

Scot R. Salvador, Age 56, Executive Vice President Commercial Banking	Executive Vice President of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 60, Executive Vice President Corporate Services and Risk	Executive Vice President of TrustCo and Trustco Bank from 2013 to present. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Secretary of TrustCo and Trustco Bank from 2003 to 2006 and 2009 to 2016. Assistant Secretary of TrustCo and Trustco Bank from 2006 to 2009. Executive Officer of TrustCo and Trustco Bank from 2003 to present. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 48, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer, TrustCo and Trustco Bank from 2018 to present. Senior Vice President and Chief Financial Officer of TrustCo and Trustco Bank from 2014 to 2018. Executive Officer of TrustCo and Trustco Bank from 2014 to present. Joined TrustCo and Trustco Bank in 2002.	2014

Eric W. Schreck Age 56, Executive Vice President and Treasurer	Executive Vice President and Florida Regional President of Trustco Bank from 2021 to present. Senior Vice President and Florida Regional President of Trustco Bank from 2009 to 2020. Treasurer of TrustCo from 2010 to present. Executive Officer of TrustCo and Trustco Bank from 2010 to present. Joined Trustco Bank in 1989.	2010

Michael Hall Age 58, General Counsel and Corporate Secretary	General Counsel and Corporate Secretary of TrustCo and Trustco Bank from 2018 to present. Vice President and Counsel of TrustCo and Trustco Bank from 2015 to 2018. Assistant Secretary of TrustCo and Trustco Bank for 2016. Executive Officer and Secretary of TrustCo and Trustco Bank from 2017 to present. Attorney with McNamee, Lochner, Titus & William, P.C. from 1992 to 2015. Joined TrustCo and Trustco Bank in 2015.	2016

Kevin M. Curley Age 56, Executive Vice President Retail Banking	Executive Vice President Retail Banking of TrustCo and Trustco Bank from December 2018 to present. Joined Trustco Bank in 1990.	2018

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” TrustCo had approximately 7,566 shareholders of record as of February 23, 2023.

The Company’s ability to pay dividends depends on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends. For discussion of corporate and regulatory limitations applicable to the payment of dividends, see “Item 1. Business-Supervision and Regulation-Dividends.”

The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2022.

Recent Sales of Unregistered Securities.

None.
Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of shares of common stock during the three months ended December 31, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 to October 31, 2022	-	$-	-	32,786
November 1 to November 30, 2022	-	$-	-	32,786
December 1 to December 31, 2022	32,786	$38.17	32,786	-
Total	32,786	$38.17	32,786	-

(1)
On March 9, 2022 the Company’s Board of Directors authorized another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the three months ended December 31, 2022, the Company repurchased a total of 32,786 shares at an average price per share of $38.17, for a total of $1.2 million under its Board authorized share repurchase program. All 200,000 shares under the current authorization had been repurchased as of December 31, 2022.

Index
Stock Performance Graph

The TrustCo Annual Report to Shareholders for the year ended December 31, 2022, which is filed as Exhibit 13 hereto, contains a stock performance graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and S&P U.S. BMI Banks Index. Such graph is incorporated herein by reference.

Item 6.	[Removed and reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2022, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2022, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2022, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to satisfy the objectives for which they are designed.

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2022, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Index
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees” and “Information on TrustCo Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (Schedule 14A) for its 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Michael Hall, General Counsel and Corporate Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Executive Officers of TrustCo.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Index
Our independent registered public accounting firm is Crowe LLP, New York, New York, PCAOB Firm ID: 173

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2022 and 2021.

Consolidated Statements of Income -- Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2022 and 2021.

Exhibits

Exhibit No.	Description

3(i)
Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 5, 2021.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated May 23, 2019, incorporated by reference to Exhibit 3.2 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

4(a)**	Description of Capital Stock, incorporated by reference to Exhibit 4(a) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, filed February 25, 2022.

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

Index
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

10(s)*	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Form 8-K filed February 17, 2016.

10(t)*	Amended and Restated TrustCo Bank Corp NY Executive Medical Reimbursement Plan, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 10-Q, filed August 8, 2022.

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

10(w)*
Form of Employment Agreement between TrustCo Bank Corp NY and each of Kevin M. Curley and Michael M. Ozimek, effective December 18, 2018, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 18, 2018.

10(x)*	TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Appendix B to TrustCo Bank Corp NY’s Definitive Proxy Statement on Schedule 14A filed April 1, 2019.

10(y)*
Form of 2019 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

10(z)*
Form of 2019 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

10(aa)*
Form of 2019 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 20, 2019.

Index
10(bb)*
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

10(dd)*
Form of 2020 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

10(ee)*
Form of 2021 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 17, 2021.

10(ff)*
Form of 2021 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 17, 2021.

10(gg)*
Form of 2021 Directors Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 17, 2021.

10(hh)*
Form of 2022 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 16, 2022.

10(ii)*
Form of 2022 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 16, 2022.

10(jj)**	Form of 2022 Director Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan.

13**	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2022.

21**	List of Subsidiaries of TrustCo.

23**	Consent of Independent Registered Public Accounting Firm.

24**	Power of Attorney.

31(i)(a)**	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b)**	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32**	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files

Index
101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 1, 2023	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	Chairman, President and Chief Executive Officer (principal executive officer)	March 1, 2023

/s/ Michael M. Ozimek
Michael M. Ozimek	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 1, 2023

*
Dennis A. DeGennaro	Lead Independent Director	March 1, 2023

*
Brian C. Flynn	Director	March 1, 2023

*
Lisa M. Lucarelli	Director	March 1, 2023

*
Thomas O. Maggs	Director	March 1, 2023

*
Dr. Anthony J. Marinello	Director	March 1, 2023

*
Curtis N. Powell	Director	March 1, 2023

*
Frank B. Silverman	Director	March 1, 2023

*
Alejandro M. Sanchez	Director	March 1, 2023

*
Frank B. Silverman	Director	March 1, 2023

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney