Form 10-Q
period 2023-03-31
TRUSTCO BANK CORP N Y
filed 2023-05-09
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

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

(518) 377-3311
Registrant’s telephone number, including area code:

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 28, 2023
$1 Par Value	19,024,433

TrustCo Bank Corp NY

INDEX

Index
Forward-looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission, in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2022, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be elevated by the effects of adverse developments in the financial services industry, such as the recent bank failures and any related impact on depositor behavior, macroeconomic or geopolitical concerns related to inflation, rising interest rates and the war in Ukraine.

•	the soundness of other financial institutions could adversely affect us;
•	any failure by the U.S. government to increase the debt ceiling or any government shutdown may impact us;
•	changes in interest rates, including recent and possible future increases fueled by inflation, may significantly impact our financial condition and results of operations;
•	inflationary pressures and rising prices may affect our results of operations and financial condition;
•	exposure to credit risk in our lending activities;
•	the allowance for credit losses on loans (“ACLL”) is not sufficient to cover expected loan losses, resulting in a decrease in earnings;
•	our inability to meet the cash flow requirements of our depositors or borrowers or meet our operating cash needs to fund corporate expansion and other activities;
•	we are subject to claims and litigation pertaining to fiduciary responsibility and lender liability;
•	our dependency upon the services of the management team;
•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•
if the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact its operations;

•	our risk management framework may not be effective in mitigating risk and loss;
•	a prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our operations and financial results;
•
instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition;

•	the trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings;
•	regulatory capital rules could slow our growth, cause us to seek to raise additional capital, or both;
•	changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income;
•	non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions;
•
changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, results of operations or cash flows;

•	our ability to pay dividends is subject to regulatory limitations and other limitations that may affect our ability to pay dividends to our stockholders or to repurchase our common stock;
•	we may be subject to a higher effective tax rate if Trustco Realty Corp. (“Trustco Realty”) fails to qualify as a real estate investment trust (“REIT”);
•	changes in accounting standards could impact reported earnings;
•	strong competition within the Bank’s market areas could hurt profits and slow growth;
•	consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations;
•	our business could be adversely affected by third-party service providers, data breaches, and cyber-attacks;
•
a failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm;

•	unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business;
•	we could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems;
•	new lines of business or new products and services may subject us to additional risks;
•	provisions in our articles of incorporation and bylaws and New York law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price of our stock;
•	we cannot guarantee that the allocation of capital to various alternatives, including stock repurchase plans, will enhance long-term stockholder value;
•	we are exposed to climate risk;
•	societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers; and,
•
other risks and uncertainties included under “Risk Factors” in our Form 10-K for the year ended December 31, 2022, as well as risks and uncertainties, if any, discussed elsewhere in this Form 10-Q and in our other filings made from time to time with the SEC, or in materials incorporated therein by reference.

You should not rely upon forward-looking statements as predictions of future events.  Although TrustCo believes that the expectations reflected in the forward‑looking statements are reasonable, it cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur.  The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events, except to the extent required by law.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022

Interest and dividend income:
Interest and fees on loans	$44,272	$39,003
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	692	86
State and political subdivisions	-	1
Mortgage-backed securities and collateralized mortgage obligations - residential	1,585	1,087
Corporate bonds	521	233
Small Business Administration-guaranteed participation securities	117	154
Other securities	2	2
Total interest and dividends on securities available for sale	2,917	1,563

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	78	90
Total interest on held to maturity securities	78	90

Federal Home Loan Bank stock	110	62
Interest on federal funds sold and other short-term investments	6,555	572
Total interest income	53,932	41,290

Interest expense:
Interest on deposits:
Interest-bearing checking	66	44
Savings accounts	530	156
Money market deposit accounts	814	214
Time deposits	5,272	546
Interest on short-term borrowings	285	234
Total interest expense	6,967	1,194

Net interest income	46,965	40,096
Provision (Credit) for credit losses	300	(200)
Net interest income after provision (credit) for credit losses	46,665	40,296

Noninterest income:
Trustco financial services income	1,774	1,833
Fees for services to customers	2,648	2,801
Other	247	549
Total noninterest income	4,669	5,183

Noninterest expenses:
Salaries and employee benefits	13,283	9,239
Net occupancy expense	4,598	4,529
Equipment expense	1,962	1,588
Professional services	1,607	1,467
Outsourced services	2,296	2,280
Advertising expense	390	617
FDIC and other insurance	1,052	812
Other real estate expense, net	225	11
Other	2,266	2,222
Total noninterest expenses	27,679	22,765

Income before taxes	23,655	22,714
Income taxes	5,909	5,625

Net income	$17,746	$17,089

Net income per share:
- Basic	$0.93	$0.89

- Diluted	$0.93	$0.89

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2023	2022

Net income	$17,746	$17,089

Net unrealized holding gain (loss) on securities available for sale	5,251	(19,225)
Tax effect	(1,350)	4,974

Net unrealized gain (loss) on securities available for sale, net of tax	3,901	(14,251)

Amortization of net actuarial gain	(114)	(78)
Amortization of prior service cost (credit)	3	(280)
Tax effect	29	93
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans, net of tax	(82)	(265)

Other comprehensive income (loss), net of tax	3,819	(14,516)
Comprehensive income	$21,565	$2,573

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS:

Cash and due from banks	$47,595	$43,429
Federal funds sold and other short term investments	589,389	607,170
Total cash and cash equivalents	636,984	650,599

Securities available for sale	476,659	481,513
Held to maturity securities ($7,298 and $7,580 fair value at March 31, 2023 and December 31, 2022, respectively)	7,382	7,707

Federal Home Loan Bank stock	5,797	5,797
Loans, net of deferred net costs	4,799,582	4,733,201
Less:
Allowance for credit losses on loans	46,685	46,032
Net loans	4,752,897	4,687,169

Bank premises and equipment, net	32,305	32,556
Operating lease right-of-use assets	43,478	44,727
Other assets	90,306	89,984

Total assets	$6,045,808	$6,000,052

LIABILITIES:
Deposits:
Demand	$806,075	$838,147
Interest-bearing checking	1,124,785	1,183,321
Savings accounts	1,400,887	1,521,473
Money market deposit accounts	600,410	621,106
Time deposits	1,280,301	1,028,763
Total deposits	5,212,458	5,192,810

Short-term borrowings	134,293	122,700
Operating lease liabilities	47,643	48,980
Accrued expenses and other liabilities	36,711	35,575

Total liabilities	5,431,105	5,400,065

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,058,142 shares issued at March 31, 2023 and December 31, 2022, and 19,024,433 shares outstanding at March 31, 2023 and December 31, 2022	20,058	20,058
Surplus	257,078	257,078
Undivided profits	404,728	393,831
Accumulated other comprehensive loss, net of tax	(23,375)	(27,194)
Treasury stock at cost - 1,033,709 shares at March 31, 2023 and December 31, 2022, respectively	(43,786)	(43,786)

Total shareholders’ equity	614,703	599,987

Total liabilities and shareholders’ equity	$6,045,808	$6,000,052

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income	Stock	Total

Beginning balance, January 1, 2022	$20,046	$256,661	$349,056	$12,147	$(36,782)	$601,128
Cumulative impact of adoption of ASU 2016-13	-	-	(3,470)	-	-	(3,470)
Balance, January 1, 2022 as adjusted for impact of adoption of ASU 2016-13	20,046	256,661	345,586	12,147	(36,782)	597,658
Net income	-	-	17,089	-	-	17,089
Other comprehensive loss, net of tax	-	-	-	(14,516)	-	(14,516)
Cash dividend declared, $0.35 per share	-	-	(6,727)	-	-	(6,727)
Purchase of treasury stock 18,114 shares	-	-	-	-	(609)	(609)

Ending balance, March 31, 2022	$20,046	$256,661	$355,948	$(2,369)	$(37,391)	$592,895

Beginning balance, January 1, 2023	$20,058	$257,078	$393,831	$(27,194)	$(43,786)	$599,987
Net income	-	-	17,746	-	-	17,746
Other comprehensive income, net of tax	-	-	-	3,819	-	3,819
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2023	$20,058	$257,078	$404,728	$(23,375)	$(43,786)	$614,703

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities:
Net income	$17,746	$17,089

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,008	1,024
Amortization of right-of-use asset	1,634	1,608
Net gain on sale of other real estate owned	(148)	(73)
Provision (credit) for credit losses	300	(200)
Deferred tax expense	1,816	744
Net amortization of securities	460	697
Net gain on sale of bank premises and equipment	-	(314)
Decrease in taxes receivable	5,456	489
(Increase) decrease in interest receivable	(198)	202
Increase (decrease) in interest payable	842	(32)
Increase in other assets	(3,583)	(2,601)
Decrease in operating lease liabilities	(1,722)	(1,713)
Decrease in accrued expenses and other liabilities	(4,831)	(5,943)
Total adjustments	1,034	(6,112)
Net cash provided by operating activities	18,780	10,977

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	14,659	17,923
Proceeds from paydowns of held to maturity securities	311	716
Purchases of securities available for sale	(5,000)	(34,097)
Proceeds from maturities of securities available for sale	-	5,000
Net increase in loans	(66,328)	(25,516)
Proceeds from dispositions of other real estate owned	340	166
Proceeds from dispositions of bank premises and equipment	-	469
Purchases of bank premises and equipment	(757)	(796)
Net cash used in investing activities	(56,775)	(36,135)

Cash flows from financing activities:
Net increase in deposits	19,648	81,887
Net change in short-term borrowings	11,593	3,685
Purchases of treasury stock	-	(609)
Dividends paid	(6,861)	(6,727)
Net cash provided by financing activities	24,380	78,236
Net (decrease) increase in cash and cash equivalents	(13,615)	53,078
Cash and cash equivalents at beginning of period	650,599	1,219,470
Cash and cash equivalents at end of period	$636,984	$1,272,548

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$6,125	$1,226
Income taxes paid	471	5,090
Other non cash items:
Decrease in dividends payable	(12)	-
Change in unrealized (loss) gain on securities available for sale-gross	5,251	(19,225)
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	(1,350)	4,974
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans	(111)	(358)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	29	93
Impact to retained earnings from adoption of ASC 326, net of tax	-	(3,470)

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP N Y
Notes to Consolidated Interim Financial Statements
(Unaudited)

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2023 is not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2023, the results of operations and cash flows for the three months ended March 31, 2023 and 2022.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2022.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.  Results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Risks and Uncertainties:  Over the past few months certain banks were placed into receivership by the FDIC and one bank began to voluntarily dissolve.  While the U.S. government intervened to cover depositors, even those with balances exceeding FDIC insurance coverage, there can be no guarantee that the same coverage will be applied if there are future bank failures.  Management believes that the conditions impacting these banks do not present a significant risk to the Company, and the Company has not been directly impacted by the bank failures.  Present economic conditions have caused disruption to the banking system and any additional implications are uncertain.  The Company believes that it has sufficient liquid assets and borrowing sources should there be a liquidity need.

(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).

Index
A reconciliation of the component parts of earnings per share for the three months ended March 31, 2023 and 2022 is as follows:

(in thousands, except per share data)	For the three months ended
	March 31,
	2023	2022
Net income	$17,746	$17,089
Weighted average common shares	19,024	19,209
Stock Options	3	1
Weighted average common shares including potential dilutive shares	19,027	19,210

Basic EPS	$0.93	$0.89

Diluted EPS	$0.93	$0.89

For the three months, ended March 31, 2023 and 2022 there were approximately 2 thousand and 60 thousand weighted average anti-dilutive stock options excluded from diluted earnings per share. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three months ended March 31, 2023 and 2022 for its pension and other postretirement benefit plans:

	Three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2023	2022	2023	2022

Service cost	$-	$-	$2	$18
Interest cost	302	223	66	52
Expected return on plan assets	(680)	(817)	(289)	(333)
Amortization of net gain	-	-	(114)	(78)
Amortization of prior service cost (credit)	-	-	3	(280)
Net periodic benefit	$(378)	$(594)	$(332)	$(621)

The Company does not expect to contribute to its pension and postretirement benefit plans in 2023.  As of March 31, 2023, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$124,149	2	5,019	119,132
State and political subdivisions	34	-	-	34
Mortgage backed securities and collateralized mortgage obligations - residential	282,927	58	27,429	255,556
Corporate bonds	85,517	-	4,053	81,464
Small Business Administration - guaranteed participation securities	21,612	-	1,791	19,821
Other	686	-	34	652
Total Securities Available for Sale	$514,925	60	38,326	476,659

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$124,123	$1	$5,937	$118,187
State and political subdivisions	34	-	-	34
Mortgage backed securities and collateralized mortgage obligations - residential	291,431	34	31,149	260,316
Corporate bonds	85,641	-	4,295	81,346
Small Business Administration - guaranteed participation securities	23,115	-	2,138	20,977
Other	686	-	33	653
Total Securities Available for Sale	$525,030	$35	$43,552	$481,513

The following table categorizes the debt securities included in the available for sale portfolio as of March 31, 2023, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$40,384	38,887
Due after one year through five years	165,002	157,393
Due after five years through ten years	5,000	5,002
Mortgage backed securities and collateralized mortgage obligations - residential	282,927	255,556
Small Business Administration - guaranteed participation securities	21,612	19,821
	$514,925	476,659

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2023
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$53,231	$932	$60,899	$4,087	$114,130	$5,019
Mortgage backed securities and collateralized mortgage obligations - residential	59,807	2,760	193,110	24,669	252,917	27,429
Corporate bonds	19,360	573	62,104	3,480	81,464	4,053
Small Business Administration - guaranteed participation securities	-	-	19,821	1,791	19,821	1,791
Other	48	2	567	32	615	34

Total	$132,446	$4,267	$336,501	$34,059	$468,947	$38,326

	December 31, 2022
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$57,849	$1,290	$55,337	$4,647	$113,186	$5,937
Mortgage backed securities and collateralized mortgage obligations - residential	164,772	13,010	93,009	18,139	257,781	31,149
Corporate bonds	52,805	2,395	28,542	1,900	81,347	4,295
Small Business Administration - guaranteed participation securities	802	71	20,175	2,067	20,977	2,138
Other	49	1	568	32	617	33

Total	$276,277	$16,767	$197,631	$26,785	$473,908	$43,552

There were no allowance for credit losses recorded for securities available for sale during the three months ended March 31, 2023.

The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
(dollars in thousands)	2023	2022

Proceeds from sales	$-	-
Proceeds from calls/paydowns	14,659	17,923
Proceeds from maturities	-	5,000
Gross realized gains	-	-
Gross realized losses	-	-

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$7,382	$95	$179	$7,298
Total held to maturity	$7,382	$95	$179	$7,298

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$7,707	$90	$217	$7,580
Total held to maturity	$7,707	$90	$217	$7,580

The following table categorizes the debt securities included in the held to maturity portfolio as of March 31, 2023, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$7,382	7,298
	$7,382	7,298

All held to maturity securities are held at cost on the financial statements.

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

March 31, 2023
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$431	9	2,826	170	3,257	179

Total	$431	9	2,826	170	3,257	179

December 31, 2022
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$3,327	206	258	11	3,585	217

Total	$3,327	206	258	11	3,585	217

Index
There were no sales or transfers of held to maturity securities during the three months ended March 31, 2023 and 2022.

There were no allowance for credit losses recorded for held to maturity securities during the three months ended March 31, 2023. There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

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

The Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2023. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low turnover in the portfolio.

As of March 31, 2023, the Company’s securities portfolio included certain securities, which were in an unrealized loss position, and are discussed below.

Index
U.S. government sponsored enterprises: In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2023.

Mortgage backed securities and collateralized mortgage obligations – residential:  As of March 31, 2023, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired as of March 31, 2023.

Corporate Bonds & Other:  As of March 31, 2023, corporate and other bonds held by the Company were investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2023.

Small Business Administration (SBA) - guaranteed participation securities:  As of March 31, 2023, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2023.

Index

(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	March 31, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$182,287	$40,844	$223,131
Other	22,365	811	23,176
Real estate mortgage - 1 to 4 family:
First mortgages	2,760,159	1,424,592	4,184,751
Home equity loans	44,112	12,596	56,708
Home equity lines of credit	193,645	102,845	296,490
Installment	11,484	3,842	15,326
Total loans, net	$3,214,052	$1,585,530	4,799,582
Less: Allowance for credit losses			46,685
Net loans			$4,752,897
* Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2022
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$177,371	$32,551	$209,922
Other	20,221	868	21,089
Real estate mortgage - 1 to 4 family:
First mortgages	2,776,989	1,369,913	4,146,902
Home equity loans	43,999	12,550	56,549
Home equity lines of credit	191,926	94,506	286,432
Installment	9,408	2,899	12,307
Total loans, net	$3,219,914	$1,513,287	4,733,201
Less: Allowance for credit losses			46,032
Net loans			$4,687,169
*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $854 thousand and $3.0 million as of March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company had approximately $30.7 million of real estate construction loans. Of the $30.7 million in real estate construction loans as of March 31, 2023, approximately $8.3 million are secured by first mortgages to residential borrowers while approximately $22.4 million were to commercial borrowers for residential construction projects. The vast majority of construction loans are in the Company’s New York market.

Index
At December 31, 2022, the Company had approximately $36.4 million of real estate construction loans.  Of the $36.4 million in real estate construction loans at December 31, 2022, approximately $14.1 million are secured by first mortgages to residential borrowers while approximately $22.3 million were to commercial borrowers for residential construction projects. The vast majority of construction loans were in the Company’s New York market.

Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses including past events and current conditions. Consistent with previous periods, the Company has determined the Stagflation forecast scenario to be appropriate for the March 31, 2023 ACLL calculation.  The Company selected the stagflation economic forecast for credit losses as management expects that markets will experience a slight decline in economic conditions and a slight increase in the unemployment rate over the next two years.

Activity in the allowance for credit losses on loans by portfolio segment is summarized as follows:

	For the three months ended March 31, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,596	43,271	165	46,032
Loans charged off:
New York and other states*	-	-	17	17
Florida	-	-	31	31
Total loan chargeoffs	-	-	48	48

Recoveries of loans previously charged off:
New York and other states*	-	53	23	76
Florida	-	25	-	25
Total recoveries	-	78	23	101
Net loans (recoveries) charged off	-	(78)	25	(53)
Provision for credit losses	112	417	71	600
Balance at end of period	$2,708	43,766	211	46,685

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the three months ended March 31, 2022
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,135	40,689	443	44,267
Impact of ASU 2016-13, Current Expected Credit Loss (CECL)	(986)	3,717	(378)	2,353
Balance as of January 1, 2022 as adjusted for ASU 2016-13	$2,149	44,406	65	46,620
Loans charged off:
New York and other states*	36	-	10	46
Florida	-	-	1	1
Total loan chargeoffs	36	-	11	47

Recoveries of loans previously charged off:
New York and other states*	-	97	8	105
Florida	-	-	-	-
Total recoveries	-	97	8	105
Net loan recoveries	36	(97)	3	(58)
(Credit) provision for loan losses	64	(572)	8	(500)
Balance at end of period	$2,177	43,931	70	46,178

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in (credit) provision for credit losses in the consolidated income statement. The Company’s activity in the allowance for credit losses on unfunded commitments was as follows:

(In thousands)	For the three months ended March 31, 2023

Balance at January 1, 2023	$2,912
Credit provision for credit losses	(300)
Balance at March 31, 2023	$2,612

(In thousands)	For the three months ended March 31, 2022

Balance at January 1, 2022	$18
Impact of Adopting CECL	2,335
Adjusted Balance at January 1, 2022	2,353
Provision for credit losses	300
Balance at March 31, 2022	$2,653

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of March 31, 2023 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index
As of March 31, 2023 and December 31, 2022, based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs for each loan type by origination year was as follows:

(in thousands)	As of March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$14,677	$82,642	$29,717	$18,227	$21,718	$45,613	$8,516	$-	$221,110
Special Mention	-	-	-	58	-	238	-	-	296
Substandard	-	-	-	112	-	1,613	-	-	1,725
Total Commercial Loans	$14,677	$82,642	$29,717	$18,397	$21,718	$47,464	$8,516	$-	$223,131
Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial Other:
Risk rating
Pass	$1,619	$3,300	$2,617	$2,007	$573	$2,847	$9,739	$-	$22,702
Special mention	-	-	-	-	-	-	38	-	38
Substandard	-	-	338	-	-	98	-	-	436
Total Commercial Real Estate Loans	$1,619	$3,300	$2,955	$2,007	$573	$2,945	$9,777	$-	$23,176

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$87,414	$576,805	$921,308	$771,897	$360,905	$1,449,519	$1,360	$-	$4,169,208
Nonperforming	-	-	567	322	1,296	13,358	-	-	15,543
Total First Mortgage:	$87,414	$576,805	$921,875	$772,219	$362,201	$1,462,877	$1,360	$-	$4,184,751

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	-	-	-	-	-	-	-	$-

Home Equity Lines:
Risk rating
Performing	$2,103	$6,750	$8,828	$6,205	$7,313	$25,310	$-	$-	$56,509
Nonperforming	-	-	-	-	-	199	-	-	199
Total Home Equity Lines:	$2,103	$6,750	$8,828	$6,205	$7,313	$25,509	$-	$-	$56,708

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home Equity Lines of Credit:
Risk rating
Performing	$52	$509	$434	$101	$39	$16,510	$276,428	$-	$294,073
Nonperforming	-	-	7	-	-	2,143	267	-	2,417
Total Home Equity Credit Lines:	$52	$509	$441	$101	$39	$18,653	$276,695	$-	$296,490

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Installments:
Risk rating
Performing	$3,780	$6,300	$2,190	$671	$528	$636	$1,100	$-	$15,205
Nonperforming	-	-	53	-	64	-	4	-	121
Total Installments	$3,780	$6,300	$2,243	$671	$592	$636	$1,104	$-	$15,326

Installments Loans:
Current-period Gross writeoffs	$-	$24	$7	$5	$-	$12	$-	$-	$48
	$-	$24	$7	$5	$-	$12	$-	$-	$48

Index
(in thousands)	As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$79,430	$29,991	$18,708	$22,790	$16,598	$32,666	$8,022	$-	$208,205
Special Mention	-	-	62	-	243	-	-	-	305
Substandard	-	-	113	-	128	1,171	-	-	1,412
Total Commercial Loans	$79,430	$29,991	$18,883	$22,790	$16,969	$33,837	$8,022	$-	$209,922

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$40	$-	$-	$40
	$-	$-	$-	$-	$-	$40	$-	$-	$40

Commercial Other:
Risk rating
Pass	$2,972	$2,848	$2,273	$590	$674	$2,348	$8,908	$-	$20,613
Special mention	-	-	-	-	-	-	39	-	39
Substandard	-	339	-	-	-	98	-	-	437
Total Commercial Real Estate Loans	$2,972	$3,187	$2,273	$590	$674	$2,446	$8,947	$-	$21,089

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$557,981	$933,754	$784,511	$368,137	$257,926	$1,228,776	$1,472	$-	$4,132,557
Nonperforming	-	496	81	844	351	12,573	-	-	14,345
Total First Mortgage:	$557,981	$934,250	$784,592	$368,981	$258,277	$1,241,349	$1,472	$-	$4,146,902

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$5	$-	$-	5
	$-	$-	$-	$-	$-	$5	$-	$-	$5

Home Equity Lines:
Risk rating
Performing	$6,863	$9,124	$6,322	$7,588	$5,240	$21,217	$-	$-	$56,354
Nonperforming	-	-	-	-	66	129	-	-	195
Total Home Equity Lines:	$6,863	$9,124	$6,322	$7,588	$5,306	$21,346	$-	$-	$56,549

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$1,369	$1,246	$740	$52	$100	$18,377	$262,244	$-	$284,128
Nonperforming	-	7	-	-	-	2,111	186	-	2,304
Total Home Equity Credit Lines:	$1,369	$1,253	$740	$52	$100	$20,488	$262,430	$-	$286,432

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$19	$-	$-	19
	$-	$-	$-	$-	$-	$19	$-	$-	$19

Installments:
Risk rating
Performing	$6,385	$2,495	$805	$709	$374	$308	$1,125	$-	$12,201
Nonperforming	20	17	-	65	-	1	3	-	106
Total Installments	$6,405	$2,512	$805	$774	$374	$309	$1,128	$-	$12,307

Installments Loans:
Current-period Gross writeoffs	$1	$47	$22	$7	$2	$9	$-	$-	88
	$1	$47	$22	$7	$2	$9	$-	$-	$88

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Balance Sheet. As of March 31, 2023 other real estate owned included $1.9 million of residential foreclosed properties. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $8.7 million as of March 31, 2023.

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	525	525	181,762	182,287
Other	39	-	5	44	22,321	22,365
Real estate mortgage - 1 to 4 family:
First mortgages	2,412	1,017	8,041	11,470	2,748,689	2,760,159
Home equity loans	245	68	67	380	43,732	44,112
Home equity lines of credit	298	-	848	1,146	192,499	193,645
Installment	10	34	58	102	11,382	11,484

Total	$3,004	1,119	9,544	13,667	3,200,385	3,214,052

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	40,844	40,844
Other	-	-	314	314	497	811
Real estate mortgage - 1 to 4 family:
First mortgages	289	80	1,651	2,020	1,422,572	1,424,592
Home equity loans	-	7	-	7	12,589	12,596
Home equity lines of credit	-	-	-	-	102,845	102,845
Installment	52	-	62	114	3,728	3,842

Total	$341	87	2,027	2,455	1,583,075	1,585,530

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	525	525	222,606	223,131
Other	39	-	319	358	22,818	23,176
Real estate mortgage - 1 to 4 family:
First mortgages	2,701	1,097	9,692	13,490	4,171,261	4,184,751
Home equity loans	245	75	67	387	56,321	56,708
Home equity lines of credit	298	-	848	1,146	295,344	296,490
Installment	62	34	120	216	15,110	15,326

Total	$3,345	1,206	11,571	16,122	4,783,460	4,799,582

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2022

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	161	161	177,210	177,371
Other	18	-	20	38	20,183	20,221
Real estate mortgage - 1 to 4 family:
First mortgages	4,262	921	7,203	12,386	2,764,603	2,776,989
Home equity loans	283	-	67	350	43,649	43,999
Home equity lines of credit	978	-	591	1,569	190,357	191,926
Installment	78	4	23	105	9,303	9,408

Total	$5,619	925	8,065	14,609	3,205,305	3,219,914

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	32,551	32,551
Other	-	-	314	314	554	868
Real estate mortgage - 1 to 4 family:
First mortgages	1,183	243	1,404	2,830	1,367,083	1,369,913
Home equity loans	51	-	-	51	12,499	12,550
Home equity lines of credit	224	-	-	224	94,282	94,506
Installment	6	-	83	89	2,810	2,899

Total	$1,464	243	1,801	3,508	1,509,779	1,513,287

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	161	161	209,761	209,922
Other	18	-	334	352	20,737	21,089
Real estate mortgage - 1 to 4 family:
First mortgages	5,445	1,164	8,607	15,216	4,131,686	4,146,902
Home equity loans	334	-	67	401	56,148	56,549
Home equity lines of credit	1,202	-	591	1,793	284,639	286,432
Installment	84	4	106	194	12,113	12,307

Total	$7,083	1,168	9,866	18,117	4,715,084	4,733,201

* Includes New York, New Jersey, Vermont and Massachusetts.

As of March 31, 2023, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Loans individually evaluated for impairment include non-accrual commercial loans, as well as all loan modifications. As of March 31, 2023, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications are collectively evaluated to determine the allowance for credit loss.

Index
The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of March 31, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$555	$-	$555
Other	5	314	319
Real estate mortgage - 1 to 4 family:
First mortgages	13,333	2,210	15,543
Home equity loans	151	48	199
Home equity lines of credit	2,238	179	2,417
Installment	59	62	121
Total non-accrual loans	16,341	2,813	19,154
Restructured real estate mortgages - 1 to 4 family	8	-	8
Total nonperforming loans	$16,349	$2,813	$19,162

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2022
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$199	$-	$199
Other	20	314	334
Real estate mortgage - 1 to 4 family:
First mortgages	12,609	1,736	14,345
Home equity loans	153	42	195
Home equity lines of credit	2,187	117	2,304
Installment	23	83	106
Total non-accrual loans	15,191	2,292	17,483
Restructured real estate mortgages - 1 to 4 family	10	-	10
Total nonperforming loans	$15,201	$2,292	$17,493

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$153	$402	-
Other	5	314	-
Real estate mortgage - 1 to 4 family:
First mortgages	12,894	2,649	-
Home equity loans	126	73	-
Home equity lines of credit	2,216	201	-
Installment	81	40	-
Total loans, net	$15,475	$3,679	-

	As of December 31, 2022
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$160	$39	-
Other	20	314	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,502	843	-
Home equity loans	129	66	-
Home equity lines of credit	2,257	47	-
Installment	82	24	-
Total loans, net	$16,150	$1,333	-

The non-accrual balance of $3.7 million and $1.3 million was collectively evaluated and the associated allowance for credit losses on loans was not material as of March 31, 2023 and December 31, 2022, respectively.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,708	43,766	211	46,685

Total ending allowance balance	$2,708	43,766	211	46,685

Loans:
Individually evaluated for impairment	$986	23,934	81	25,001
Collectively evaluated for impairment	245,321	4,514,015	15,245	4,774,581

Total ending loans balance	$246,307	4,537,949	15,326	4,799,582

	As of December 31, 2022
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,596	43,271	165	46,032

Total ending allowance balance	$2,596	43,271	165	46,032

Loans:
Individually evaluated for impairment	$646	24,967	82	25,695
Collectively evaluated for impairment	230,365	4,464,916	12,225	4,707,506

Total ending loans balance	$231,011	4,489,883	12,307	4,733,201

Index
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected Credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$667	-	-
Other	319	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	20,512	-	-
Home equity loans	231	-	-
Home equity lines of credit	3,191	-	-
Installment	81	-	-
Total	$25,001	-	-

	As of December 31, 2022
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$312	-	-
Other	334	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	21,467	-	-
Home equity loans	236	-	-
Home equity lines of credit	3,264	-	-
Installment	82	-	-
Total	$25,695	-	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified. Interest income recognized on loans that are individually evaluated was not material during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and 2022 loans individually evaluated included approximately $8.8 million and $9.8 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Index
Pursuant to the adoption of ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures (“ASU 2022-02”) a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period needs to be disclosed.  For the three months ended March 31, 2023, there were no loan modifications provided to borrowers experiencing financial difficulty.

Prior to the adoption of ASU 2022-02, the company accounted for loan modifications as Troubled Debt Restructurings (TDRs) and the following table presents, by class, loans that were modified as TDR’s for the three months ended March 31, 2022:

Three months ended March 31, 2022

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

* Includes New York, New Jersey, Vermont and Massachusetts.

The addition of these TDR’s did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a TDR was the borrower filing for bankruptcy protection. There were no loans that defaulted during the three months ended March 31, 2023 and 2022 which had been classified as a loan modification within the prior twelve months.

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s underwriting policy.

Index
Generally, the modification of the terms of loans was the result of the borrower filing for bankruptcy protection. Chapter 13 bankruptcies generally include the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order. In the case of Chapter 7 bankruptcies even though there is no modification of terms, the borrowers’ debt to the Company was discharged and they did not reaffirm the debt.

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

Index
Individually evaluated loans: Periodically the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Non-recurring adjustments can also include certain adjustments for collateral-dependent loans to adjust balances to fair value and generally have had a charge-off through the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. When obtained, non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. These loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2023 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$119,132	$-	$119,132	$-
State and political subdivisions	34	-	34	-
Mortgage backed securities and collateralized mortgage obligations - residential	255,556	-	255,556	-
Corporate bonds	81,464	-	81,464	-
Small Business Administration- guaranteed participation securities	19,821	-	19,821	-
Other securities	652	-	652	-

Total securities available for sale	$476,659	$-	$476,659	$-

	Fair Value Measurements at
	December 31, 2022 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$118,187	$-	$118,187	$-
State and political subdivisions	34	-	34	-
Mortgage backed securities and collateralized mortgage obligations - residential	260,316	-	260,316	-
Corporate bonds	81,346	-	81,346	-
Small Business Administration- guaranteed participation securities	20,977	-	20,977	-
Other securities	653	-	653	-

Total securities available for sale	$481,513	$-	$481,513	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023 and 2022.

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2023 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,869	$-	$-	$1,869	Sales comparison approach	Adjustments for differences between comparable sales	3% - 94% (49%)

Fair Value Measurements at
December 31, 2022 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,061	$-	$-	$2,061	Sales comparison approach	Adjustments for differences between comparable sales	2% - 47% (18%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $1.9 million as of March 31, 2023 and consisted of only residential real estate properties. There were no valuation charges included in earnings for the three months ended March 31, 2023.

Of the total individually evaluated loans of $25.0 million as of March 31, 2023, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans as of March 31, 2023. There were no gross charge-offs related to residential impaired loans included in the table above.

Other real estate owned, which is carried at fair value less costs to sell, was approximately $2.1 million at December 31, 2022, and consisted of only residential real estate properties. A valuation charge of $68 thousand is included in earnings for the year ended December 31, 2022.

Of the total individually evaluated loans of $25.7 million at December 31, 2022, there are no loans that were collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2022. There were no gross charge-offs related to residential impaired loans included in the table above.

Index
The carrying amounts and estimated fair values (represents exit price) of financial instruments, as of March 31, 2023 and December 31, 2022 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2023 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$636,984	636,984	-	-	636,984
Securities available for sale	476,659	-	476,659	-	476,659
Held to maturity securities	7,382	-	7,298	-	7,298
Federal Home Loan Bank stock	5,797	N/A	N/A	N/A	N/A
Net loans	4,752,897	-	-	4,374,988	4,374,988
Accrued interest receivable	11,690	651	1,811	9,228	11,690
Financial liabilities:
Demand deposits	806,075	806,075	-	-	806,075
Interest bearing deposits	4,406,383	3,126,082	1,266,871	-	4,392,953
Short-term borrowings	134,293	-	134,293	-	134,293
Accrued interest payable	1,444	144	1,300	-	1,444

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2022 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$650,599	650,599	-	-	650,599
Securities available for sale	481,513	-	481,513	-	481,513
Held to maturity securities	7,707	-	7,580	-	7,580
Federal Reserve Bank and Federal
Home Loan Bank stock	5,797	N/A	N/A	N/A	N/A
Net loans	4,687,169	-	-	4,328,508	4,328,508
Accrued interest receivable	11,492	189	1,866	9,437	11,492
Financial liabilities:
Demand deposits	838,147	838,147	-	-	838,147
Interest bearing deposits	4,354,663	3,325,900	1,012,528	-	4,338,428
Short-term borrowings	122,700	-	122,700	-	122,700
Accrued interest payable	602	60	542	-	602

Index
(7) Accumulated Other Comprehensive Loss

The following is a summary of the accumulated other comprehensive income loss balances, net of tax:

	Three months ended March 31, 2023
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	12/31/2022	Reclassifications	Loss	3/31/2023	3/31/2023

Net unrealized holding gain on securities available for sale, net of tax	$(32,271)	$3,901	$-	$3,901	$(28,370)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,511)	-	(82)	(82)	(2,593)

Accumulated other comprehensive loss, net of tax	$(27,194)	$3,901	$(82)	$3,819	$(23,375)

	Three months ended March 31, 2022
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	12/31/2021	Reclassifications	Loss	3/31/2022	3/31/2022

Net unrealized holding loss on securities available for sale, net of tax	$(26)	$(14,251)	$-	$(14,251)	$(14,277)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(1,533)	-	(265)	(265)	(1,798)

Accumulated other comprehensive loss, net of tax	$12,147	$(14,251)	$(265)	$(14,516)	$(2,369)

The following represents the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022:

(dollars in thousands)	Three months ended
	March 31,
	2023	2022	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$114	$78	Salaries and employee benefits
Amortization of prior service (cost) credit	(3)	280	Salaries and employee benefits
Income tax (benefit) expense	(29)	(93)	Income taxes
Net of tax	82	265

Total reclassifications, net of tax	$82	$265

Index
(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income.  The following table presents the Company’s sources of Non-Interest Income for the three months ended March 31, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended
	March 31,
	2023	2022
Non-interest income
Service Charges on Deposits
Overdraft fees	$680	$646
Other	532	790
Interchange Income	1,479	1,702
Wealth management fees	1,774	1,833
Other (a)	204	212

Total non-interest income	$4,669	$5,183

(a) Not within the scope of ASC 606.

A description of how the Company’s revenue streams accounted for ASC 606 is set forth below:

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2023, the Company did not have any leases with terms of twelve months or less.

As of March 31, 2023, the Company did not have any leases for which the construction had not yet started. As of March 31, 2023, lease expiration dates ranged from one month to 21.5 years and have a weighted average remaining lease term of 8.7 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components, which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	March 31,
	2023	2022
Operating lease cost	$2,050	$2,052
Variable lease cost	585	596

Total Lease costs	$2,635	$2,648

(dollars in thousands)	Three months ended
	March 31,
	2023	2022
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,072	$2,093

Right-of-use assets obtained in exchange for lease obligations:	385	2,087

Weighted average remaining lease term	8.7 years	9.3 years
Weighted average discount rate	3.00%	2.96%

Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

(dollars in thousands)

Year ending
December 31,
2023(a)	$6,254
2024	8,287
2025	7,885
2026	6,910
2027	5,631
Thereafter	19,334
Total lease payments	$54,301
Less: Interest	6,658

Present value of lease liabilities	$47,643

(a)	Excluding the three months ended March 31, 2023.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations.  Total lease payments from the Company to those entities, which are included in the table above, owed as of March 31, 2023, were $3.1 million, which includes interest in the amount of $377 thousand.

Index
(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of March 31, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2023 and December 31, 2022:

(Bank Only)
				Minimum for
	As of March 31, 2023		Well	Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	619,731	10.305%	5.000%	4.000%
Common equity tier 1 capital	619,731	18.470	6.500	7.000
Tier 1 risk-based capital	619,731	18.470	8.000	8.500
Total risk-based capital	661,764	19.723	10.000	10.500

	As of December 31, 2022		Well	Minimum for
				Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	609,998	10.116%	5.000%	4.000%
Common equity tier 1 capital	609,998	18.431	6.500	7.000
Tier 1 risk-based capital	609,998	18.431	8.000	8.500
Total risk-based capital	651,462	19.684	10.000	10.500

(Consolidated)
	As of March 31, 2023		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	637,524	10.594%	4.000%
Common equity tier 1 capital	637,524	18.995	7.000
Tier 1 risk-based capital	637,524	18.995	8.500
Total risk-based capital	679,570	20.248	10.500

	As of December 31, 2022		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	626,628	10.390%	4.000%
Common equity Tier 1 capital	626,628	18.929	7.000
Tier 1 risk-based capital	626,628	18.929	8.500
Total risk-based capital	668,102	20.182	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2023 and December 31, 2022 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) New Accounting Pronouncements

Staff Accounting Bulletin (“SAB”) No. 121 - In March 2022, the SEC issued SAB No. 121. This SAB adds interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for their platform users.  Specifically, this SAB provides interpretive guidance on the accounting and disclosure of obligations to safeguard crypto-assets held for platform users. This guidance was applicable no later than the financial statement covering the first interim or annual period ending after June 15, 2022. The Company reviewed its business activities as of the date of adoption, June 30, 2022, and determined that SAB 121 is not materially impactful to the financial statements. Management has continued to monitor it on a quarterly basis and has determined that SAB 121 is not materially impactful to the financial statements as of March 31, 2023.

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures: In March 2022, FASB issued ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses -Measured at Amortized Cost. For entities, like TrustCo, that have adopted the amendments in ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption was permitted, including adoption in an interim period. An entity may have elected to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted the ASU on January 1, 2023 using the prospective approach and the adoption did not have a material impact to the Company however, disclosures were modified for the new guidance.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of March 31, 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2023 and March 31, 2022, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of financial condition of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

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
May 9, 2023

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2023, with comparisons to the corresponding period in 2022, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023 (the “2022 Form 10-K”), should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Following this management discussion and analysis are the tables “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2023 and 2022.

Economic Overview
During the first quarter of 2023, financial markets rebounded despite inflationary worries, higher interest rates, supply-chain bottlenecks, the war in Ukraine, and banking sector concerns.  For the first quarter of 2023, the S&P 500 Index was up 7.0%, Nasdaq was up 16.8%, and the Dow Jones Industrial Average was up 0.4% compared to the fourth quarter of 2022.  The 10‑year Treasury bond averaged 3.65% during Q1 2023 compared to 3.83% in Q4 2022, a decrease of 18 basis points.  The 2‑year Treasury bond average rate decreased 4 basis points to 4.35%, which further inverted the yield curve over the prior quarter.  Consequently, the spread between the 10‑year and the 2-year Treasury bonds decreased from a -0.56% on average in Q4 to -0.70% in Q1.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer term rates.  Commencing in March 2022, the Federal Open Market Committee (“FOMC”) increased the target range for the federal funds rate seven times in 2022 and twice in 2023 by a total of 475 basis points, to a range of 4.75% to 5.00% as of March 31, 2023. In May 2023, the FOMC increased the target range again by 25 basis points. All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by global economic concerns.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q1/22	Beg of Q1	0.06	0.73	1.26	1.52	0.79
	Peak	0.59	2.35	2.55	2.48	0.89
	Trough	0.08	0.77	1.37	1.63	0.04
	End of Q1	0.52	2.28	2.42	2.32	0.04
	Average in Q1	0.31	1.46	1.83	1.95	0.49

Q2/22	Beg of Q2	0.52	2.28	2.42	2.32	0.04
	Peak	1.83	3.45	3.61	3.49	0.44
	Trough	0.53	2.37	2.55	2.39	-0.05
	End of Q2	1.72	2.92	3.01	2.98	0.06
	Average in Q2	1.10	2.72	2.95	2.93	0.21

Q3/22	Beg of Q3	1.72	2.92	3.01	2.98	0.06
	Peak	3.40	4.30	4.21	3.97	0.04
	Trough	1.73	2.82	2.66	2.60	-0.51
	End of Q3	3.33	4.22	4.06	3.83	-0.39
	Average in Q3	2.75	3.38	3.23	3.10	-0.28

Q4/22	Beg of Q4	3.33	4.22	4.06	3.83	-0.39
	Peak	4.46	4.72	4.45	4.25	-0.25
	Trough	3.45	4.10	3.61	3.42	-0.84
	End of Q4	4.42	4.41	3.99	3.88	-0.53
	Average in Q4	4.19	4.39	4.00	3.83	-0.56

Q1/23	Beg of Q1	4.42	4.41	3.99	3.88	-0.53
	Peak	5.06	5.05	4.34	4.08	-0.38
	Trough	4.52	3.76	3.39	3.37	-1.07
	End of Q1	4.97	4.10	3.66	3.55	-0.55
	Average in Q1	4.78	4.35	3.80	3.65	-0.70

The United States economy experienced several areas of concern throughout 2022 continuing into 2023.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

On March 10 and March 12, 2023, Silicon Valley Bank and Signature Bank, respectively, were closed by regulators with the FDIC appointed as receiver. The closures of those banks and adverse developments affecting other banks over the past two months have resulted in heightened levels of market activity and volatility. The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict. Our businesses and financial results may be impacted by a variety of other factors as well, such as a failure by the federal government to raise the federal debt ceiling and an economic slowdown or recession.

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

Should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of higher interest rates, financial sector instability, a potential or actual default on the federal debt or other reasons, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Financial Overview
TrustCo recorded net income of $17.7 million, or $0.93 of diluted earnings per share, for the three months ended March 31, 2023, compared to net income of $17.1 million, or $0.89 of diluted earnings per share, in the same period in 2022.  Return on average assets was 1.20% and 1.12%, respectively, for the three months ended March 31, 2023 and 2022.  Return on average equity was 11.84% and 11.60%, respectively, for the three months ended March 31, 2023 and 2022.

The primary factors accounting for the change in net income for the three months ended March 31, 2023 compared to the same period of the prior year were:

•	An increase of $6.9 million, or 17.1%, in net interest income compared to the first quarter of 2022.

•	An increase of $500 thousand in provision for credit losses for the first quarter of 2023 compared to the first quarter 2022.

•	A decrease of $514 thousand in noninterest income for the first quarter of 2023 compared to the first quarter of 2022.

•
An increase of $4.9 million in noninterest expense for the first quarter 2023 compared to the first quarter 2022, primarily as a result of a decrease in salaries and employee benefits in the first quarter of 2022 due to a true-up to the incentive compensation accrual upon payout, as well as increases in various other employee benefit plan expenses.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report on Form 10-K for the year ended December 31, 2022 is a description of the effect interest rates had on the results for the year 2022 compared to 2021.  Many of the same market factors discussed in the 2022 Annual Report, including instability in the financial services sector and heightened global economic concerns, continued to have a significant impact on results through the first quarter of 2023.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020, the target range for the Federal Funds rate was significantly decreased to 0.00% to 0.25% as a result of the COVID-19 pandemic.  However, as discussed above, the FOMC increased the target range for the federal funds rate seven times in 2022 and twice in 2023 by a total of 475 basis points, to a range of 4.75% to 5.00% as of March 31, 2023. In May 2023, the FOMC increased the target range again by 25 basis points.

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short-term instruments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10‑year Treasury.  The Federal Funds sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive.  Higher market interest rates also generally increase the value of retail deposits.

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield was down 18 basis points, on average, during the first quarter of 2023 compared to the fourth quarter of 2022, however, it was up 170 basis points as compared to the first quarter of 2022.

Index
While TrustCo has been affected by changes in financial markets over time, management believes that the impacts have been mitigated by the Company’s generally conservative approach to banking.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in the portfolio, there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the balance sheet.  Management believes that these characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the first quarter of 2023, the net interest margin is 3.21%, up 55 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•	The average balance of securities available for sale increased by $109.7 million and the average yield increased 72 basis points to 2.26%.

•
The average balance of Federal funds sold and other short-term investments decreased $610.3 million; however the average yield increased 441 basis points to 4.61% which was enough to offset the decrease in the average balance.

•	The average loan portfolio grew by $312.0 million to $4.76 billion and the average yield increased 21 basis points to 3.73% in the first quarter of 2023 compared to the same period in 2022.

•
The average balance of interest bearing liabilities (primarily deposit accounts) decreased $240.5 million and the average rate paid increased 53 basis points to 0.63% in the first quarter of 2023 compared to the same period in 2022.

During the first quarter of 2023, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive shorter term rates which allowed the Bank to maintain our existing deposits.  This strategy drove growth at a relatively low cost that management believes should sustain TrustCo’s strong liquidity position and continue to allow us to cross sell new relationships and take advantage of opportunities as they arise.

Index
Earning Assets
Total average interest earning assets decreased from $6.05 billion in the first quarter of 2022 to $5.86 billion in the same period of 2023 with an average yield of 3.69% in the first quarter of 2023 and 2.74% in the first quarter of 2022.  There was a continued shift in the mix of assets towards a lower proportion of Federal Funds sold and other short-term investments to securities available for sale and loans.  Interest income on average earning assets increased $12.6 million in the first quarter of 2023 from the prior year period, on a tax equivalent basis. This increase was primarily driven by the higher interest rates on Federal Funds sold and other short-term investments and securities available for sale, which resulted from the increases in the Federal Funds target rate throughout 2022, and also from interest income on loans due to an increased volume of originations year over year at higher interest rates.

Loans
The average balance of loans was $4.76 billion in the first quarter of 2023 up from $4.44 billion in the comparable period in 2022.  The yield on loans also increased 21 basis points to 3.73%.

Compared to the first quarter of 2022, the average balance of residential mortgage loans, commercial loans, installment loans, and home equity loans all increased.  The average balance of residential mortgage loans was $4.21 billion in 2023 compared to $4.01 billion in 2022, an increase of 5.1%.  The average yield on residential mortgage loans increased by 8 basis points to 3.50% in the first quarter of 2023 compared to 2022, primarily as a result of the higher interest rate environment.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds target rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, and no escrow or mortgage insurance requirements for qualified borrowers.  Assuming a continued rise in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $43.9 million to an average balance of $238.9 million in the first quarter of 2023 compared to the same period in the prior year.  The average yield on this portfolio was down 12 basis points to 5.06% compared to the prior year period, primarily as a result of the less origination income recognized on forgiven PPP loans as compared to the prior year period.  The Company remained selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 202 basis points to 5.73% during the first quarter of 2023 compared to the prior year period.  The average balances of home equity lines increased 25.3% to $291.3 million in the first quarter of 2023 as compared to the prior year.

Index
Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2023 was $516.2 million compared to $406.5 million for the comparable period in 2022.  The increase in the balance reflects new investment purchases partially offset by routine paydowns, and calls and maturities.  The average yield was 2.26% for the first quarter of 2023 compared to 1.54% for the first quarter of 2022.  The increase in average yield is a result of higher yields on bonds purchased in 2022 as a result of the current interest rate environment. This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income, net of tax.

The net unrealized loss in the available for sale securities portfolio was $38.3 million as of March 31, 2023 compared to a net unrealized loss of $43.5 million as of December 31, 2022.  The decrease in the net unrealized losses in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $7.5 million for the first quarter of 2023 compared to $9.5 million in the first quarter of 2022.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.14% for the first quarter of 2023 compared to 3.79% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The net unrealized loss in the held to maturity securities portfolio was $179 thousand as of March 31, 2023 compared to a net unrealized loss of $217 thousand as of December 31, 2022.  The decrease in the net unrealized losses in the portfolio is the result of changes in market interest rate levels.

As of March 31, 2023, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2023 first quarter average balance of Federal Funds sold and other short-term investments was $576.9 million, a $610.3 million decrease from the $1.19 billion average for the same period in 2022.  The yield was 4.61% for the first quarter of 2023 and 0.20% for the comparable period in 2022.  Interest income from this portfolio increased $6.0 million from $572 thousand in 2022 to $6.6 million in 2023.  While the average balances decreased year over year, the increase in the Federal Funds target rate throughout 2022 and into 2023 resulted in an increase in interest income over the same period in the prior year.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) decreased $123.9 million to $4.35 billion for the first quarter of 2023 versus the first quarter in the prior year, and the average rate paid increased from 0.09% for 2022 to 0.62% for 2023.  Total interest expense on these deposits increased $5.7 million to $6.7 million in the first quarter of 2023 compared to the year earlier period.  From the first quarter of 2022 to the first quarter of 2023, interest bearing checking account average balances were down  4.9%, certificates of deposit average balances were up 20.4%, non‑interest demand average balances were up 1.0%, average savings balances decreased 4.7% and money market balances were down 24.1%.  While average balances are down from a year ago, we have begun retaining more deposits compared to the last quarter, and continue to encourage customers to retain these funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

As of March 31, 2023, the maturity of total time deposits was as follows:

(dollars in thousands)

Under 1 year	$1,109,775
1 to 2 years	75,997
2 to 3 years	3,096
3 to 4 years	612
4 to 5 years	90,728
Over 5 years	93
$1,280,301

As of March 31, 2023 and December 31, 2022, approximately $924.1 million and $968.6 million, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Average short-term borrowings for the first quarter of 2023 were $131.9 million compared to $248.5 million in the same period in 2022.  The decrease in the average balance from the prior year period is primarily a result of a shift of funds into time deposits.  The average rate increased during this period from 0.38% in 2022 to 0.88% in 2023.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Index
Net Interest Income
Taxable equivalent net interest income was up $6.9 million from $40.1 million in the first quarter of 2022 to $47.0 million in the first quarter of 2023.  The net interest spread was up 43 basis points to 3.06% in the first quarter of 2023 compared to the same period in 2022.  As previously noted, the net interest margin was up 55 basis points to 3.21% for the first quarter of 2023 compared to the same period in 2022.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2023:

Nonperforming loans and foreclosed real estate: Total NPLs and non-accrual loans were $19.2 million as of March 31, 2023, compared to $17.5 million at December 31, 2022, and $19.4 million as of March 31, 2022.  There were no loans as of March 31, 2023 and 2022 and December 31, 2022 that were past due 90 days or more and still accruing interest.

As of March 31, 2023, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $19.2 million as of March 31, 2023, $18.2 million were residential real estate loans, $874 thousand were commercial loans and mortgages and $121 thousand were installment loans, compared to $16.8 million, $533 thousand and $106 thousand, respectively at December 31, 2022.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $78 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2023 compared to net recoveries of $97 thousand for the first quarter of 2022.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its deposit franchise area.  As of March 31, 2023, 67.0% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 33.0% were in Florida.  Those figures compare to 68.0% and 32.0%, respectively at December 31, 2022.

Economic conditions vary widely by geographic location.   As a percentage of the total nonperforming loans as of March 31, 2023, 14.7% were to Florida borrowers, compared to 85.3% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2023, New York and surrounding areas experienced net recoveries of approximately $59 thousand and there was net charge-offs of $6 thousand in Florida.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2023, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loan modifications, as individually evaluated loans.  There were $986 thousand of commercial mortgages and commercial loans classified as individually evaluated as of March 31, 2023 compared to $646 thousand at December 31, 2022.  There were $23.9 million of individually evaluated residential loans as of March 31, 2023  compared to $25.0 million at December 31, 2022.

As of March 31, 2023 and December 31, 2022 the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

As of March 31, 2023 there was $1.9 million of foreclosed real estate compared to $2.1 million at December 31, 2022.

Allowance for credit losses on loans: The Company implemented CECL on January 1, 2022. Under this standard, allowances have been  established for loans and commitments to lend. The allowance for credit losses on loans (“ACLL”) replaced the previous allowance for loan losses (“ALLL”). The Company recorded a net decrease to undivided profits of $3.5 million, net of $1.2 million in deferred tax balances as of January 1, 2022 for the cumulative effect of adopting CECL.

In the first quarter of 2023, the Company recorded a provision for credit losses of $300 thousand, which includes a provision for credit losses on loans of $600 thousand as a result of continued growth in the loan portfolio, offset by a benefit for credit losses on unfunded commitments of $300 thousand as a result of a corresponding decrease in unfunded loans.

The Company evaluated several external forecasts in choosing the forecast element for the economic components of the allowance for credit losses on loans. The Company selected the stagflation forecast and there have been no changes in the economic modeling since its adoption on January 1, 2022.

Index
From December 31, 2022 to March 31, 2023, the actual performance was in line with the forecasted performance pertaining to key variables such as unemployment rates, consumer price indices, and Gross Metro Product.  The increase in the ACLL during the first quarter of 2023 was primarily a result of loan growth and an increase in the expected life of loans.

See Note 5 of the financial statements for additional discussion related the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans as follows:

(dollars in thousands)	As of March 31, 2023		As of December 31, 2022
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$2,459	4,67%	$2,343	4.41%
Real Estate - construction	326	0.64%	385	0.77%
Real Estate mortgage - 1 to 4 family	39,412	88.19%	38,859	88.51%
Home equity lines of credit	4,277	6.18%	4,280	6.05%
Installment Loans	211	0.32%	165	0.26%
	$46,658	100.00%	$46,032	100.00%

As of March 31, 2023, the allowance for credit losses on loans was $46.7 million, compared to $46.2 million as of March 31, 2022 and $46.0 million at December 31, 2022.  The allowance represents 0.97% of the loan portfolio as of March 31, 2023 compared to 1.03% as of March 31, 2022 and 0.97% at December 31, 2022.

Net recoveries for the three-month period ended March 31, 2023 were $53 thousand and $58 thousand for the prior year period.

During the first quarter of 2023, there were no commercial or residential loan charge-offs and $48 thousand of consumer loan charge-offs compared with $36 thousand of commercial loan charge-offs and $11 thousand of consumer loan charge-offs in the first quarter of 2022.  During the first quarter of 2023 were no commercial loan recoveries and $101 thousand for residential mortgage and consumer loan recoveries, compared to no commercial loan recoveries and $105 thousand for residential mortgage and consumer loan recoveries in the first quarter of 2022.

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.  As noted, the Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  As previously stated, the Bank is a member of the FHLBNY and is an eligible borrower at the FRBNY and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered certificates of deposits may be tested from time to time to ensure operational and market readiness.  Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months and beyond.

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

Using this model, the fair value of capital projections as of March 31, 2023 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2023.  The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp, 200bp, 300bp, and 400bp.

Estimated Percentage of
Fair value of Capital to
As of March 31, 2023	Fair value of Assets
+400 BP	25.40%
+300 BP	25.50
+200 BP	26.60
+100 BP	27.30
Current rates	26.80
-100 BP	25.70
-200 BP	23.20
-300 BP	20.00
-400 BP	15.10

Noninterest Income
Total noninterest income for the first quarter of 2023 and 2022 was $4.7 million and $5.2 million, respectively.  The decrease over the same period in the prior year was primarily related to a decrease of $223 thousand in interchange fees and a $268 thousand gain on the sale of a building in the prior year.  Financial Services income was down $59 thousand to $1.8 million in the first quarter of 2023 as compared to the year-ago period, primarily as a result of lower market values of assets under management.  The fair value of assets under management was $922 million as of March 31, 2023, $918 million as of December 31, 2022 and $1.03 billion as of March 31, 2022.

Index
Noninterest Expenses
Total noninterest expenses were $27.7 million for the three months ended March 31, 2023, compared to $22.8 million for the three months ended March 31, 2022.  Significant changes included an increase in salaries and employee benefits primarily as a result of a $2 million favorable true-up to the incentive compensation accrual upon payout in the first quarter of 2022, as well as increases in various other employee benefit plan expenses.  Other significant changes were increases in equipment expense, professional services, FDIC and other insurance and other real estate expense, net.  These increases were offset by a decrease in advertising expense.  Full time equivalent headcount increased from 769 as of March 31, 2022 to 776 as of March 31, 2023 and represents a normal fluctuation of headcount.

Income Taxes
In the first quarter of 2023, TrustCo recognized income tax expense of $5.9 million compared to $5.6 million for the first quarter of 2022.  The effective tax rates were 25.0% and 24.8%, respectively, for the first quarters of 2023 and 2022.

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

Total shareholders’ equity as of March 31, 2023 was $614.7 million compared to $592.9 million as of March 31, 2022.  TrustCo declared a dividend of $0.36 per share in the first quarter of 2023.  This results in a dividend payout ratio of 38.59% based on first quarter 2023 earnings of $17.7 million.

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

Index
The Bank and the Company reported the following capital ratios as of March 31, 2023 and December 31, 2022:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of March 31, 2023		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$619,731	10.305%	5.000%	4.000%
Common equity tier 1 capital	619,731	18.470	6.500	7.000
Tier 1 risk-based capital	619,731	18.470	8.000	8.500
Total risk-based capital	661,764	19.723	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2022		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$609,998	10.116%	5.000%	4.000%
Common equity tier 1 capital	609,998	18.431	6.500	7.000
Tier 1 risk-based capital	609,998	18.431	8.000	8.500
Total risk-based capital	651,462	19.684	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of March 31, 2023		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$637,524	10.594%	4.000%
Common equity tier 1 capital	637,524	18.995	7.000
Tier 1 risk-based capital	637,524	18.995	8.500
Total risk-based capital	679,570	20.248	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2022		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$626,628	10.390%	4.000%
Common equity Tier 1 capital	626,628	18.929	7.000
Tier 1 risk-based capital	626,628	18.929	8.500
Total risk-based capital	668,102	20.182	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2023 and December 31, 2022 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, as of March 31, 2023, Trustco’s consolidated equity to total assets ratio was 10.17% compared to 10.00% at December 31, 2022 and 9.44% as of March 31, 2022.

As of March 31, 2023, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current capital conservation buffer taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  As of March 31, 2023 and 2022, Trustco Bank met the definition of “well capitalized.”

Index
As noted, the Company’s dividend payout ratio was 38.59% of net income for the first quarter of 2023 and 39.36% of net income for the first quarter of 2022.  The per-share dividend paid in both the first quarter of 2023 and the fourth quarter of 2022, was $0.36, and it was $0.35 in the first quarter of 2022. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 6,922 participants.  The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Share Repurchase Program
On March 17, 2023 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  There were no repurchases during the three months ended March 31, 2023.

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

During the three months ended March 31, 2023, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2022 Form 10-K other than what is set forth immediately below.

Management considers the accounting policy relating to the allowance for credit losses to be a critical accounting policy given the measurement uncertainty and subjective judgement necessary in evaluating the levels of the allowance required to cover the life-time losses in the loan portfolio and the material effect that such judgments can have on the results of operations.

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $29.5 million in 2023 and $8.9 million in 2022.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	March 31, 2023			March 31, 2022

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$120,692	$692	2.29%	$61,755	$86	0.55%	$606	141	465
Mortgage backed securities and collateralized mortgage obligations-residential	287,046	1,585	2.20%	261,124	1,087	1.67%	498	118	380
State and political subdivisions	34	-	6.74%	41	1	6.73%	(1)	(1)	-
Corporate bonds	85,578	521	2.43%	52,977	233	1.76%	288	178	110
Small Business Administration-guaranteed participation securities	22,129	117	2.12%	29,871	154	2.06%	(37)	(61)	24
Other	686	2	1.17%	686	2	1.17%	-	-	-

Total securities available for sale	516,165	2,917	2.26%	406,454	1,563	1.54%	1,354	375	979

Federal funds sold and other short-term Investments	576,931	6,555	4.61%	1,187,201	572	0.20%	5,983	(2,199)	8,182

Held to maturity securities:

Mortgage backed securities and collateralized mortgage obligations-residential	7,542	78	4.14%	9,541	90	3.79%	(12)	(55)	43

Total held to maturity securities	7,542	78	4.14%	9,541	90	3.79%	(12)	(55)	43

Federal Reserve Bank and Federal Home Loan Bank stock	5,797	110	7.59%	5,604	62	4.43%	48	2	46

Commercial loans	238,870	3,024	5.06%	194,989	2,525	5.18%	499	871	(372)
Residential mortgage loans	4,212,878	36,913	3.50%	4,007,886	34,197	3.42%	2,716	1,827	889
Home equity lines of credit	291,326	4,119	5.73%	232,535	2,125	3.71%	1,994	630	1,364
Installment loans	13,323	216	6.56%	8,974	156	7.03%	60	127	(67)

Loans, net of unearned income	4,756,397	44,272	3.73%	4,444,384	39,003	3.52%	5,269	3,455	1,814

Total interest earning assets	5,862,832	53,932	3.69%	6,053,184	41,290	2.74%	12,642	1,578	11,064

Allowance for credit losses on loans	(46,290)			(46,759)
Cash & non-interest earning assets	175,097			207,308

Total assets	$5,991,639			6,213,733

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	1,133,383	66	0.02%	$1,191,496	$44	0.01%	22	(14)	36
Money market accounts	600,855	814	0.55%	791,689	214	0.11%	600	(360)	960
Savings	1,456,242	530	0.15%	1,527,975	156	0.04%	374	(52)	426
Time deposits	1,160,969	5,272	1.84%	964,158	546	0.23%	4,726	133	4,593

Total interest bearing deposits	4,351,449	6,682	0.62%	4,475,318	960	0.09%	5,722	(293)	6,015
Short-term borrowings	131,867	285	0.88%	248,535	234	0.38%	51	(640)	691

Total interest bearing liabilities	4,483,316	6,967	0.63%	4,723,853	1,194	0.10%	5,773	(933)	6,706

Demand deposits	816,565			808,695
Other liabilities	84,092			83,633
Shareholders’ equity	607,666			597,552

Total liabilities and shareholders’ equity	$5,991,639			$6,213,733

Net interest income, tax equivalent		46,965			40,096		$6,869	2,511	4,358

Net interest spread			3.06%			2.63%

Net interest margin (net interest income to total interest earning assets)			3.21%			2.66%

Tax equivalent adjustment		-			-

Net interest income		46,965			40,096

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the Annual Report on Form 10-K as of December 31, 2022, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2023 and 2022 the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2023, the Company had an average balance of Federal Funds sold and other short-term investments of $576.9 million compared to $1.2 billion in the first quarter of 2022.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.”  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

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

Index
Changes in Internal Control over Financial Reporting

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

An investment in the Company involves risks, including the risks discussed in Item 1A. “Risk Factors” of the Company’s 2022 Form 10-K, which risk factors have not materially changed except as set forth below. The risk factors below supersede the similarly captioned risk factors set forth in the 2022 Form 10-K and supplement the other risk factors in the 2022 Form 10-K. The risk factors below reflect modifications to the nature of the risks that have developed since the date on which the 2022 Form 10-K was filed.

The soundness of other financial institutions could adversely affect us.

Recent events relating to the failures of certain banking entities in March and April 2023, including Silicon Valley Bank, Signature Bank and First Republic Bank, has caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, banks, investment banks, mutual funds, and other institutional entities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations. In addition, we anticipate increased regulatory scrutiny and new regulations directed towards regional banks similar in size to us, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability.

Index
Any failure by the U.S. federal government to increase the debt ceiling or any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States or globally. The U.S. federal government hit its borrowing limit, or debt ceiling, on January 19, 2023. If the government fails to increase the debt limit, the U.S. government’s sovereign credit rating may be downgraded and the U.S. government could default on its debts, which could adversely affect the U.S. and global financial markets, banking systems, and economic conditions. Absent intervention by the Federal Reserve, these developments could cause interest rates and borrowing costs to further increase, which may negatively impact our ability to access the debt markets, including the corporate bond markets, on favorable terms. In addition, disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. An extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  Commencing in March 2022, the FOMC increased the target range for the Federal Funds rate seven times in 2022 and twice in 2023 by a total of 475 basis points, to a range of 4.75% to 5.00% as of March 31, 2023. In May 2023, the FOMC increased the target range again by 25 basis points. All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue. In its April 2023 “Beige Book”, the FRB noted that overall economic activity was little changed in recent weeks, while conditions varied across industries and districts. Regional banks continued to report widespread declines in loan demand, ongoing credit tightening, and modestly rising mortgage delinquency rates. More locally, in the New York district, the district in which the Company’s primary operations are located, the FRB stated that regional economic activity was little changed, though goods production picked up noticeably. In addition, inflationary pressures moderated somewhat but remained widespread while conditions in the broad finance sector deteriorated sharply coinciding with recent stress in the banking sector.

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

Inflation rose sharply at the end of 2021 and has continued rising in 2022 and 2023 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended March 31, 2023:

Index
	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2023 through January 31, 2023	-	$-	-	-
February 1, 2023 through February 28, 2023	-	-	-	-
March 1, 2023 through March 31, 2023	-	-	-	200,000
Total	-	$-	-	200,000

(1)
On March 17, 2023 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  There were no repurchases during the three months ended March 31, 2023.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3(a)
Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 5, 2021.

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated May 23, 2019, incorporated by reference to Exhibit 3.2 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 8, 2019.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 9, 2023