Form 10-Q
period 2023-06-30
TRUSTCO BANK CORP N Y
filed 2023-08-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2023
$1 Par Value	19,024,433

TrustCo Bank Corp NY

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
•
Any downgrade in the credit rating of the U.S. government or default by the U.S. government as a result of political conflicts over legislation to raise the U.S. government’s debt limit may have a material adverse effect on us;

•	the soundness of other financial institutions could adversely affect us;
•	Any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings;
•	the allowance for credit losses on loans (“ACLL”) is not sufficient to cover expected loan losses, resulting in a decrease in earnings;
•	our inability to meet the cash flow requirements of our depositors or borrowers or meet our operating cash needs to fund corporate expansion and other activities;
•	we are subject to claims and litigation pertaining to fiduciary responsibility and lender liability;
•	our dependency upon the services of the management team;
•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Interest and dividend income:
Interest and fees on loans	$46,062	$39,604	$90,334	$78,607
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	691	147	1,383	233
State and political subdivisions	1	-	1	1
Mortgage-backed securities and collateralized mortgage obligations - residential	1,543	1,367	3,128	2,454
Corporate bonds	516	522	1,037	755
Small Business Administration-guaranteed participation securities	111	140	228	294
Other securities	3	2	5	4
Total interest and dividends on securities available for sale	2,865	2,178	5,782	3,741

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	75	87	153	177
Total interest on held to maturity securities	75	87	153	177

Federal Reserve Bank and Federal Home Loan Bank stock	110	65	220	127
Interest on federal funds sold and other short-term investments	6,970	2,253	13,525	2,825
Total interest income	56,082	44,187	110,014	85,477

Interest expense:
Interest on deposits:
Interest-bearing checking	49	42	115	86
Savings accounts	655	163	1,185	319
Money market deposit accounts	1,756	210	2,570	424
Time deposits	9,291	536	14,563	1,082
Interest on short-term borrowings	279	176	564	410
Total interest expense	12,030	1,127	18,997	2,321

Net interest income	44,052	43,060	91,017	83,156
Credit provision for credit losses	(500)	(491)	(200)	(691)
Net interest income after credit provision for credit losses	44,552	43,551	91,217	83,847

Noninterest income:
Trustco financial services income	1,412	1,996	3,186	3,829
Fees for services to customers	2,847	2,658	5,495	5,459
Other	339	262	586	811
Total noninterest income	4,598	4,916	9,267	10,099

Noninterest expenses:
Salaries and employee benefits	13,122	11,464	26,405	20,703
Net occupancy expense	4,262	4,254	8,860	8,783
Equipment expense	1,873	1,667	3,835	3,255
Professional services	1,360	1,484	2,967	2,951
Outsourced services	2,491	2,500	4,787	4,780
Advertising expense	518	389	908	1,006
FDIC and other insurance	1,085	804	2,137	1,616
Other real estate expense, net	148	74	373	85
Other	2,468	2,369	4,734	4,591
Total noninterest expenses	27,327	25,005	55,006	47,770

Income before taxes	21,823	23,462	45,478	46,176
Income taxes	5,451	5,591	11,360	11,216

Net income	$16,372	$17,871	$34,118	$34,960

Net income per share:
- Basic	$0.86	$0.93	$1.79	$1.82

- Diluted	$0.86	$0.93	$1.79	$1.82

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$16,372	$17,871	$34,118	$34,960

Net unrealized holding (loss) gain on securities available for sale	(3,718)	(9,211)	1,533	(28,436)
Tax effect	963	2,382	(387)	7,356

Net unrealized (loss) gain on securities available for sale, net of tax	(2,755)	(6,829)	1,146	(21,080)

Amortization of net actuarial gain	(114)	(426)	(228)	(504)
Amortization of prior service cost (credit)	3	123	6	(157)
Tax effect	29	79	58	172
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans, net of tax	(82)	(224)	(164)	(489)

Other comprehensive (loss) gain, net of tax	(2,837)	(7,053)	982	(21,569)
Comprehensive income	$13,535	$10,818	$35,100	$13,391

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS:

Cash and due from banks	$55,662	$43,429
Federal funds sold and other short term investments	547,695	607,170
Total cash and cash equivalents	603,357	650,599

Securities available for sale	452,704	481,513
Held to maturity securities ($6,926 and $7,580 fair value at June 30, 2023 and December 31, 2022, respectively)	7,043	7,707

Federal Reserve Bank and Federal Home Loan Bank stock	6,203	5,797
Loans, net of deferred net costs	4,886,811	4,733,201
Less:
Allowance for credit losses on loans	46,914	46,032
Net loans	4,839,897	4,687,169

Bank premises and equipment, net	32,351	32,556
Operating lease right-of-use assets	43,113	44,727
Other assets	90,957	89,984

Total assets	$6,075,625	$6,000,052

LIABILITIES:
Deposits:
Demand	$791,353	$838,147
Interest-bearing checking	1,082,989	1,183,321
Savings accounts	1,315,893	1,521,473
Money market deposit accounts	625,253	621,106
Time deposits	1,442,959	1,028,763
Total deposits	5,258,447	5,192,810

Short-term borrowings	113,765	122,700
Operating lease liabilities	47,172	48,980
Accrued expenses and other liabilities	34,852	35,575

Total liabilities	5,454,236	5,400,065

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,058,142 shares issued at June 30, 2023 and December 31, 2022, and 19,024,433 shares outstanding at June 30, 2023 and December 31, 2022	20,058	20,058
Surplus	257,078	257,078
Undivided profits	414,251	393,831
Accumulated other comprehensive loss, net of tax	(26,212)	(27,194)
Treasury stock at cost - 1,033,709 shares at June 30, 2023 and December 31, 2022, respectively	(43,786)	(43,786)

Total shareholders’ equity	621,389	599,987

Total liabilities and shareholders’ equity	$6,075,625	$6,000,052

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Loss	Stock	Total

Beginning balance, January 1, 2022	$20,046	$256,661	$349,056	$12,147	$(36,782)	$601,128
Cumulative impact of adoption of ASU 2016-13	-	-	(3,470)	-	-	(3,470)
Balance, January 1, 2022 as adjusted
For impact of adoption of ASU 2016-13	20,046	256,661	345,586	12,147	(36,782)	597,658
Net income	-	-	17,089	-	-	17,089
Other comprehensive loss, net of tax	-	-	-	(14,516)	-	(14,516)
Cash dividend declared, $0.35 per share	-	-	(6,727)	-	-	(6,727)
Purchase of treasury stock 18,114 shares	-	-	-	-	(609)	(609)

Ending balance, March 31, 2022	$20,046	$256,661	$355,948	$(2,369)	$(37,391)	$592,895

Net income	-	-	17,871	-	-	17,871
Other comprehensive loss, net of tax	-	-	-	(7,053)	-	(7,053)
Cash dividend declared, $0.35 per share	-	-	(6,719)	-	-	(6,719)
Purchase of treasury stock 75,000 shares	-	-	-	-	(2,362)	(2,362)

Ending balance, June 30, 2022	$20,046	$256,661	$367,100	$(9,422)	$(39,753)	$594,632

Beginning balance, January 1, 2023	$20,058	$257,078	$393,831	$(27,194)	$(43,786)	$599,987
Net income	-	-	17,746	-	-	17,746
Other comprehensive (loss) income, net of tax	-	-	-	3,819	-	3,819
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2023	$20,058	$257,078	$404,728	$(23,375)	$(43,786)	$614,703

Net income	-	-	16,372	-	-	16,372
Other comprehensive (loss) income, net of tax	-	-	-	(2,837)	-	(2,837)
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, June 30, 2023	$20,058	$257,078	$414,251	$(26,212)	$(43,786)	$621,389

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Six months ended June 30,
	2023	2022

Cash flows from operating activities:
Net income	$34,118	34,960

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,021	2,057
Amortization of right-of-use asset	3,267	3,231
Net gain on sale of other real estate owned	(175)	(73)
Writedown of other real estate owned	107	-
(Credit) provision for credit losses	(200)	(691)
Deferred tax expense (benefit)	1,965	1,281
Net amortization of securities	900	1,289
Net gain on sale of bank premises and equipment	-	(314)
Decrease in taxes receivable	1,394	3,077
Increase in interest receivable	(270)	(1,627)
Increase (decrease) in interest payable	1,444	(21)
Increase in other assets	(3,884)	(3,378)
Decrease in operating lease liabilities	(3,461)	(3,427)
Decrease in accrued expenses and other liabilities	(2,779)	(3,371)
Total adjustments	329	(1,967)
Net cash provided by operating activities	34,447	32,993

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	29,469	43,338
Proceeds from paydowns of held to maturity securities	637	1,335
Purchases of securities available for sale	(5,000)	(172,771)
Proceeds from maturities of securities available for sale	5,000	10,050
Purchases of Federal Home Loan Bank stock	(406)	(193)
Net increase in loans	(153,328)	(101,990)
Proceeds from dispositions of other real estate owned	718	166
Proceeds from dispositions of bank premises and equipment	-	469
Purchases of bank premises and equipment	(1,816)	(1,566)
Net cash used in investing activities	(124,726)	(221,162)

Cash flows from financing activities:
Net increase in deposits	65,637	128,712
Net increase in short-term borrowings	(8,935)	(97,404)
Purchases of treasury stock	-	(2,971)
Dividends paid	(13,665)	(13,454)
Net cash provided by financing activities	43,037	14,883
Net decrease in cash and cash equivalents	(47,242)	(173,286)
Cash and cash equivalents at beginning of period	650,599	1,219,470
Cash and cash equivalents at end of period	$603,357	1,046,184

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$10,586	2,342
Income taxes paid	9,981	8,303
Other non cash items:
Transfer of loans to other real estate owned	-	375
Increase (Decrease) in dividends payable	33	(8)
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	1,533	(28,436)
Change in deferred tax effect on unrealized (gain) loss on securities available for sale	(387)	7,356
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans	(222)	(661)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	58	172
Security purchase settled in subsequent period	-	(5,000)
Impact to retained earnings from adoption of ASC 326, net of tax	-	(3,470)

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2023 is not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022, and the cash flows for the six months ended June 30, 2023 and 2022.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.  Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Risks and Uncertainties:  During the first quarter of 2023 certain banks were placed into receivership by the FDIC and one bank began to voluntarily dissolve.  While the U.S. government intervened to cover depositors, even those with balances exceeding FDIC insurance coverage, there can be no guarantee that the same coverage will be applied if there are future bank failures.  Management believes that the conditions impacting these banks do not present a significant risk to the Company, and the Company has not been directly impacted by the bank failures.  Present economic conditions have caused disruption to the banking system and any additional implications are uncertain.  The Company believes that it has sufficient liquid assets and borrowing sources should there be a liquidity need.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2023 and 2022 is as follows:

(in thousands, except per share data)	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$16,372	$17,871	$34,118	$34,960
Weighted average common shares	19,024	19,153	19,024	19,185
Stock Options	-	-	1	-
Weighted average common shares including potential dilutive shares	19,024	19,153	19,025	19,185

Basic EPS	$0.86	$0.93	$1.79	$1.82

Diluted EPS	$0.86	$0.93	$1.79	$1.82

For the three and six months ended June 30, 2023 there were 77 thousand shares and approximately  52 thousand shares, respectively, of weighted average antidilutive stock options excluded from dilutive earnings.  For the three and six months ended June 30, 2022 there were approximately 89 thousand shares and 60 thousand shares, respectively, of weighted average antidilutive stock options excluded from dilutive earnings. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and six months ended  June 30, 2023 and 2022 for its pension and other postretirement benefit plans:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2023	2022	2023	2022

Service cost	$-	$-	$3	$(9)
Interest cost	304	221	66	51
Expected return on plan assets	(661)	(796)	(290)	(333)
Amortization of net gain	-	-	(114)	(426)
Amortization of prior service cost	-	-	3	123
Net periodic benefit	$(357)	$(575)	$(332)	$(594)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2023	2022	2023	2022

Service cost	$-	$-	$5	$9
Interest cost	606	444	132	103
Expected return on plan assets	(1,341)	(1,613)	(579)	(666)
Amortization of net gain	-	-	(228)	(504)
Amortization of prior service cost (credit)	-	-	6	(157)
Net periodic benefit	$(735)	$(1,169)	$(664)	$(1,215)

Index
The Company does not expect to contribute to its pension and postretirement benefit plans in 2023. As of June 30, 2023, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$119,175	-	5,605	113,570
State and political subdivisions	34	-	-	34
Mortgage backed securities and collateralized mortgage obligations - residential	273,955	13	30,524	243,444
Corporate bonds	80,394	-	3,776	76,618
Small Business Administration - guaranteed participation securities	20,444	-	2,062	18,382
Other	686	-	30	656
Total Securities Available for Sale	$494,688	13	41,997	452,704

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$124,123	1	5,937	118,187
State and political subdivisions	34	-	-	34
Mortgage backed securities and collateralized mortgage obligations - residential	291,431	34	31,149	260,316
Corporate bonds	85,641	-	4,295	81,346
Small Business Administration - guaranteed participation securities	23,115	-	2,138	20,977
Other	686	-	33	653
Total Securities Available for Sale	$525,030	35	43,552	481,513

Index
The following table categorizes the debt securities included in the available for sale portfolio as of June 30, 2023, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$55,284	53,461
Due after one year through five years	145,005	137,417
Mortgage backed securities and collateralized mortgage obligations - residential	273,955	243,444
Small Business Administration - guaranteed participation securities	20,444	18,382
	$494,688	452,704

Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2023
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$52,728	$1,459	$60,841	$4,146	$113,569	$5,605
Mortgage backed securities and collateralized mortgage obligations - residential	40,282	2,477	200,666	28,047	240,948	30,524
Corporate bonds	9,721	293	66,897	3,483	76,618	3,776
Small Business Administration - guaranteed participation securities	-	-	18,382	2,062	18,382	2,062
Other	-	-	619	30	619	30

Total	$102,731	$4,229	$347,405	$37,768	$450,136	$41,997

	December 31, 2022
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$57,849	1,290	55,337	4,647	113,186	5,937
Mortgage backed securities and collateralized mortgage obligations - residential	164,772	13,010	93,009	18,139	257,781	31,149
Corporate bonds	52,805	2,395	28,542	1,900	81,347	4,295
Small Business Administration - guaranteed participation securities	802	71	20,175	2,067	20,977	2,138
Other	49	1	568	32	617	33

Total	$276,277	$16,767	$197,631	$26,785	$473,908	$43,552

There were no allowance for credit losses recorded for securities available for sale during the three and six months ended June 30, 2023.

Index
The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2023 and 2022 are as follows:

	Three months ended June 30,
(dollars in thousands)	2023	2022

Proceeds from sales	$-	-
Proceeds from calls/paydowns	14,811	25,415
Proceeds from maturities	5,000	5,050
Gross realized gains	-	-
Gross realized losses	-	-

	Six months ended June 30,
(dollars in thousands)	2023	2022

Proceeds from sales	$-	-
Proceeds from calls/paydowns	29,469	43,338
Proceeds from maturities	5,000	10,050
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and six months ended June 30, 2023 and 2022.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$7,043	57	174	6,926
Total held to maturity	$7,043	57	174	6,926

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$7,707	90	217	7,580
Total held to maturity	$7,707	90	217	7,580

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of June 30, 2023, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$7,043	6,926
	$7,043	6,926

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

June 30, 2023
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$349	8	2,900	166	3,249	174

Total	$349	8	2,900	166	3,249	174

December 31, 2022
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$3,327	206	258	11	3,585	217

Total	$3,327	206	258	11	3,585	217

There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2023 and 2022.

There were no allowance for credit losses recorded for held to maturity securities during the three and six months ended June 30, 2023.  There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Other-Than-Temporary Impairment

Debt Securities
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model.

Index
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

The Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2023. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low turnover in the portfolio.

As of June 30, 2023, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2023.

Mortgage backed securities and collateralized mortgage obligations – residential:  As of June 30, 2023, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired as of June 30, 2023.

Small Business Administration (SBA) - guaranteed participation securities:  As of June 30, 2023, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2023.

Index
Corporate Bonds & Other:  As of June 30, 2023, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2023.

(5) Loan Portfolio and Allowance for Credit Losses

The following table presents loans by portfolio segment:

	June 30, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$190,361	$39,187	$229,548
Other	21,566	320	$21,886
Real estate mortgage - 1 to 4 family:
First mortgages	2,755,040	1,497,104	$4,252,144
Home equity loans	44,841	13,020	$57,861
Home equity lines of credit	198,067	110,909	$308,976
Installment	12,035	4,361	$16,396
Total loans, net	$3,221,910	$1,664,901	4,886,811
Less: Allowance for credit losses			46,914
Net loans			$4,839,897

*Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2022
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$177,371	$32,551	$209,922
Other	20,221	868	21,089
Real estate mortgage - 1 to 4 family:
First mortgages	2,776,989	1,369,913	4,146,902
Home equity loans	43,999	12,550	56,549
Home equity lines of credit	191,926	94,506	286,432
Installment	9,408	2,899	12,307
Total loans, net	$3,219,914	$1,513,287	4,733,201
Less: Allowance for credit losses			46,032
Net loans			$4,687,169

*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $760 thousand and $1.0 Million as of June 30, 2023 and December 31, 2022, respectively.

Index
At June 30, 2023 and December 31, 2022, the Company had approximately $27.0 million and $36.4 million of real estate construction loans, respectively.  Of the $27.0 million in real estate construction loans at June 30, 2023, approximately $6.3 million are secured by first mortgages to residential borrowers while approximately $20.7 million were to commercial borrowers for residential construction projects.  Of the $36.4 million in real estate construction loans at December 31, 2022, approximately $14.1 million are secured by first mortgages to residential borrowers while approximately $22.3 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans were in the Company’s New York market.

Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses including past events, current conditions. Consistent with adoption date, the Company has determined the stagflation forecast scenario to be appropriate for the June 30, 2023 ACLL calculation.  The Company selected the stagflation economic forecast for credit losses as management expects that markets will experience a slight decline in economic conditions and a slight increase in the unemployment rate over the next two years.

The Company recorded a benefit for credit losses of $500 thousand for the three months ended June 30, 2023, which is the result of a benefit for credit losses on unfunded commitments of $500 thousand.  There was no provision for credit losses on loans during the three months ended June 30, 2023.  The Company recorded a benefit for credit losses of $200 thousand for the six months ended June 30, 2023, which is the result of a benefit for credit losses on unfunded commitments of $800 thousand, and a provision for credit losses on loans of $600 thousand.

The Company recorded a benefit for credit losses of $491 thousand for the three months ended June 30, 2022, which includes a credit to provision for credit losses on loans of $1.0 million, offset by a provision for credit losses on unfunded commitments of $509 thousand.  The Company recorded a benefit for credit losses of $691 thousand for the six months ended June 30, 2022, which includes a credit to provision for credit losses on loans of $1.5 million, offset by a provision for credit losses on unfunded commitments of $809 thousand.

Activity in the allowance for credit losses on loans by portfolio segment for the three months ended June 30, 2023 and 2022 is summarized as follows:

	For the three months ended June 30, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,708	$43,766	$211	$46,685
Loans charged off:
New York and other states*	-	22	29	51
Florida	-	-	40	40
Total loan chargeoffs	-	22	69	91

Recoveries of loans previously charged off:
New York and other states*	129	183	8	320
Florida	-	-	-	-
Total recoveries	129	183	8	320
Net loans (recoveries) charged off	(129)	(161)	61	(229)
(Credit) provision for credit losses	(227)	140	87	-
Balance at end of period	$2,610	$44,067	$237	$46,914

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the three months ended June 30, 2022
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,177	43,931	70	46,178
Loans charged off:
New York and other states*	4	12	14	30
Florida	-	-	-	-
Total loan chargeoffs	4	12	14	30

Recoveries of loans previously charged off:
New York and other states*	4	131	2	137
Florida	-	-	-	-
Total recoveries	4	131	2	137
Net loan recoveries	-	(119)	12	(107)
(Credit) provision for credit losses	97	(1,170)	73	(1,000)
Balance at end of period	$2,274	42,880	131	45,285

* Includes New York, New Jersey, Vermont and Massachusetts.

Activity in the allowance for credit losses on loans by portfolio segment for the six months ended June 30, 2023 and 2022 is summarized as follows:

	For the six months ended June 30, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,596	$43,271	$165	$46,032
Loans charged off:
New York and other states*	-	22	46	68
Florida	-	-	71	71
Total loan chargeoffs	-	22	117	139

Recoveries of loans previously charged off:
New York and other states*	129	236	31	396
Florida	-	25	-	25
Total recoveries	129	261	31	421
Net loans (recoveries) charged off	(129)	(239)	86	(282)
(Credit) provision for credit losses	(115)	557	158	600
Balance at end of period	$2,610	$44,067	$237	$46,914

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the six months ended June 30, 2022
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,135	40,689	443	44,267
Impact of ASU 2016-13, Current Expected Credit Loss (CECL)	$(986)	3,717	(378)	2,353
Balance as of January 1, 2022 as adjuste dfor ASU 2016-13	$2,149	44,406	65	46,620
Loans charged off:
New York and other states*	40	12	25	77
Florida	-	-	-	-
Total loan chargeoffs	40	12	25	77

Recoveries of loans previously charged off:
New York and other states*	4	228	10	242
Florida	-	-	-	-
Total recoveries	4	228	10	242
Net loan recoveries	36	(216)	15	(165)
(Credit) provision for loan losses	161	(1,742)	81	(1,500)
Balance at end of period	$2,274	42,880	131	45,285

* Includes New York, New Jersey, Vermont and Massachusetts.

The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	2,610	44,067	237	46,914

Total ending allowance balance	$2,610	$44,067	$237	$46,914

Loans:
Individually evaluated for impairment	$970	$25,546	$112	$26,628
Collectively evaluated for impairment	250,464	4,593,435	16,284	4,860,183

Total ending loans balance	$251,434	$4,618,981	$16,396	$4,886,811

	December 31, 2022
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,596	43,271	165	46,032

Total ending allowance balance	$2,596	43,271	165	46,032

Loans:
Individually evaluated for impairment	$646	24,967	82	25,695
Collectively evaluated for impairment	230,365	4,464,916	12,225	4,707,506

Total ending loans balance	$231,011	4,489,883	12,307	4,733,201

Index
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in (credit) provision for credit losses in the consolidated income statement.

The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2023 and 2022 were as follows:

(In thousands)	For the three months ended June 30, 2023
Balance at March 31, 2023	$2,612
Credit provision for credit losses	(500)
Balance at June 30, 2023	$2,112

(In thousands)	For the six months ended June 30, 2023
Balance at January 1, 2023	$2,912
Credit provision for credit losses	(800)
Balance at June 30, 2023	$2,112

(In thousands)	For the three months ended June 30, 2022
Balance at March 31, 2022	$2,653
Provision for credit losses	509
Balance at June 30, 2022	$3,162

(In thousands)	For the six months ended June 30, 2022
Balance at January 1, 2022	$18
Impact of Adopting CECL	2,335
Adjusted Balance at January 1, 2022	$2,353
Provision for credit losses	809
Balance at June 30, 2022	$3,162

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of June 30, 2023 and December 31, 2022 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index

As of June 30, 2023, and December 31, 2022 and based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs year to date for each loan type by origination year was as follows:

(in thousands)	As of June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$30,169	$82,912	$25,662	$17,642	$20,990	$43,174	$7,171	$-	$227,720
Special Mention	-	-	-	53	-	234	-	-	287
Substandard	-	-	-	110	-	1,431	-	-	1,541
Total Commercial Loans	$30,169	$82,912	$25,662	$17,805	$20,990	$44,839	$7,171	$-	$229,548
Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial Other:
Risk rating
Pass	$3,062	$4,085	$2,394	$1,783	$510	$2,692	$6,931	$-	$21,457
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	331	-	-	98	-	-	429
Total Commercial Real Estate Loans	$3,062	$4,085	$2,725	$1,783	$510	$2,790	$6,931	$-	$21,886

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$229,280	$574,375	$905,759	$757,908	$354,492	$1,412,169	$2,446	$-	$4,236,429
Nonperforming	-	-	391	603	1,294	13,427	-	-	15,715
Total First Mortgage:	$229,280	$574,375	$906,150	$758,511	$355,786	$1,425,596	$2,446	$-	$4,252,144

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$22	$-	$-	$22
	$-	-	-	-	-	22	-	-	$22

Home Equity Lines:
Risk rating
Performing	$5,673	$6,384	$8,452	$6,028	$7,059	$23,979	$-	$-	$57,575
Nonperforming	-	-	-	-	-	286	-	-	286
Total Home Equity Lines:	$5,673	$6,384	$8,452	$6,028	$7,059	$24,265	$-	$-	$57,861

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home Equity Lines of Credit:
Risk rating
Performing	$781	$770	$409	$529	$42	$16,861	$287,155	$-	$306,547
Nonperforming	-	-	-	-	-	2,121	308	-	2,429
Total Home Equity Credit Lines:	$781	$770	$409	$529	$42	$18,982	$287,463	$-	$308,976

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Installments:
Risk rating
Performing	$5,970	$5,683	$1,888	$550	$404	$745	$1,032	$-	$16,272
Nonperforming	1	-	48	-	73	2	-	-	124
Total Installments	$5,971	$5,683	$1,936	$550	$477	$747	$1,032	$-	$16,396

Installments Loans:
Current-period Gross writeoffs	$-	$57	$37	$6	$-	$17	$-	$-	$117
	$-	$57	$37	$6	$-	$17	$-	$-	$117

Index
(in thousands)	As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$79,430	$29,991	$18,708	$22,790	$16,598	$32,666	$8,022	$-	$208,205
Special Mention	-	-	62	-	243	-	-	-	305
Substandard	-	-	113	-	128	1,171	-	-	1,412
Total Commercial Loans	$79,430	$29,991	$18,883	$22,790	$16,969	$33,837	$8,022	$-	$209,922

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$40	$-	$-	$40
	$-	$-	$-	$-	$-	$40	$-	$-	$40

Commercial Other:
Risk rating
Pass	$2,972	$2,848	$2,273	$590	$674	$2,348	$8,908	-	$20,613
Special mention	-	-	-	-	-	-	39	-	39
Substandard	-	339	-	-	-	98	-	-	437
Total Commercial Real Estate Loans	$2,972	$3,187	$2,273	$590	$674	$2,446	$8,947	$-	$21,089

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$557,981	$933,754	$784,511	$368,137	$257,926	$1,228,776	$1,472	$-	$4,132,557
Nonperforming	-	496	81	844	351	12,573	-	-	14,345
Total First Mortgage:	$557,981	$934,250	$784,592	$368,981	$258,277	$1,241,349	$1,472	$-	$4,146,902

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$5	$-	$-	5
	$-	$-	$-	$-	$-	$5	$-	$-	$5

Home Equity Lines:
Risk rating
Performing	$6,863	$9,124	$6,322	$7,588	$5,240	$21,217	$-	$-	$56,354
Nonperforming	-	-	-	-	66	129	-	-	195
Total Home Equity Lines:	$6,863	$9,124	$6,322	$7,588	$5,306	$21,346	$-	$-	$56,549

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$1,369	$1,246	$740	$52	$100	$18,377	$262,244	$-	$284,128
Nonperforming	-	7	-	-	-	2,111	186	-	2,304
Total Home Equity Credit Lines:	$1,369	$1,253	$740	$52	$100	$20,488	$262,430	$-	$286,432

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$19	$-	$-	19
	$-	$-	$-	$-	$-	$19	$-	$-	$19

Installments:
Risk rating
Performing	$6,385	$2,495	$805	$709	$374	$308	$1,125	$-	$12,201
Nonperforming	20	17	-	65	-	1	3	-	106
Total Installments	$6,405	$2,512	$805	$774	$374	$309	$1,128	$-	$12,307

Installments Loans:
Current-period Gross writeoffs	$1	$47	$22	$7	$2	$9	$-	$-	88
	$1	$47	$22	$7	$2	$9	$-	$-	$88

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of June 30,2023:

	As of June 30, 2023
New York and other states*:
	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	525	525	189,836	190,361
Other	33	8	-	41	21,525	21,566
Real estate mortgage - 1 to 4 family:
First mortgages	2,681	227	8,352	11,260	2,743,780	2,755,040
Home equity loans	65	96	158	319	44,522	44,841
Home equity lines of credit	574	25	656	1,255	196,812	198,067
Installment	37	45	66	148	11,887	12,035

Total	$3,390	401	9,757	13,548	3,208,362	3,221,910

Florida:
	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	39,187	39,187
Other	-	-	314	314	6	320
Real estate mortgage - 1 to 4 family:
First mortgages	506	35	1,307	1,848	1,495,256	1,497,104
Home equity loans	-	-	-	-	13,020	13,020
Home equity lines of credit	95	19	-	114	110,795	110,909
Installment	15	-	46	61	4,300	4,361

Total	$616	54	1,667	2,337	1,662,564	1,664,901

Total:
	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	525	525	229,023	229,548
Other	33	8	314	355	21,531	21,886
Real estate mortgage - 1 to 4 family:
First mortgages	3,187	262	9,659	13,108	4,239,036	4,252,144
Home equity loans	65	96	158	319	57,542	57,861
Home equity lines of credit	669	44	656	1,369	307,607	308,976
Installment	52	45	112	209	16,187	16,396

Total	$4,006	455	11,424	15,885	4,870,926	4,886,811

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of December 31, 2022:

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

* Includes New York, New Jersey, Vermont and Massachusetts.
At June 30, 2023 and December 31, 2022, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Balance Sheet.  As of June 30,2023 other real estate owned included $1.4 million of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $6.9 million as of June 30, 2023 . As of December 31, 2022, other real estate owned included $2.1 million of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $7.4 million as of December 31, 2022.

Loans individually evaluated for impairment include non-accrual commercial loans, as well as all loan modifications. As of June 30, 2023 , there was no allowance for credit losses based on the loan individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications are collectively evaluated to determine the allowance for credit loss.

The following table presents the amortized cost basis in non-accrual loans by portfolio segment:

	As of June 30, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$545	$-	$545
Other	-	314	314
Real estate mortgage - 1 to 4 family:
First mortgages	13,680	2,035	15,715
Home equity loans	240	46	286
Home equity lines of credit	2,252	177	2,429
Installment	124	-	124
Total non-accrual loans	16,841	2,572	19,413
Restructured real estate mortgages - 1 to 4 family	7	-	7
Total nonperforming loans	$16,848	$2,572	$19,420

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2022
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$199	$-	$199
Other	20	314	334
Real estate mortgage - 1 to 4 family:
First mortgages	12,609	1,736	14,345
Home equity loans	153	42	195
Home equity lines of credit	2,187	117	2,304
Installment	23	83	106
Total non-accrual loans	15,191	2,292	17,483
Restructured real estate mortgages - 1 to 4 family	10	-	10
Total nonperforming loans	$15,201	$2,292	$17,493

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of June 30, 2023 and December 31,2022:

	As of June 30, 2023
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$545	$-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	14,406	1,309	-
Home equity loans	195	91	-
Home equity lines of credit	2,349	80	-
Installment	112	12	-
Total loans, net	$17,921	$1,492	-

	As of December 31, 2022
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$160	$39	-
Other	20	314	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,502	843	-
Home equity loans	129	66	-
Home equity lines of credit	2,257	47	-
Installment	82	24	-
Total loans, net	$16,150	$1,333	-

The non-accrual balance of $1.5 million and $1.3 million was collectively evaluated and the associated allowance for credit losses on loans was not material as of June 30, 2023 and December 31, 2022, respectively.

Index
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following table presents the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$656	-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	21,934	-	-
Home equity loans	299	-	-
Home equity lines of credit	3,313	-	-
Installment	112	-	-
Total	$26,628	-	-

	As of December 31, 2022
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$312	-	-
Other	334	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	21,467	-	-
Home equity loans	236	-	-
Home equity lines of credit	3,264	-	-
Installment	82	-	-
Total	$25,695	-	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified. Interest income recognized on loans that are individually evaluated was not material during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and 2022  loans individually evaluated included approximately $8.7 million and $9.5 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

Index
Pursuant to the adoption of ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures (“ASU 2022-02”), a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period needs to be disclosed.

The following table presents the amortized cost basis of loans at June 30, 2023 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended June 30, 2023
New York and other states*:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	238	0.01%
Home equity loans	-	-
Home equity lines of credit	50	0.03%
Installment	-	-

Total	$288	0.01%

Florida:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:		-
First mortgages	342	0.02%
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$342	0.02%

	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	580	0.01%
Home equity loans	-	-
Home equity lines of credit	50	0.02%
Installment	-	-

Total	$630	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the six months ended June 30, 2023
New York and other states*:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	238	0.01%
Home equity loans	-	-
Home equity lines of credit	50	0.03%
Installment	-	-

Total	$288	0.01%

Florida:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	342	0.02%
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$342	0.02%

	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	580	0.01%
Home equity loans	-	-
Home equity lines of credit	50	0.02%
Installment	-	-

Total	$630	0.01%

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified during the six months ended June 30, 2023:

As of June 30, 2023
New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total
Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	238	-	-	-	238
Home equity loans	-	-	-	-	-
Home equity lines of credit	50	-	-	-	50
Installment	-	-	-	-	-

Total	$288	$-	$-	$-	$288

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total
Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	342	-	-	-	342
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$342	$-	$-	$-	$342

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total
Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	580	-	-	-	580
Home equity loans	-	-	-	-	-
Home equity lines of credit	50	-	-	-	50
Installment	-	-	-	-	-

Total	$630	$-	$-	$-	$630

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended June 30, 2023
Weighted
New York and other states*:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	22
Home equity loans	-
Home equity lines of credit	18
Installment	-

Total	$40

Weighted
Florida:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	24
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	$24

Weighted
Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	46
Home equity loans	-
Home equity lines of credit	18
Installment	-

Total	$64

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the six months ended June 30, 2023
Weighted
New York and other states*:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	22
Home equity loans	-
Home equity lines of credit	18
Installment	-

Total	$40

Weghted
Florida:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	24
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	$24

Weighted
Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	46
Home equity loans	-
Home equity lines of credit	18
Installment	-

Total	$64

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
As of June 30, 2023, all loans both experiencing financial difficulty and modified during the six months ended June 30, 2023 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had no allowance for credit losses recorded against these loans as of June 30, 2023. The Company did not have any loan modifications that had a payment default during the six months ended June 30, 2023.

Prior to the adoption of ASU 2022-02, the company accounted for loan modifications as Troubled Debt Restructurings (TDRs) and the following table presents, by class, loans that were modified as TDR’s for the three and six months ended June 30, 2022:

Three months ended June 30, 2022

New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1	73	73
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	1	$73	73

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	-	$-	-

*	Includes New York, New Jersey, Vermont and Massachusetts.

Index
Six months ended June 30, 2022
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	4	443	443
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	4	$443	443

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	-	$-	-

*	Includes New York, New Jersey, Vermont and Massachusetts.

The addition of these TDR’s did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a TDR was the borrower filing for bankruptcy protection. There were no loans that defaulted during the three and six months ended June 30, 2023 and 2022 which had been classified as a loan modification within the prior twelve months.

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

Index
Individually evaluated loans: Periodically the Company records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans.  Non-recurring adjustments can also include certain adjustments for collateral-dependent loans to adjust balances to fair value and generally have had a charge-off through the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process to adjust for differences between the comparable sales and income data available. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. When obtained, non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Loans individually evaluated are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2023 and 2022.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2023 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$113,570	$-	$113,570	$-
State and political subdivisions	34	-	34	-
Mortgage backed securities and collateralized mortgage obligations - residential	243,444	-	243,444	-
Corporate bonds	76,618	-	76,618	-
Small Business Administration- guaranteed participation securities	18,382	-	18,382	-
Other securities	656	25	631	-

Total securities available for sale	$452,704	$25	$452,679	$-

	Fair Value Measurements at
	December 31, 2022 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$118,187	$-	$118,187	$-
State and political subdivisions	34	-	34	-
Mortgage backed securities and collateralized mortgage obligations - residential	260,316	-	260,316	-
Corporate bonds	81,346	-	81,346	-
Small Business Administration- guaranteed participation securities	20,977	-	20,977	-
Other securities	653	-	653	-

Total securities available for sale	$481,513	$-	$481,513	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2023 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,412	$-	$-	$1,412	Sales comparison approach	Adjustments for differences between comparable sales	1% - 80% (28%)

Fair Value Measurements at
December 31, 2022 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,061	$-	$-	$2,061	Sales comparison approach	Adjustments for differences between comparable sales	2% - 47% (18%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $1.4 million at June 30, 2023 and consisted of residential real estate properties. There were no commercial real estate properties.  A valuation charge of $107 thousand is included in earnings for the six months ended June 30, 2023.

Of the total individually evaluated loans of $23.8 million at June 30, 2023, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at June 30, 2023. There were no gross charge-offs related to residential individually evaluated loans included in the table above for the three and six months ended June 30, 2023.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2023 and December 31, 2022 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2023 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$603,357	603,357	-	-	603,357
Securities available for sale	452,704	25	452,679	-	452,704
Held to maturity securities	7,043	-	6,926	-	6,926
Federal Home Loan Bank stock	6,203	N/A	N/A	N/A	N/A
Net loans	4,839,897	-	-	4,428,975	4,428,975
Accrued interest receivable	11,762	100	1,734	9,928	11,762
Financial liabilities:
Demand deposits	791,353	791,353	-	-	791,353
Interest bearing deposits	4,467,094	3,024,135	1,418,561	-	4,442,696
Short-term borrowings	113,765	-	113,765	-	113,765
Accrued interest payable	2,046	208	1,838	-	2,046

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2022 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$650,599	650,599	-	-	650,599
Securities available for sale	481,513	-	481,513	-	481,513
Held to maturity securities	7,707	-	7,580	-	7,580
Federal Reserve Bank and Federal
Home Loan Bank stock	5,797	N/A	N/A	N/A	N/A
Net loans	4,687,169	-	-	4,328,508	4,328,508
Accrued interest receivable	11,492	189	1,866	9,437	11,492
Financial liabilities:
Demand deposits	838,147	838,147	-	-	838,147
Interest bearing deposits	4,354,663	3,325,900	1,012,528	-	4,338,428
Short-term borrowings	122,700	-	122,700	-	122,700
Accrued interest payable	602	60	542	-	602

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended June 30, 2023
		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Loss-	from Accumulated	Loss-
	Balance at	Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	4/1/2023	Reclassifications	Loss	6/30/2023	6/30/2023

Net unrealized holding loss on securities available for sale, net of tax	$(28,370)	$(2,755)	$-	$(2,755)	$(31,125)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,593)	-	(82)	(82)	(2,675)

Accumulated other comprehensive loss, net of tax	$(23,375)	$(2,755)	$(82)	$(2,837)	$(26,212)

	Three months ended June 30, 2022
		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Loss-	from Accumulated	Loss-
	Balance at	Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	4/1/2022	Reclassifications	Loss	6/30/2022	6/30/2022

Net unrealized holding loss on securities available for sale, net of tax	$(14,277)	$(6,829)	$-	$(6,829)	$(21,106)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(1,798)	-	(224)	(224)	(2,022)

Accumulated other comprehensive loss, net of tax	$(2,369)	$(6,829)	$(224)	$(7,053)	$(9,422)

	Six months ended June 30, 2023
		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Income-	from Accumulated	Income-
	Balance at	Before	Other Comprehensive	Six months ended	Balance at
(dollars in thousands)	1/1/2023	Reclassifications	Income	6/30/2023	6/30/2023

Net unrealized holding gain on securities available for sale, net of tax	$(32,271)	$1,146	$-	$1,146	$(31,125)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(2,511)	-	(164)	(164)	(2,675)

Accumulated other comprehensive income (loss), net of tax	$(27,194)	$1,146	$(164)	$982	$(26,212)

	Six months ended June 30, 2022
		Other	Amount	Other
		Comprehensive	reclassified	Comprehensive
		Loss-	from Accumulated	Loss-
	Balance at	Before	Other Comprehensive	Six months ended	Balance at
(dollars in thousands)	1/1/2022	Reclassifications	Loss	6/30/2022	6/30/2022

Net unrealized holding loss on securities available for sale, net of tax	$(26)	$(21,080)	$-	$(21,080)	$(21,106)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(1,533)	-	(489)	(489)	(2,022)

Accumulated other comprehensive income (loss), net of tax	$12,147	$(21,080)	$(489)	$(21,569)	$(9,422)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$114	$426	$228	$504	Salaries and employee benefits
Amortization of prior service (cost) credit	(3)	(123)	(6)	157	Salaries and employee benefits
Income tax benefit	(29)	(79)	(58)	(172)	Income taxes
Net of tax	82	224	164	489

Total reclassifications, net of tax	$82	$224	$164	$489

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-Interest Income. The following table presents the Company’s sources of Non-Interest Income for the three months and six months ended June 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Non-interest income
Service Charges on Deposits
Overdraft fees	$723	647	$1,403	1,293
Other	554	495	1,086	972
Interchange Income	1,628	1,544	3,107	3,246
Wealth management fees	1,412	1,996	3,186	3,829
Other (a)	281	234	485	759

Total non-interest income	$4,598	4,916	$9,267	10,099

(a)	Not within the scope of ASC 606.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2023 the Company did not have any leases with terms of twelve months or less.

As of June 30, 2023, the Company did not have any leases for which the construction had not yet started. At June 30, 2023 lease expiration dates ranged from four months to 21.3 years and have a weighted average remaining lease term of 8.7 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components, which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	June 30,
	2023	2022
Operating lease cost	$2,037	2,071
Variable lease cost	619	545

Total Lease costs	$2,656	2,616

(dollars in thousands)	Six months ended
	June 30,
	2023	2022
Operating lease cost	$4,087	4,123
Variable lease cost	1,204	1,141

Total Lease costs	$5,291	5,264

(dollars in thousands)	Six months ended
	June 30,
	2023	2022
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,165	4,186

Right-of-use assets obtained in exchange for lease obligations:	1,653	2,484

Weighted average remaining lease term	8.7 years	9.2 years
Weighted average discount rate	3.05%	2.97%

Index
Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

(dollars in thousands)
Year ending
December 31,
2023(a)	$4,212
2024	8,379
2025	7,978
2026	7,004
2027	5,767
Thereafter	20,522
Total lease payments	$53,862
Less: Interest	6,690

Present value of lease liabilities	$47,172

(a)	Excluding the six months ended June 30, 2023.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total lease payments from the Company to those entities, which are included in the table above, owed at June 30, 2023, were $3.0 million, which includes interest in the amount of $354 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of June 30, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of June, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of June 30, 2023 and December 31, 2022:

(Bank Only)				Minimum for
	As of June 30, 2023		Well	Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$627,958	10.370%	5.000%	4.000%
Common equity tier 1 capital	627,958	18.477	6.500	7.000
Tier 1 risk-based capital	627,958	18.477	8.000	8.500
Total risk-based capital	670,522	19.730	10.000	10.500

	As of December 31, 2022		Well	Minimum for
				Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$609,998	10.116%	5.000%	4.000%
Common equity tier 1 capital	609,998	18.431	6.500	7.000
Tier 1 risk-based capital	609,998	18.431	8.000	8.500
Total risk-based capital	651,462	19.684	10.000	10.500

(Consolidated)
	As of June 30, 2023		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$647,048	10.682%	4.000%
Common equity tier 1 capital	647,048	19.034	7.000
Tier 1 risk-based capital	647,048	19.034	8.500
Total risk-based capital	689,629	20.286	10.500

	As of December 31, 2022		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$626,628	10.390%	4.000%
Common equity Tier 1 capital	626,628	18.929	7.000
Tier 1 risk-based capital	626,628	18.929	8.500
Total risk-based capital	668,102	20.182	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2023 and December 31, 2022 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) New Accounting Pronouncements

Staff Accounting Bulletin (“SAB”) No. 121 - In March 2022, the SEC issued SAB No. 121. This SAB adds interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for their platform users.  Specifically, this SAB provides interpretive guidance on the accounting and disclosure of obligations to safeguard crypto-assets held for platform users. This guidance was applicable no later than the financial statement covering the first interim or annual period ending after June 15, 2022. The Company reviewed its business activities as of the date of adoption, June 30, 2022, and determined that SAB 121 is not materially impactful to the financial statements. Management has continued to monitor it on a quarterly basis and has determined that SAB 121 is not materially impactful to the financial statements as of June 30, 2023.

ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures: In March 2022, FASB issued ASU 2022-02 - Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the amendments in this ASU require that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments - Credit Losses -Measured at Amortized Cost. For entities, like TrustCo, that have adopted the amendments in ASU 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption was permitted, including adoption in an interim period. An entity may have elected to adopt the loan modification guidance and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted the ASU on January 1, 2023 using the prospective approach and the adoption did not have a material impact to the Company, however, disclosures were modified for the new guidance.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of June 30, 2023, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2023 and June 30, 2022 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2023 and June 30, 2022, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 8, 2023

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and six month periods ended June 30, 2023, with comparisons to the corresponding period in 2022, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2022 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2023, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Economic Overview
During the second quarter of 2023, financial markets demonstrated resilience despite rising inflation, interest rate hikes, and debt ceiling concerns.  For the second quarter of 2023, the S&P 500 Index was up 8.3%, Nasdaq was up 12.8%, and the Dow Jones Industrial Average was up 3.4% compared to the prior quarter.  The 10‑year Treasury bond averaged 3.60% during Q2 2023 compared to 3.65% in Q1 2023, a decrease of 5 basis points.  The 2‑year Treasury bond average rate decreased 9 basis points to 4.26%, which slightly eased the inverted yield curve over the prior quarter.  Consequently, the spread between the 10‑year and the 2-year Treasury bonds increased from -0.70% on average in Q1 to -0.67% in Q2.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer term rates.  Commencing in March 2022, the Federal Open Market Committee (“FOMC”) increased the target range for the Federal Funds rate seven times in 2022 and three times in the first half of 2023 by a total of 500 basis points, to a range of 5.00% to 5.25% as of June 30, 2023.  In July 2023, the FOMC increased the target range again by 25 basis points, to a range of 5.25% to 5.50%.  All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by global economic concerns.

Index
		3 Month Yield (%)	2 Year Yield (%)	5 Year Yield (%)	10 Year Yield (%)	10 - 2 Year Spread (%)

Q2/22	Beg of Q2	0.52	2.28	2.42	2.32	0.04
	Peak	1.83	3.45	3.61	3.49	0.44
	Trough	0.53	2.37	2.55	2.39	-0.05
	End of Q2	1.72	2.92	3.01	2.98	0.06
	Average in Q2	1.10	2.72	2.95	2.93	0.21

Q3/22	Beg of Q3	1.72	2.92	3.01	2.98	0.06
	Peak	3.40	4.30	4.21	3.97	0.04
	Trough	1.73	2.82	2.66	2.60	-0.51
	End of Q3	3.33	4.22	4.06	3.83	-0.39
	Average in Q3	2.75	3.38	3.23	3.10	-0.28

Q4/22	Beg of Q4	3.33	4.22	4.06	3.83	-0.39
	Peak	4.46	4.72	4.45	4.25	-0.25
	Trough	3.45	4.10	3.61	3.42	-0.84
	End of Q4	4.42	4.41	3.99	3.88	-0.53
	Average in Q4	4.19	4.39	4.00	3.83	-0.56

Q1/23	Beg of Q1	4.42	4.41	3.99	3.88	-0.53
	Peak	5.06	5.05	4.34	4.08	-0.38
	Trough	4.52	3.76	3.39	3.37	-1.07
	End of Q1	4.97	4.10	3.66	3.55	-0.55
	Average in Q1	4.78	4.35	3.80	3.65	-0.70

Q2/23	Beg of Q2	4.97	4.10	3.66	3.55	-0.55
	Peak	5.55	4.87	4.14	3.85	-0.38
	Trough	4.86	3.75	3.29	3.30	-1.06
	End of Q2	5.43	4.87	4.13	3.81	-1.06
	Average in Q2	5.27	4.26	3.69	3.60	-0.67

The United States economy experienced several areas of concern throughout 2022 continuing into 2023.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

Index
Recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership.  Additionally, following the rapid withdrawal of deposits and large losses reported by Credit Suisse in Switzerland, Swiss bank UBS Group AG acquired Credit Suisse in an emergency arrangement brokered by the Swiss government.  Additionally, due to the destabilization of First Republic, the FDIC assisted in arranging a sale of First Republic to JPMorgan Chase on May 1, 2023. In response to the U.S. bank failures in the spring of 2023, the Federal Reserve established a Bank Term Funding Program (“BTFP”) to offer emergency loans of up to one year to eligible depository institutions pledging qualifying assets as collateral.  Nevertheless, the closures of those banks and adverse developments affecting other banks over recent months have resulted in heightened levels of market activity and volatility. For instance, the share price of a number of regional banks continues to be adversely affected given continuing concerns regarding the liquidity of these banks and the stability of the banking system in general.  The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates on our business and related financial results, will depend on future developments, which are highly uncertain and difficult to predict. Our businesses and financial results may be impacted by a variety of other factors as well, such as a failure by the federal government to raise the federal debt ceiling and an economic slowdown or recession.

Additionally, in May 2023, the FDIC issued a Notice of Proposed Rulemaking which would implement a special assessment on banks with total assets greater than $5.0 billion to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The FDIC is proposing to collect the special assessment for an estimated eight consecutive quarters beginning with the first quarter 2024.  A final rule is not expected until later in 2023 after a public comment period and the FDIC’s final deliberations have concluded.

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

Financial Overview
TrustCo recorded net income of $16.4 million, or $0.86 of diluted earnings per share, for the three months ended June 30, 2023, compared to net income of $17.9 million, or $0.93 of diluted earnings per share, in the same period in 2022.  Return on average assets was 1.09% and 1.15%, respectively, for the three-months ended June 30, 2023 and 2022.  Return on average equity was 10.61% and 12.08%, respectively, for the three-months ended June 30, 2023 and 2022.

Index
The primary factors accounting for the change in net income for the three months ended June 30, 2023 compared to the same period of the prior year were:

•
An increase in income from interest earning assets of $11.9 million, partially offset by an increase in expense from interest bearing liabilities of $10.9 million, resulted in an increase in net interest income in the second quarter of 2023 compared to the second quarter of 2022 of $1.0 million.

•
A decrease of $318 thousand in noninterest income for the second quarter of 2023 compared to the second quarter 2022.  The decrease is primarily driven by a decrease of $584 thousand in financial services income, partially offset by increases in fees for services to customers.

•	An increase of $2.3 million in noninterest expense for the second quarter of 2023 compared to the second quarter 2022 primarily as a result of an increase in salaries and employee benefits.

TrustCo recorded net income of $34.1 million, or $1.79 of diluted earnings per share, for the six‑months ended June 30, 2023, compared to net income of $35.0 million, or $1.82 of diluted earnings per share, in the same period in 2022.  Return on average assets was 1.14% and 1.13%, respectively, for the six-months ended June 30, 2023 and 2022.  Return on average equity was 11.22% and 11.84%, respectively, for the six-months ended June 30, 2023 and 2022.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial markets and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report on Form 10-K for the year ended December 31, 2022 is a description of the effect interest rates had on the results for the year 2022 compared to 2021.  Many of the same market factors discussed in the 2022 Annual Report, including instability in the financial services sector and heightened global economic concerns, continued to have a significant impact on results through the second quarter of 2023.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020, the target range for the Federal Funds rate was significantly decreased to 0.00% to 0.25% as a result of the COVID-19 pandemic.  However, as discussed above, the FOMC increased the target range for the federal funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50% as of July 2023.

Index
The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short-term instruments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10‑year Treasury.  The Federal Funds sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short-term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive.  Higher market interest rates also generally increase the value of retail deposits.

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield decreased only 5 basis points, on average, during the second quarter of 2023 compared to the first quarter of 2023 and increased 67 basis points as compared to the second quarter of 2022.

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

Index
For the second quarter of 2023, the net interest margin was 2.98%, up 15 basis points versus the prior year’s second quarter.  The quarterly results reflect the following significant factors:

•
The Federal Funds sold and other short-term investments average yield increased 425 basis points in the second quarter of 2023 compared to the same period in 2022 and the average balance decreased $550.4 million over the same period.  The increase in the yield was enough to offset the decrease in the average balance.

•
The average balance of securities available for sale increased by $35.8 million while the average yield increased 42 basis points to 2.27%.  The increase in the average yield was a result of higher yields on investments purchased during 2022.

•	The average loan portfolio grew by $336.0 million to $4.84 billion and the average yield increased 29 basis points to 3.81% in the second quarter of 2023 compared to the same period in 2022.

•
The average balance of interest bearing liabilities decreased $173.2 million and the average rate paid increased 96 basis points to 1.06% in the second quarter of 2023 compared to the same period in 2022.

During the second quarter of 2023, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive shorter term rates which allowed the Bank to maintain our existing deposits.  This strategy drove growth that management believes should sustain TrustCo’s strong liquidity position and continue to allow us to cross sell to these new relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets decreased from $6.09 billion in the second quarter of 2022 to $5.91 billion in the same period of 2023 with an average yield of 3.80% in the second quarter of 2023 and 2.90% in the second quarter of 2022.  There was a continued shift in the mix of assets towards a lower proportion of Federal Funds sold and other short-term investments to securities available for sale and loans.  Interest income on average earning assets increased from $44.2 million in the second quarter of 2022 to $56.1 million in the second quarter of 2023, on a tax equivalent basis.  This increase was primarily driven by the higher interest rates on Federal Funds sold and other short-term investments and securities available for sale, which resulted from the increases in the Federal Funds target rate throughout 2022 and 2023, and also from interest income on loans due to an increased volume of originations year over year at higher interest rates.

Index
Loans
The average balance of loans was $4.84 billion in the second quarter of 2023 and $4.50 billion in the comparable period in 2022.  The yield on loans was up 29 basis points to 3.81%.  Interest income on loans was $46.1 million in the second quarter of 2023 up $6.5 million from the same period in 2022.

Compared to the second quarter of 2022, the average balance of residential mortgage loans, home equity lines of credit, commercial loans, and installment loans all increased.  The average balance of residential mortgage loans was $4.27 billion in the second quarter of 2023 compared to $4.05 billion in 2022, an increase of 5.4%.  The average yield on residential mortgage loans increased by 13 basis points to 3.56% in the second quarter of 2023 compared to 2022.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $50.1 million to an average balance of $249.0 million in the second quarter of 2023 compared to the same period in the prior year.  The average yield on this portfolio was up 46 basis points to 5.29% compared to the prior year period. The Company remains selective in underwriting commercial loans seeking a favorable risk/reward balance.

The average yield on home equity credit lines increased 226 basis points to 6.00% during the second quarter of 2023 compared to the year earlier period. The average balances of home equity credit lines increased 24.4% to $303.1 million in the second quarter of 2023 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2023 was $505.8 million compared to $470.0 million for the comparable period in 2022.  The increase in the balance reflects new investment purchases partially offset by routine paydowns, calls and maturities.   The average yield was 2.27% for the second quarter of 2023 compared to 1.85% for the second quarter of 2022.  The increase in average yield is a result of higher yields on bonds purchased in 2022 as a result of the current interest rate environment.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income, net of tax.

Index
The net unrealized loss in the available for sale securities portfolio was $42.0 million as of June 30, 2023 compared to a net unrealized loss of $43.5 million as of December 31, 2022.  The net unrealized losses in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $7.2 million for the second quarter of 2023 compared to $8.9 million in the second quarter of 2022.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.17% for the second quarter of 2023 compared to 3.93% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The net unrecognized loss in the held to maturity securities portfolio was $174 thousand as of June 30, 2023 compared to a net unrealized loss of $217 thousand as of December 31, 2022.  The decrease in the net unrealized losses in the portfolio is the result of changes in market interest rate levels.

As of June 30, 2023, this portfolio consisted solely of agency issued mortgage-backed securities and collateralized mortgage obligations.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2023 second quarter average balance of Federal Funds sold and other short-term investments was $551.1 million, a $550.4 million decrease from the $1.10 billion average for the same period in 2022.    The yield was 5.07% for the second quarter of 2023 and 0.82% for the comparable period in 2022.  Interest income from this portfolio increased $4.7 million from $2.3 million in 2022 to $7.0 million in 2023.  While the average balances decreased year over year, the increase in the Federal Funds target rate throughout 2022 and into 2023 resulted in an increase in interest income over the same period in the prior year.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) decreased $100.0 million to $4.42 billion for the second quarter of 2023 versus the second quarter in the prior year, and the average rate paid increased from 0.08% for 2022 to 1.07% for 2023.  Total interest expense on these deposits increased from $951 thousand to $11.8 million in the second quarter of 2023 compared to the year earlier period.  From the second quarter of 2022 to the second quarter of 2023, interest bearing demand account average balances were down 10.5%, certificates of deposit average balances were up 41.7%, non-interest demand average balances were down 6.4%, average savings balances decreased 13.6% and money market balances were down 21.2%.   While average balances are down from a year ago, we have grown more deposits as compared to December 2022, and continue to encourage customers to retain these funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

Index
At June 30, 2023, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,296,358
1 to 2 years	51,733
2 to 3 years	2,475
3 to 4 years	90,704
4 to 5 years	1,084
Over 5 years	605
$1,442,959

As of June 30, 2023 and December 31, 2022, approximately $953.0 million and $968.6 million, respectively, of our deposit portfolio were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Average short-term borrowings for the second quarter were $124.1 million in 2023 compared to $197.3 million in 2022.  The average rate increased during this time period from 0.36% in 2022 to 0.90% in 2023.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income
Tax equivalent net interest income increased by $992 thousand to $44.1 million in the second quarter of 2023 compared to the same period in 2022.  The net interest spread was down 6 basis points to 2.74% in the second quarter of 2023 compared to the same period in 2022. As previously noted, the net interest margin was up 15 basis points to 2.98% for the second quarter of 2023 compared to the same period in 2022.

Index
Taxable equivalent net interest income increased by $7.9 million to $91.0 million in the first six-months of 2023 compared to the same period in 2022.  The net interest spread was up 18 basis points to 2.90% in the first six-months of 2023 compared to the same period in 2022.  Net interest margin increased 36 basis points to 3.10% for the first six‑months of 2023 compared to the same period in 2022.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2023:

Nonperforming loans and foreclosed real estate: Total NPLs were $19.4 million at June 30, 2023, compared to $17.5 million at December 31, 2022 and $18.7 million at June 30, 2022.  There were no loans as of June 30, 2023 and 2022 and December 31, 2022 that were past due 90 days or more and still accruing interest.  The coverage ratio, or allowance for credit losses on loans to NPLs, was 241.6% as of June 30, 2023, compared to 263.1% as of December 31, 2022.

At June 30, 2023, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $19.4 million at June 30, 2023, $18.4 million were residential real estate loans, $859 thousand were commercial loans and mortgages and $124 thousand were installment loans, compared to $16.8 million, $533 thousand and $106 thousand, respectively, at December 31, 2022.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $161 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2023 compared to net recoveries $119 thousand for the second quarter of 2022.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its branch franchise area.  At June 30, 2023, 65.9% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 34.1% were in Florida.  Those figures compare to 68.0% and 32.0%, respectively at December 31, 2022.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of June 30, 2023, 13.2% were to Florida borrowers, compared to 86.8% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2023, New York and surrounding areas experienced net recoveries of approximately $269 thousand  and there were net charge-offs of $40 thousand in Florida for the second quarter of 2023.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2023, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loan modifications, as individually evaluated loans.   There were $970 thousand of commercial mortgages and commercial loans classified as individually evaluated as of June 30, 2023 compared to $646 thousand classified as individually evaluated at December 31, 2022.  There were $25.5 million of individually evaluated residential loans at June 30, 2023 compared to $25.0 million classified as individually evaluated at December 31, 2022.

As of June 30, 2023 and December 31, 2022, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At June 30, 2023 there was $1.4 million of foreclosed real estate compared to $2.1 million at December 31, 2022.

Allowance for credit losses on loans: The Company adopted CECL on January 1, 2022. Under this standard, allowances have been  established for loans and commitments to lend. The allowance for credit losses on loans (“ACLL”) replaced the previous allowance for loan losses (“ALL”). The Company recorded a net decrease to undivided profits of $3.5 million, net of $1.2 million in deferred tax balances as of January 1, 2022 for the cumulative effect of adopting CECL.

In the second quarter of 2023, the Company recorded a credit to provision for credit losses of $500 thousand, which was a result of a decrease in unfunded commitments as a result of a corresponding decrease in unfunded loans.  There was no provision for credit losses on loans in the second quarter of 2023 due to the continued low levels of non-performing loans and lack of charge-offs experienced within the loan portfolio.  In the second quarter of 2022, the Company recorded a credit to provision for credit losses of $491 thousand, which includes a credit to provision for credit losses on loans of $1.0 million as a result of improving unemployment and housing price forecasts, offset by a provision for credit losses on unfunded commitments of $509 thousand as a result of a corresponding increase in unfunded loans.

Index
The Company evaluated several external forecasts in choosing the forecast element for the economic components of the allowance for credit losses on loans. The Company selected the stagflation forecast and there have been no changes in the economic forecast modeling since its adoption on January 1, 2022.

From March 31, 2023 to June 30, 2023 the actual performance was in line with the forecasted performance pertaining to key variables such as unemployment rates, consumer price indices, and Gross Metro Product.

See Note 5 of the consolidated interim financial statements for additional discussion related the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans is as follows:

(dollars in thousands)	As of June 30, 2023		As of December 31, 2022
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$2,393	4.72%	$2,343	4.41%
Real estate - construction	277	0.55%	385	0.77%
Real estate mortgage - 1 to 4 family	39,694	88.07%	38,859	88.51%
Home equity lines of credit	4,313	6.32%	4,280	6.05%
Installment Loans	237	0.34%	165	0.26%
	$46,914	100.00%	$46,032	100.00%

At June 30, 2023, the allowance for credit losses on loans was $46.9 million, compared to $45.3 million at June 30, 2022 and $46.0 million at December 31, 2022.  The allowance represents 0.96% of the loan portfolio at both June 30, 2023, 0.97% at December 31, 2022, and 1.00% at June 30, 2022.

During the second quarter of 2023, there were no commercial loan charge-offs, $22 thousand of residential loan charge-offs, and $69 thousand of consumer loan charge-offs, compared with $4 thousand of commercial loan charge-offs, $12 thousand of gross residential mortgage charge-offs, and $14 thousand of consumer loan charge-offs in the second quarter of 2022.  During the second quarter of 2023 there were $129 thousand of commercial loan recoveries, $183 thousand of residential mortgage recoveries, and $8 thousand for consumer loan recoveries, compared to $4 thousand of commercial loan recoveries, $131 thousand of residential mortgage recoveries, and $2 thousand of consumer loan recoveries in the second quarter of 2022.

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

Using this model, the fair value of capital projections as of June 30, 2023 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2023.

The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp, 200bp, 300bp, and 400bp.

As of June 30, 2023	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	24.20%
+300 BP	24.50
+200 BP	25.80
+100 BP	26.50
Current rates	26.30
-100 BP	25.20
-200 BP	22.90
-300 BP	20.00
-400 BP	16.30

Index
Noninterest Income
Total noninterest income for the second quarter of 2023 was $4.6 million compared to $4.9 million for the same period in the prior year.  Financial services income was down $584 thousand in the second quarter of 2023 compared to the same period in the prior year, primarily as a result of a lower average market value of assets under management in the prior year quarter versus the current year quarter. This was partially offset by fees for services to customers increasing $189 thousand over the same period in the prior year.   The fair value of assets under management was $940 million at June 30, 2023, $918 million at December 31, 2022, and $910 million at June 30, 2022.

For the six months ended June 30, 2023 total noninterest income was $9.3 million, down $832 thousand compared to the prior year period.   The decrease is primarily the result of a decrease in financial services income, also as a result of a lower average market value of assets under management in the prior year versus the current year, and a decrease in other income.

Noninterest Expenses
Total noninterest expenses were $27.3 million for the three-months ended June 30, 2023, compared to $25.0 million for the three-months ended June 30, 2022.  Significant changes included a $1.7 million increase in salaries and employee benefits primarily as a result of increases in salaries in order to remain competitive, and a decrease in the benefit from returns on plan assets from the pension and post retirement plan.  Additionally, we had a $206 thousand increase in equipment expense, a $129 thousand increase in advertising expense, and a $281 thousand increase in FDIC and other insurance, partially offset by a decrease of $124 thousand in professional services. Full time equivalent headcount was 793 as of June 30, 2022, 750 as of December 31, 2022, and 791 as of June 30, 2023.  Changes in headcount represent normal fluctuations.

Total noninterest expenses were $55.0 million for the six-months ended June 30, 2023, compared to $47.8 million for the six-months ended June 30, 2022.  Significant changes included an increase of $5.7 million in salaries and employee benefits primarily as a result of a $2 million favorable true-up to the incentive compensation accrual upon payout in the first quarter of 2022, and as described above, increases in salaries in order to remain competitive, and a decrease in the benefit from returns on plan assets from the pension and post retirement plan.  Other significant changes were increases in equipment expense, FDIC and other insurance, other real estate expense, net, and other expenses.

Income Taxes
In the second quarter of 2023, TrustCo recognized income tax expense of $5.5 million compared to $5.6 million for the second quarter of 2022.  The effective tax rates were 25.0% and 23.8% for the second quarters of 2023 and 2022, respectively.  For the first six-months, income taxes were $11.4 million and $11.2 million in 2023 and 2022, respectively. The effective tax rates were 25.0% and 24.3% in 2023 and 2022, respectively.

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

Total shareholders’ equity at June 30, 2023 was $621.4 million compared to $594.6 million at June 30, 2022. TrustCo declared a dividend of $0.36 per share in the second quarter of 2023.  This results in a dividend payout ratio of 41.83% based on second quarter 2023 earnings of $16.4 million.

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

Index
The Bank and the Company reported the following capital ratios as of June 30, 2023 and December 31, 2022:

(Bank Only) (dollars in thousands)	As of June 30, 2023		Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)
	Amount	Ratio

Tier 1 leverage ratio	$627,958	10.370%	5.000%	4.000%
Common equity tier 1 capital	627,958	18.477	6.500	7.000
Tier 1 risk-based capital	627,958	18.477	8.000	8.500
Total risk-based capital	670,522	19.730	10.000	10.500

(dollars in thousands)	As of December 31, 2022		Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)
	Amount	Ratio

Tier 1 leverage ratio	$609,998	10.116%	5.000%	4.000%
Common equity tier 1 capital	609,998	18.431	6.500	7.000
Tier 1 risk-based capital	609,998	18.431	8.000	8.500
Total risk-based capital	651,462	19.684	10.000	10.500

(Consolidated)
	As of June 30, 2023		Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)
(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$647,048	10.682%	4.000%
Common equity tier 1 capital	647,048	19.034	7.000
Tier 1 risk-based capital	647,048	19.034	8.500
Total risk-based capital	689,629	20.286	10.500

	As of December 31, 2022		Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)
(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$626,628	10.390%	4.000%
Common equity Tier 1 capital	626,628	18.929	7.000
Tier 1 risk-based capital	626,628	18.929	8.500
Total risk-based capital	668,102	20.182	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2023 and December 31, 2022 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at June 30, 2023, the consolidated equity to total assets ratio was 10.23%, compared to 10.00% at December 31, 2022 and 9.55% at June 30, 2022.

As of June 30, 2023, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer is taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At June 30, 2023 and 2022, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 41.83% of net income for the second quarter of 2023 and 37.46% of net income for the second quarter of 2022. The per-share dividend paid in the second quarter of 2023 and 2022 was $0.36 and $0.35, respectively.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 6,872 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Share Repurchase Program
On March 17, 2023 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  There were no repurchases during the three and six months ended June 30, 2023.

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

During the three months ended June 30, 2023, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2022 Form 10-K other than what is set forth immediately below.

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
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $30.0 million in 2023 and $19.5 million in 2022.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended June 30, 2023			Three months ended June 30, 2022

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$120,646	$691	2.29%	$71,409	$147	0.83%	$544	152	392
Mortgage backed securities and collateralized mortgage obligations-residential	278,367	1,543	2.20%	282,800	1,367	1.92%	176	(137)	313
State and political subdivisions	34	1	6.74%	41	-	-%	1	-	1
Corporate bonds	85,344	516	2.42%	87,556	522	2.38%	(6)	(44)	38
Small Business Administration-guaranteed
participation securities	20,724	111	2.15%	27,512	140	2.04%	(29)	(75)	46
Other	686	3	1.75%	686	2	1.17%	1	-	1
Total securities available for sale	505,801	2,865	2.27%	470,004	2,178	1.85%	687	(104)	791

Federal funds sold and other short-term Investments	551,087	6,970	5.07%	1,101,489	2,253	0.82%	4,717	(503)	5,220

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	7,204	75	4.17%	8,859	87	3.93%	(12)	(41)	29
Total held to maturity securities	7,204	75	4.17%	8,859	87	3.93%	(12)	(41)	29

Federal Reserve Bank and Federal Home Loan Bank stock	5,868	110	7.50%	5,797	65	4.49%	45	1	44

Commercial loans	249,040	3,295	5.29%	198,972	2,402	4.83%	893	647	246
Residential mortgage loans	4,269,295	37,992	3.56%	4,049,271	34,771	3.43%	3,221	1,931	1,290
Home equity lines of credit	303,134	4,533	6.00%	243,648	2,269	3.74%	2,264	650	1,614
Installment loans	15,734	242	6.16%	9,321	162	6.98%	80	198	(118)
Loans, net of unearned income	4,837,203	46,062	3.81%	4,501,212	39,604	3.52%	6,458	3,426	3,032

Total interest earning assets	5,907,163	56,082	3.80%	6,087,361	44,187	2.90%	11,895	2,779	9,116

Allowance for credit losses on loans	(47,060)			(46,411)
Cash & non-interest earning assets	172,821			193,099
Total assets	$6,032,924			6,234,049

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,083,795	49	0.02%	$1,210,554	$42	0.01%	7	(24)	31
Money market accounts	613,204	1,756	1.15%	777,860	210	0.11%	1,546	(316)	1,862
Savings	1,352,181	655	0.19%	1,564,454	163	0.04%	492	(154)	646
Time deposits	1,372,248	9,291	2.72%	968,560	536	0.22%	8,755	314	8,441
Total interest bearing deposits	4,421,428	11,751	1.07%	4,521,428	951	0.08%	10,800	(180)	10,980
Short-term borrowings	124,089	279	0.90%	197,259	176	0.36%	103	(402)	505
Total interest bearing liabilities	4,545,517	12,030	1.06%	4,718,687	1,127	0.10%	10,903	(582)	11,485

Demand deposits	788,654			842,487
Other liabilities	79,839			79,431
Shareholders' equity	618,914			593,444

Total liabilities and shareholders' equity	$6,032,924			$6,234,049

Net interest income, tax equivalent		44,052			43,060		$992	3,361	(2,369)

Net interest spread			2.74%			2.80%

Net interest margin (net interest income
to total interest earning assets)			2.98%			2.83%

Tax equivalent adjustment		-			-
Net interest income		44,052			43,060

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $29.8 million in 2023 and $14.2 million in 2022.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Six months ended June 30, 2023			Six months ended June 30, 2022
Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income Expense/	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$120,669	1,383	2.29%	$66,609	233	0.70%	$1,150	303	847
Mortgage backed securities and collateralized mortgage obligations-residential	282,683	3,128	2.21%	272,022	2,454	1.80%	674	99	575
State and political subdivisions	34	1	6.74%	41	1	6.73%	-	-	-
Corporate bonds	85,460	1,037	2.43%	70,362	755	2.15%	282	175	107
Small Business Administration-guaranteed participation securities	21,423	228	2.13%	28,685	294	2.05%	(66)	(97)	31
Other	686	5	0.73%	686	4	1.17%	1	-	1
Total securities available for sale	510,955	5,782	1.13%	438,405	3,741	1.71%	2,041	480	1,561

Federal funds sold and other short-term Investments	563,938	13,525	4.84%	1,144,108	2,825	0.50%	10,700	(4,891)	15,591

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	7,372	153	4.16%	9,198	177	3.86%	(24)	(57)	33
Total held to maturity securities	7,372	153	4.16%	9,198	177	3.86%	(24)	(57)	33

Federal Reserve Bank and Federal Home Loan Bank stock	5,833	220	3.77%	5,701	127	4.46%	93	22	71

Commercial loans	243,983	6,319	5.18%	196,991	4,928	5.00%	1,391	1,209	182
Residential mortgage loans	4,241,207	74,906	3.54%	4,028,667	68,968	3.43%	5,938	3,693	2,245
Home equity lines of credit	297,262	8,652	5.87%	238,122	4,393	3.72%	4,259	1,280	2,979
Installment loans	14,535	457	6.35%	9,148	318	7.00%	139	223	(84)
Loans, net of unearned income	4,796,987	90,334	3.77%	4,472,928	78,607	3.52%	11,727	6,405	5,322

Total interest earning assets	5,885,085	110,014	3.75%	6,070,340	85,477	2.82%	24,537	1,959	22,578
Allowance for credit losses on loans	(46,677)			(46,584)
Cash & non-interest earning assets	173,990			200,193
Total assets	$6,012,398			$6,223,949

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,108,452	115	0.02%	$1,201,078	86	0.01%	29	(15)	44
Money market accounts	607,064	2,570	0.85%	784,737	424	0.11%	2,146	(308)	2,454
Savings	1,403,924	1,185	0.17%	1,546,316	319	0.04%	866	(87)	953
Time deposits	1,267,193	14,563	2.32%	966,372	1,082	0.23%	13,481	447	13,034
Total interest bearing deposits	4,386,633	18,433	0.85%	4,498,503	1,911	0.09%	16,522	37	16,485
Short-term borrowings	127,957	564	0.89%	222,755	410	0.37%	154	(503)	657
Total interest bearing liabilities	4,514,590	18,997	0.85%	4,721,258	2,321	0.10%	16,676	(466)	17,142

Demand deposits	802,533			825,685
Other liabilities	81,954			81,520
Shareholders’ equity	613,321			595,486
Total liabilities and shareholders’ equity	$6,012,398			$6,223,949

Net interest income, tax equivalent		91,017			83,156		$7,861	2,425	5,436

Net interest spread			2.90%			2.72%

Net interest margin (net interest income to total interest earning assets)			3.10%			2.74%

Tax equivalent adjustment		-			-
Net interest income		91,017			83,156

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the Annual Report to Shareholders as of December 31, 2022, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month month periods ended June 30, 2023 and 2022, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2023 and 2022, the Company had an average balance of Federal Funds sold and other short-term investments of $551 million and $1.1 billion, respectively.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.” Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Any downgrade in the credit rating of the U.S. government or default by the U.S. government as a result of political conflicts over legislation to raise the U.S. government’s debt limit may have a material adverse effect on us.

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government, including certain government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government may pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. On August 1, 2023, Fitch Ratings also downgraded its U.S. long-term sovereign credit rating from AAA to AA+. A downgrade, or a similar action by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could generally have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide and, therefore, materially adversely affect our business, financial condition and results of operations.

Index
The soundness of other financial institutions could adversely affect us.

Recent events relating to the failures of certain banking entities in March and April 2023, including Silicon Valley Bank, Signature Bank, Silvergate Capital Corp., First Republic Bank, and Credit Suisse, has caused general uncertainty and concern regarding the liquidity adequacy of the banking sector as a whole. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, banks, investment banks, mutual funds, and other institutional entities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations.  In addition, in May 2023, the FDIC issued a Notice of Proposed Rulemaking which would implement a special assessment on banks with total assets greater than $5.0 billion to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.  We anticipate increased regulatory scrutiny and new regulations directed towards regional banks similar in size to us, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability.

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

Index
Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  Commencing in March 2022, the FOMC increased the target range for the Federal Funds rate seven times in 2022 and three times in 2023 by a total of 500 basis points, to a range of 5.00% to 5.25% as of June 30, 2023.  In July 2023, the FOMC increased the target range again by 25 basis points, to a range of 5.25% to 5.50%.  All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue. In its July 2023 “Beige Book”, the FRB noted that overall economic activity increased slightly since May. Regional banks continued to report ongoing declines in loan demand, tighter credit conditions, and narrowing loan spreads.  In addition, inflationary pressures moderated somewhat but remained widespread while conditions in the broad finance sector deteriorated sharply coinciding with recent stress in the banking sector.

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

Index
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

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended June 30, 2023:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2023 through April 30, 2023	-	$-	-	200,000
May 1, 2023 through May 31, 2023	-	-	-	200,000
June 1, 2023 through June 30, 2023	-	-	-	200,000
Total	-	$-	-	200,000
(1)
On March 17, 2023 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  There were no repurchases during the three months ended June 30, 2023.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)           As previously disclosed, the Board of Directors (the “Board”) of TrustCo Bank Corp NY (the “Company”) approved an amendment and restatement of the TrustCo Bank Corp NY 2019 Equity Incentive Plan (as amended and restated, the “Amended and Restated Plan”) on February 21, 2023, and submitted the Amended and Restated Plan for shareholder approval at the 2023 Annual Meeting of Shareholders of the Company on May 18, 2023 (the “2023 Annual Meeting”).  The Company’s shareholders approved the Amended and Restated Plan at the 2023 Annual Meeting.  Among other things, the Amended and Restated Plan increased the number of shares of the Company’s common stock available for issuance under the 2019 Equity Incentive Plan by 300,000 shares.

Index
A description of the terms of the Amended and Restated Plan can be found under the heading “Proposal 2 – Approval of the Amended and Restated 2019 Equity Incentive Plan” in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission (the “Commission”) on April 3, 2023, which description is incorporated by reference herein.  Such description is only a summary and does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Plan, which is set forth in the additional definitive proxy soliciting material filed with the Commission on April 26, 2023 and incorporated by reference herein.

(b)          None.

(c)          During the period covered by this report, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Index
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

10*
TrustCo Bank Corp NY Amended and Restated 2019 Equity Incentive Plan, incorporated by reference to additional definitive proxy soliciting material on Schedule 14A filed by TrustCo Bank Corp NY on April 26, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

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

Date: August 8, 2023