Form 10-Q
period 2023-09-30
TRUSTCO BANK CORP N Y
filed 2023-11-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

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
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2023
$1.00 Par Value	19,024,433

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

•	changes in interest rates, including recent and possible future increases fueled by inflation, may significantly impact our financial condition and results of operations;
•	inflationary pressures and rising prices may affect our results of operations and financial condition;
•	we face exposure to credit risk in our lending activities;
•
any downgrade in the credit rating of the U.S. government or default by the U.S. government as a result of political conflicts over legislation to raise the U.S. government’s debt limit may have a material adverse effect on us;

•	the soundness of other financial institutions could adversely affect us;
•	any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings;
•	the allowance for credit losses on loans (“ACLL”) is not sufficient to cover expected loan losses, resulting in a decrease in earnings;
•	we may not be able to to meet the cash flow requirements of our depositors or borrowers or meet our operating cash needs to fund corporate expansion and other activities;
•	we are subject to claims and litigation pertaining to fiduciary responsibility and lender liability;
•	we are dependent upon the services of the management team;

Index

•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
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

Index
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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Interest and dividend income:
Interest and fees on loans	$47,921	$40,896	$138,255	$119,503
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	672	479	2,055	712
State and political subdivisions	-	1	1	2
Mortgage-backed securities and collateralized mortgage obligations - residential	1,485	1,617	4,613	4,071
Corporate bonds	473	526	1,510	1,281
Small Business Administration-guaranteed participation securities	107	133	335	427
Other securities	2	3	7	7
Total interest and dividends on securities available for sale	2,739	2,759	8,521	6,500

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	73	85	226	262
Total interest on held to maturity securities	73	85	226	262

Federal Home Loan Bank stock	131	80	351	207
Interest on federal funds sold and other short-term investments	6,688	5,221	20,213	8,046
Total interest income	57,552	49,041	167,566	134,518

Interest expense:
Interest on deposits:
Interest-bearing checking	102	43	217	129
Savings accounts	639	200	1,824	519
Money market deposit accounts	2,384	237	4,954	661
Time deposits	11,962	646	26,525	1,728
Interest on short-term borrowings	244	122	808	532
Total interest expense	15,331	1,248	34,328	3,569

Net interest income	42,221	47,793	133,238	130,949
Provision (Credt) for credit losses	100	300	(100)	(391)
Net interest income after provision (credit) for credit losses	42,121	47,493	133,338	131,340

Noninterest income:
Trustco financial services income	1,627	1,435	4,813	5,264
Fees for services to customers	2,590	2,705	8,085	8,164
Other	357	246	943	1,057
Total noninterest income	4,574	4,386	13,841	14,485

Noninterest expenses:
Salaries and employee benefits	12,393	12,134	38,798	32,837
Net occupancy expense	4,358	4,483	13,218	13,266
Equipment expense	1,923	1,532	5,758	4,787
Professional services	1,717	1,375	4,684	4,326
Outsourced services	2,720	2,328	7,507	7,108
Advertising expense	586	508	1,494	1,514
FDIC and other insurance	1,078	773	3,215	2,389
Other real estate expense, net	163	124	536	209
Other	2,522	2,887	7,256	7,478
Total noninterest expenses	27,460	26,144	82,466	73,914

Income before taxes	19,235	25,735	64,713	71,911
Income taxes	4,555	6,371	15,915	17,587

Net income	$14,680	$19,364	$48,798	$54,324

Net income per share:
- Basic	$0.77	$1.01	$2.57	$2.84

- Diluted	$0.77	$1.01	$2.57	$2.84

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$14,680	$19,364	$48,798	$54,324

Net unrealized holding loss on securities available for sale	(7,063)	(20,943)	(5,530)	(49,379)
Tax effect	1,851	5,421	1,464	12,777

Net unrealized loss on securities available for sale, net of tax	(5,212)	(15,522)	(4,066)	(36,602)

Amortization of net actuarial gain	(115)	(280)	(343)	(784)
Amortization of prior service cost (credit)	4	(78)	10	(235)
Tax effect	29	93	87	265
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans, net of tax	(82)	(265)	(246)	(754)

Other comprehensive loss, net of tax	(5,294)	(15,787)	(4,312)	(37,356)
Comprehensive income	$9,386	$3,577	$44,486	$16,968

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS:

Cash and due from banks	$45,940	$43,429
Federal funds sold and other short term investments	461,321	607,170
Total cash and cash equivalents	507,261	650,599

Securities available for sale	450,135	481,513
Held to maturity securities ($6,444 and $7,580 fair value at September 30, 2023 and December 31, 2022, respectively)	6,724	7,707

Federal Home Loan Bank stock	6,203	5,797
Loans, net of deferred net costs	4,960,281	4,733,201
Less:
Allowance for credit losses on loans	47,226	46,032
Net loans	4,913,055	4,687,169

Bank premises and equipment, net	32,135	32,556
Operating lease right-of-use assets	41,475	44,727
Other assets	97,310	89,984

Total assets	$6,054,298	$6,000,052

LIABILITIES:
Deposits:
Demand	$773,293	$838,147
Interest-bearing checking	1,033,898	1,183,321
Savings accounts	1,235,658	1,521,473
Money market deposit accounts	610,012	621,106
Time deposits	1,581,504	1,028,763
Total deposits	5,234,365	5,192,810

Short-term borrowings	103,110	122,700
Operating lease liabilities	45,418	48,980
Accrued expenses and other liabilities	47,479	35,575

Total liabilities	5,430,372	5,400,065

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,058,142 shares issued at September 30, 2023 and December 31, 2022, and 19,024,433 shares outstanding at September 30, 2023 and December 31, 2022, respectively	20,058	20,058
Surplus	257,078	257,078
Undivided profits	422,082	393,831
Accumulated other comprehensive loss, net of tax	(31,506)	(27,194)
Treasury stock at cost - 1,033,709 shares at September 30, 2023 and December 31, 2022, respectively	(43,786)	(43,786)

Total shareholders’ equity	623,926	599,987

Total liabilities and shareholders’ equity	$6,054,298	$6,000,052

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income	Stock	Total

Beginning balance, January 1, 2022	$20,046	256,661	349,056	12,147	(36,782)	601,128
Cumulative impact of adoption of ASU 2016-13	-	-	(3,470)	-	-	(3,470)
Balance, January 1, 2022 as adjusted
For impact of adoption of ASU 2016-13	20,046	256,661	345,586	12,147	(36,782)	597,658
Net income	-	-	17,089	-	-	17,089
Other comprehensive loss, net of tax	-	-	-	(14,516)	-	(14,516)
Cash dividend declared, $0.35 per share	-	-	(6,727)	-	-	(6,727)
Purchase of treasury stock 18,114 shares	-	-	-	-	(609)	(609)

Ending balance, March 31, 2022	$20,046	256,661	355,948	(2,369)	(37,391)	592,895

Net income	-	-	17,871	-	-	17,871
Other comprehensive loss, net of tax	-	-	-	(7,053)	-	(7,053)
Cash dividend declared, $0.35 per share	-	-	(6,719)	-	-	(6,719)
Purchase of treasury stock 75,000 shares	-	-	-	-	(2,362)	(2,362)

Ending balance, June 30, 2022	$20,046	256,661	367,100	(9,422)	(39,753)	594,632

Net income	-	-	19,364	-	-	19,364
Other comprehensive loss, net of tax	-	-	-	(15,787)	-	(15,787)
Cash dividend declared, $0.35 per share	-	-	(6,695)	-	-	(6,695)
Purchase of treasury stock 75,100 shares	-	-	-	-	(2,508)	(2,508)

Ending balance, September 30, 2022	$20,046	256,661	379,769	(25,209)	(42,261)	589,006

Beginning balance, January 1, 2023	$20,058	$257,078	$393,831	$(27,194)	$(43,786)	$599,987
Net income	-	-	17,746	-	-	17,746
Other comprehensive income, net of tax	-	-	-	3,819	-	3,819
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2023	$20,058	$257,078	$404,728	$(23,375)	$(43,786)	$614,703

Net income	-	-	16,372	-	-	16,372
Other comprehensive loss, net of tax	-	-	-	(2,837)	-	(2,837)
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, June 30, 2023	$20,058	$257,078	$414,251	$(26,212)	$(43,786)	$621,389

Net income	-	-	14,680	-	-	14,680
Other comprehensive loss, net of tax	-	-	-	(5,294)	-	(5,294)
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, September 30, 2023	$20,058	$257,078	$422,082	$(31,506)	$(43,786)	$623,926

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Nine months ended September 30,
	2023	2022

Cash flows from operating activities:
Net income	$48,798	$54,324

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,052	3,091
Amortization of right-of-use asset	4,905	4,841
Net gain on sale of other real estate owned	(181)	(99)
Writedown of other real estate owned	143	-
Credit provision for credit losses	(100)	(391)
Deferred tax expense	2,112	1,523
Net amortization of securities	1,332	1,802
Net gain on sale of bank premises and equipment	-	(314)
Decrease in taxes receivable	1,341	4,062
Increase in interest receivable	(1,937)	(1,837)
Increase (decrease) in interest payable	1,878	(1)
Increase in other assets	(7,196)	(4,406)
Decrease in operating lease liabilities	(5,215)	(5,127)
Decrease in accrued expenses and other liabilities	(2,619)	(1,652)
Total adjustments	(2,485)	1,492
Net cash provided by operating activities	46,313	55,816

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	39,346	57,714
Proceeds from paydowns of held to maturity securities	944	1,772
Purchases of securities available for sale	(7,485)	(184,391)
Proceeds from maturities of securities available for sale	5,000	15,050
Purchases of Federal Home Loan Bank stock	(406)	(193)
Net increase in loans	(226,980)	(191,052)
Proceeds from dispositions of other real estate owned	1,108	416
Proceeds from dispositions of bank premises and equipment	-	469
Purchases of bank premises and equipment	(2,631)	(2,150)
Net cash used in investing activities	(191,104)	(302,365)

Cash flows from financing activities:
Net increase in deposits	41,555	13,725
Net change in short-term borrowings	(19,590)	(119,754)
Purchases of treasury stock	-	(5,479)
Dividends paid	(20,512)	(20,149)
Net cash provided by (used in) financing activities	1,453	(131,657)
Net increase in cash and cash equivalents	(143,338)	(378,206)
Cash and cash equivalents at beginning of period	650,599	1,219,470
Cash and cash equivalents at end of period	$507,261	$841,264

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$13,453	$3,570
Income taxes paid	14,611	13,687
Other non cash items:
Transfer of loans to other real estate owned	194	637
Increase (decrease) in dividends payable	35	(8)
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(5,530)	(49,379)
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	1,464	12,777
Amortization of net actuarial gain and prior service cost (credit) on pension and postretirement plans	(333)	(1,019)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	87	265
Securities purchased settled in subsequent period	(12,306)	-
Impact to retained earnings from adoption of ASC 326, net of tax	-	(3,470)

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions. Prior period amounts are reclassified when necessary to conform to the current period presentation. The net income reported for the three and nine months ended September 30, 2023 is not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any interim periods. These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022, and the cash flows for the nine months ended September 30, 2023 and 2022. The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. Results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 1, 2023.

Risks and Uncertainties:  In early 2023 certain banks were placed into receivership by the FDIC and one bank began to voluntarily dissolve. While the U.S. government intervened to cover depositors, even those with balances exceeding FDIC insurance coverage, there can be no guarantee that the same coverage will be applied if there are future bank failures. Management believes that the conditions impacting these banks do not present a significant risk to the Company, and the Company has not been directly impacted by the bank failures. Present economic conditions have caused disruption to the banking system and any additional implications are uncertain. The Company believes that it has sufficient liquid assets and borrowing sources should there be a liquidity need.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2023 and 2022 is as follows:

(in thousands, except per share data)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$14,680	$19,364	$48,798	$54,324
Weighted average common shares	19,024	19,111	19,024	19,159
Stock Options	-	1	-	1
Weighted average common shares including potential dilutive shares	19,024	19,112	19,024	19,160

Basic EPS	$0.77	$1.01	$2.57	$2.84

Diluted EPS	$0.77	$1.01	$2.57	$2.84

For both the three and nine months ended September 30, 2023 there were 77 thousand weighted average antidilutive stock options excluded from dilutive earnings. For both the three and nine months ended September 30, 2022 there were 60 thousand weighted average antidilutive stock options excluded from dilutive earnings.  The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended September 30, 2023 and 2022 for its pension and other postretirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2023	2022	2023	2022

Service cost	$-	$-	$2	$4
Interest cost	304	222	65	52
Expected return on plan assets	(672)	(807)	(288)	(333)
Amortization of net gain	-	-	(115)	(280)
Amortization of prior service cost (credit)	-	-	4	(78)
Net periodic benefit	$(368)	$(585)	$(332)	$(635)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2023	2022	2023	2022

Service cost	$-	$-	$7	$13
Interest cost	910	666	197	155
Expected return on plan assets	(2,013)	(2,420)	(867)	(999)
Amortization of net gain	-	-	(343)	(784)
Amortization of prior service cost (credit)	-	-	10	(235)
Net periodic benefit	$(1,103)	$(1,754)	$(996)	$(1,850)

The Company does not expect to contribute to its pension and postretirement benefit plans in 2023. As of  September 30, 2023, no contributions have been made, however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$126,702	$1	$5,229	$121,474
State and political subdivisions	34	-	-	34
Mortgage backed securities and collateralized mortgage obligations - residential	272,012	1	38,294	233,719
Corporate bonds	80,270	-	3,335	76,935
Small Business Administration - guaranteed participation securities	19,477	-	2,161	17,316
Other	687	-	30	657
Total Securities Available for Sale	$499,182	$2	$49,049	$450,135

	December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$124,123	$1	$5,937	$118,187
State and political subdivisions	34	-	-	34
Mortgage backed securities and collateralized mortgage obligations - residential	291,431	34	31,149	260,316
Corporate bonds	85,641	-	4,295	81,346
Small Business Administration - guaranteed participation securities	23,115	-	2,138	20,977
Other	686	-	33	653
Total Securities Available for Sale	$525,030	$35	$43,552	$481,513

The following table categorizes the debt securities included in the available for sale portfolio as of September 30, 2023, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$60,187	$58,959
Due after one year through five years	142,506	135,144
Due after five years through ten years	5,000	4,997
Mortgage backed securities and collateralized mortgage obligations - residential	272,012	233,719
Small Business Administration - guaranteed participation securities	19,477	17,316
	$499,182	$450,135

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2023
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$14,890	110	104,083	5,119	118,973	5,229
Mortgage backed securities and collateralized mortgage obligations - residential	6,283	214	222,483	38,080	228,766	38,294
Corporate bonds	-	-	76,935	3,335	76,935	3,335
Small Business Administration - guaranteed participation securities	-	-	17,316	2,161	17,316	2,161
Other	34	3	623	27	657	30

Total	$21,207	327	421,440	48,722	442,647	49,049

	December 31, 2022
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$49,279	697	9,900	100	59,179	797
Mortgage backed securities and collateralized mortgage obligations - residential	93,447	1,888	22,098	588	115,545	2,476
Corporate bonds	15,670	171	14,546	454	30,216	625
Other	648	1	-	-	648	1

Total	$159,044	2,757	46,544	1,142	205,588	3,899

There were no allowance for credit losses recorded for securities available for sale during the three or nine months ended September 30, 2023.

Index
The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three months ended September 30,
(dollars in thousands)	2023	2022

Proceeds from sales	$-	-
Proceeds from calls/paydowns	9,877	14,376
Proceeds from maturities	-	5,000
Gross realized gains	-	-
Gross realized losses	-	-

	Nine months ended September 30,
(dollars in thousands)	2023	2022

Proceeds from sales	$-	-
Proceeds from calls/paydowns	39,346	57,714
Proceeds from maturities	5,000	15,050
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and nine months ended September 30, 2023 and 2022.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$6,724	21	301	6,444
Total held to maturity	$6,724	21	301	6,444

	December 31, 2022
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$7,707	90	217	7,580
Total held to maturity	$7,707	90	217	7,580

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of  September 30, 2023, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$6,724	6,444
	$6,724	6,444

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

September 30, 2023
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$1,449	34	2,733	267	4,182	301

Total	$1,449	34	2,733	267	4,182	301

December 31, 2022
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$3,327	206	258	11	3,585	217

Total	$3,327	206	258	11	3,585	217

There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2023 and 2022.

There were no allowance for credit losses recorded for held to maturity securities during the three and nine months ended September 30, 2023.  As of September 30, 2023, there were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

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

The Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2023. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low turnover in the portfolio.

As of September 30, 2023, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2023.

Mortgage backed securities and collateralized mortgage obligations – residential:  At September 30, 2023, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired at September 30, 2023.

Small Business Administration (SBA) - guaranteed participation securities:  At September 30, 2023, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2023.

Index
Corporate Bonds & Other:  At September 30, 2023, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2023.

(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	September 30, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$208,394	$38,933	$247,327
Other	20,947	368	21,315
Real estate mortgage - 1 to 4 family:
First mortgages	2,753,008	1,531,821	4,284,829
Home equity loans	44,873	13,304	58,177
Home equity lines of credit	206,806	125,222	332,028
Installment	12,217	4,388	16,605
Total loans, net	$3,246,245	$1,714,036	4,960,281
Less: Allowance for credit losses			47,226
Net loans			$4,913,055

*Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2022
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$177,371	$32,551	$209,922
Other	20,221	868	21,089
Real estate mortgage - 1 to 4 family:
First mortgages	2,776,989	1,369,913	4,146,902
Home equity loans	43,999	12,550	56,549
Home equity lines of credit	191,926	94,506	286,432
Installment	9,408	2,899	12,307
Total loans, net	$3,219,914	$1,513,287	4,733,201
Less: Allowance for credit losses			46,032
Net loans			$4,687,169

*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $688 thousand and $1.0 Million as of September 30, 2023 and December 31, 2022, respectively.

Index
At September 30, 2023 and December 31, 2022, the Company had approximately $29.3 million and $36.4 million, respectively, of real estate construction loans.  Of the $29.3 million in real estate construction loans at September 30, 2023, approximately $7.8 million are secured by first mortgages to residential borrowers while approximately $21.5 million were to commercial borrowers for residential construction projects.  Of the $36.4 million in real estate construction loans at December 31, 2022, approximately $14.1 million are secured by first mortgages to residential borrowers while approximately $22.3 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans were in the Company’s New York market.

Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses, including past events and current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended September 30, 2023. Consistent with the Company’s economic modeling as of adoption date, the Company has determined the Stagflation forecast scenario to be appropriate for the September 30, 2023 ACLL calculation.  The Company selected the Stagflation economic forecast for credit losses as management expects that markets will experience a slight decline in economic conditions and a slight increase in the unemployment rate over the next two years.

The Company recorded a provision for credit losses of $100 thousand for the three months ended September 30, 2023, which is the result a provision for credit losses on loans of $300 thousand, and a benefit for credit losses on unfunded commitments of $200 thousand. The Company recorded a benefit for credit losses of $100 thousand for the nine months ended September 30, 2023, which is the result of a provision for credit losses on loans of $900 thousand, offset by a benefit for credit losses on unfunded commitments of $1.0 million.

The Company recorded a provision for credit losses of $300 thousand for the three months ended September 30, 2022, which includes a provision for credit losses on loans of $100 thousand, and a provision for credit losses on unfunded commitments of $200 thousand.  The Company recorded a benefit for credit losses of $391 thousand for the nine months ended September 30, 2022, which includes a credit to provision for credit losses on loans of $1.4 million, offset by a provision for credit losses on unfunded commitments of $1.0 million.

Index
Activity in the allowance for credit losses on loans by portfolio segment for the three months ended September 30, 2023 is summarized as follows:

	For the three months ended September 30, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,610	$44,067	$237	$46,914
Loans charged off:
New York and other states*	-	27	23	50
Florida	-	-	-	-
Total loan chargeoffs	-	27	23	50

Recoveries of loans previously charged off:
New York and other states*	-	53	9	62
Florida	-	-	-	-
Total recoveries	-	53	9	62
Net loans (recoveries) charged off	-	(26)	14	(12)
(Credit) provision for credit losses	103	192	5	300
Balance at end of period	$2,713	$44,285	$228	$47,226

* Includes New York, New Jersey, Vermont and Massachusetts.

Activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2022 is summarized as follows:

	For the three months ended September 30, 2022
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,274	42,880	131	45,285
Loans charged off:
New York and other states*	-	13	34	47
Florida	-	-	-	-
Total loan chargeoffs	-	13	34	47

Recoveries of loans previously charged off:
New York and other states*	-	177	-	177
Florida	-	-	2	2
Total recoveries	-	177	2	179
Net loan recoveries	-	(164)	32	(132)
(Credit) provision for credit losses	155	(100)	45	100
Balance at end of period	$2,429	42,944	144	45,517

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Activity in the allowance for credit losses on loans by portfolio segment for the nine months ended September 30, 2023 is summarized as follows:
	For the nine months ended September 30, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,596	$43,271	$165	$46,032
Loans charged off:
New York and other states*	-	49	69	118
Florida	-	-	71	71
Total loan chargeoffs	-	49	140	189

Recoveries of loans previously charged off:
New York and other states*	129	289	40	458
Florida	-	25	-	25
Total recoveries	129	314	40	483
Net loans (recoveries) charged off	(129)	(265)	100	(294)
(Credit) provision for credit losses	(12)	749	163	900
Balance at end of period	$2,713	$44,285	$228	$47,226

* Includes New York, New Jersey, Vermont and Massachusetts.

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2022 is summarized as follows:

	For the nine months ended September 30, 2022
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,135	40,689	443	44,267
Impact of ASU 2016-13, Current Expected Credit Loss (CECL)	(986)	3,717	(378)	2,353
Balance as of January 1, 2022 as adjuste dfor ASU 2016-13	$2,149	44,406	65	46,620
Loans charged off:
New York and other states*	40	25	53	118
Florida	-	-	-	-
Total loan chargeoffs	40	25	53	118

Recoveries of loans previously charged off:
New York and other states*	4	405	4	413
Florida	-	-	2	2
Total recoveries	4	405	6	415
Net loan recoveries	36	(380)	47	(297)
(Credit) provision for loan losses	316	(1,842)	126	(1,400)
Balance at end of period	$2,429	42,944	144	45,517

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	2,713	44,285	228	47,226

Total ending allowance balance	$2,713	$44,285	$228	$47,226

Loans:
Individually evaluated for impairment	$962	$24,521	$106	$25,589
Collectively evaluated for impairment	267,680	4,650,513	16,499	4,934,692

Total ending loans balance	$268,642	$4,675,034	$16,605	$4,960,281

	As of December 31, 2022
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,596	43,271	165	46,032

Total ending allowance balance	$2,596	43,271	165	46,032

Loans:
Individually evaluated for impairment	$646	24,967	82	25,695
Collectively evaluated for impairment	230,365	4,464,916	12,225	4,707,506

Total ending loans balance	$231,011	4,489,883	12,307	4,733,201

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in (credit) provision for credit losses in the consolidated income statement.

Index
The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2023 and 2022 was as follows:

(In thousands)	For the three months ended September 30, 2023
Balance at June 30, 2023	$2,112
(Credit) provision for credit losses	(200)
Balance at September 30, 2023	$1,912

(In thousands)	For the nine months ended September 30, 2023
Balance at January 1, 2023	$2,912
(Credit) provision for credit losses	(1,000)
Balance at September 30, 2023	$1,912

(In thousands)	For the three months ended September 30, 2022
Balance at June 30, 2022	$3,162
Provision for credit losses	200
Balance at September 30, 2022	$3,362

(In thousands)	For the nine months ended September 30, 2022
Balance at January 1, 2022	$18
Impact of Adopting CECL	2,335
Adjusted Balance at January 1, 2022	$2,353
Provision for credit losses	1,009
Balance at September 30, 2022	$3,362
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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of September 30, 2023 and December 31, 2022 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on non-accrual status and loans over 90 days past due and accruing.

Index

As of September 30, 2023, and December 31, 2022 and based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs year to date for each loan type by origination year was as follows:

(in thousands)	As of September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$51,541	$83,437	$24,249	$16,926	$20,322	$42,634	$6,464	$-	$245,573
Special Mention	-	-	-	47	-	230	-	-	277
Substandard	-	-	-	108	-	1,369	-	-	1,477
Total Commercial Loans	$51,541	$83,437	$24,249	$17,081	$20,322	$44,233	$6,464	$-	$247,327

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Other:
Risk rating
Pass	$6,052	$2,968	$2,077	$1,569	$430	$2,536	$5,255	$-	$20,887
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	330	-	-	98	-	-	428
Total Commercial Real Estate Loans	$6,052	$2,968	$2,407	$1,569	$430	$2,634	$5,255	$-	$21,315

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$332,209	$571,064	$890,093	$744,547	$349,235	$1,380,747	$2,818	$-	$4,270,713
Nonperforming	64	210	389	230	1,123	12,100	-	-	14,116
Total First Mortgage:	$332,273	$571,274	$890,482	$744,777	$350,358	$1,392,847	$2,818	$-	$4,284,829

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$27	$22	$-	$-	$49
	$-	-	-	-	27	22	-	-	$49

Home Equity Loans:
Risk rating
Performing	$8,095	$6,112	$8,136	$5,757	$6,667	$23,127	$-	$-	$57,894
Nonperforming	-	-	-	-	-	283	-	-	283
Total Home Equity Loans:	$8,095	$6,112	$8,136	$5,757	$6,667	$23,410	$-	$-	$58,177

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines of Credit:
Risk rating
Performing	$766	$824	$365	$126	$30	$16,765	$310,690	$-	$329,566
Nonperforming	-	-	-	-	-	2,096	366	-	2,462
Total Home Equity Credit Lines:	$766	$824	$365	$126	$30	$18,861	$311,056	$-	$332,028

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Installments:
Risk rating
Performing	$7,330	$5,137	$1,667	$452	$277	$594	$990	$-	$16,447
Nonperforming	-	32	51	-	68	2	5	-	158
Total Installments	$7,330	$5,169	$1,718	$452	$345	$596	$995	$-	$16,605

Installments Loans:
Current-period Gross writeoffs	$-	$58	$49	$6	$10	$17	$-	$-	$140
	$-	$58	$49	$6	$10	$17	$-	$-	$140

Index
(in thousands)	As of December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$79,430	$29,991	$18,708	$22,790	$16,598	$32,666	$8,022	$-	$208,205
Special Mention	-	-	62	-	243	-	-	-	305
Substandard	-	-	113	-	128	1,171	-	-	1,412
Total Commercial Loans	$79,430	$29,991	$18,883	$22,790	$16,969	$33,837	$8,022	$-	$209,922

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$40	$-	$-	$40
	$-	$-	$-	$-	$-	$40	$-	$-	$40

Commercial Other:
Risk rating
Pass	$2,972	$2,848	$2,273	$590	$674	$2,348	$8,908	$-	$20,613
Special mention	-	-	-	-	-	-	39	-	39
Substandard	-	339	-	-	-	98	-	-	437
Total Commercial Real Estate Loans	$2,972	$3,187	$2,273	$590	$674	$2,446	$8,947	$-	$21,089

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$557,981	$933,754	$784,511	$368,137	$257,926	$1,228,776	$1,472	$-	$4,132,557
Nonperforming	-	496	81	844	351	12,573	-	-	14,345
Total First Mortgage:	$557,981	$934,250	$784,592	$368,981	$258,277	$1,241,349	$1,472	$-	$4,146,902

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$5	$-	$-	5
	$-	$-	$-	$-	$-	$5	$-	$-	$5

Home Equity Loans:
Risk rating
Performing	$6,863	$9,124	$6,322	$7,588	$5,240	$21,217	$-	$-	$56,354
Nonperforming	-	-	-	-	66	129	-	-	195
Total Home Equity Loans:	$6,863	$9,124	$6,322	$7,588	$5,306	$21,346	$-	$-	$56,549

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$1,369	$1,246	$740	$52	$100	$18,377	$262,244	$-	$284,128
Nonperforming	-	7	-	-	-	2,111	186	-	2,304
Total Home Equity Credit Lines:	$1,369	$1,253	$740	$52	$100	$20,488	$262,430	$-	$286,432

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$19	$-	$-	19
	$-	$-	$-	$-	$-	$19	$-	$-	$19

Installments:
Risk rating
Performing	$6,385	$2,495	$805	$709	$374	$308	$1,125	$-	$12,201
Nonperforming	20	17	-	65	-	1	3	-	106
Total Installments	$6,405	$2,512	$805	$774	$374	$309	$1,128	$-	$12,307

Installments Loans:
Current-period Gross writeoffs	$1	$47	$22	$7	$2	$9	$-	$-	88
	$1	$47	$22	$7	$2	$9	$-	$-	$88

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of September 30,2023 and December 31,2022:

	As of September 30, 2023

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$522	$522	$207,872	$208,394
Other	-	-	-	-	20,947	20,947
Real estate mortgage - 1 to 4 family:
First mortgages	2,501	824	6,699	10,024	2,742,984	2,753,008
Home equity loans	129	2	158	289	44,584	44,873
Home equity lines of credit	726	171	781	1,678	205,128	206,806
Installment	12	56	59	127	12,090	12,217

Total	$3,368	$1,053	$8,219	$12,640	$3,233,605	$3,246,245

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$38,933	$38,933
Other	-	-	314	314	54	368
Real estate mortgage - 1 to 4 family:
First mortgages	876	-	1,400	2,276	1,529,545	1,531,821
Home equity loans	49	-	-	49	13,255	13,304
Home equity lines of credit	258	-	-	258	124,964	125,222
Installment	48	5	60	113	4,275	4,388

Total	$1,231	$5	$1,774	$3,010	$1,711,026	$1,714,036

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$522	$522	$246,805	$247,327
Other	-	-	314	314	21,001	21,315
Real estate mortgage - 1 to 4 family:
First mortgages	3,377	824	8,099	12,300	4,272,529	4,284,829
Home equity loans	178	2	158	338	57,839	58,177
Home equity lines of credit	984	171	781	1,936	330,092	332,028
Installment	60	61	119	240	16,365	16,605

Total	$4,599	$1,058	$9,993	$15,650	$4,944,631	$4,960,281

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2022

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	161	161	177,210	177,371
Other	18	-	20	38	20,183	20,221
Real estate mortgage - 1 to 4 family:
First mortgages	4,262	921	7,203	12,386	2,764,603	2,776,989
Home equity loans	283	-	67	350	43,649	43,999
Home equity lines of credit	978	-	591	1,569	190,357	191,926
Installment	78	4	23	105	9,303	9,408

Total	$5,619	925	8,065	14,609	3,205,305	3,219,914

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	32,551	32,551
Other	-	-	314	314	554	868
Real estate mortgage - 1 to 4 family:
First mortgages	1,183	243	1,404	2,830	1,367,083	1,369,913
Home equity loans	51	-	-	51	12,499	12,550
Home equity lines of credit	224	-	-	224	94,282	94,506
Installment	6	-	83	89	2,810	2,899

Total	$1,464	243	1,801	3,508	1,509,779	1,513,287

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	161	161	209,761	209,922
Other	18	-	334	352	20,737	21,089
Real estate mortgage - 1 to 4 family:
First mortgages	5,445	1,164	8,607	15,216	4,131,686	4,146,902
Home equity loans	334	-	67	401	56,148	56,549
Home equity lines of credit	1,202	-	591	1,793	284,639	286,432
Installment	84	4	106	194	12,113	12,307

Total	$7,083	1,168	9,866	18,117	4,715,084	4,733,201

* Includes New York, New Jersey, Vermont and Massachusetts.
At September 30, 2023 and December 31, 2022, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due, as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Balance Sheet. As of September 30,2023 other real estate owned included $1.2 million of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $6.3 million as of September 30, 2023. As of December 31, 2022, other real estate owned included $2.1 million of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $7.4 million as of December 31, 2022.

Index
Loans individually evaluated for impairment include non-accrual commercial loans, as well as all loan modifications. As of September 30, 2023 , there was no allowance for credit losses based on the loan individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications are collectively evaluated to determine the allowance for credit loss.

The following table presents the amortized cost basis in non-accrual loans by portfolio segment:

	As of September 30, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$540	$-	$540
Other	-	314	314
Real estate mortgage - 1 to 4 family:
First mortgages	12,128	1,988	14,116
Home equity loans	238	45	283
Home equity lines of credit	2,267	195	2,462
Installment	93	65	158
Total non-accrual loans	15,266	2,607	17,873
Restructured real estate mortgages - 1 to 4 family	5	-	5
Total nonperforming loans	$15,271	$2,607	$17,878

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2022
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$199	$-	$199
Other	20	314	334
Real estate mortgage - 1 to 4 family:
First mortgages	12,609	1,736	14,345
Home equity loans	153	42	195
Home equity lines of credit	2,187	117	2,304
Installment	23	83	106
Total non-accrual loans	15,191	2,292	17,483
Restructured real estate mortgages - 1 to 4 family	10	-	10
Total nonperforming loans	$15,201	$2,292	$17,493

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of September 30, 2023 and December 31,2022:

	As of September 30, 2023
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$540	$-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,470	646	-
Home equity loans	277	6	-
Home equity lines of credit	2,345	117	-
Installment	106	52	-
Total loans, net	$17,052	$821	-

	As of December 31, 2022
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$160	$39	-
Other	20	314	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,502	843	-
Home equity loans	129	66	-
Home equity lines of credit	2,257	47	-
Installment	82	24	-
Total loans, net	$16,150	$1,333	-

The non-accrual balance of $821 thousand and $1.3 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of September 30, 2023 and December 31, 2022, respectively.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Index
 The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$648	-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	20,854	-	-
Home equity loans	378	-	-
Home equity lines of credit	3,289	-	-
Installment	106	-	-
Total	$25,589	-	-

	As of December 31, 2022
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$312	-	-
Other	334	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	21,467	-	-
Home equity loans	236	-	-
Home equity lines of credit	3,264	-	-
Installment	82	-	-
Total	$25,695	-	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified. Interest income recognized on loans that are individually evaluated was not material during the three or nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and 2022  loans individually evaluated included approximately $8.5 and $9.3 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

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

Index
The following table presents the amortized cost basis of loans at September 30, 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended September 30, 2023
New York and other states*:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	255	0.01%
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$255	0.01%

Florida:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:		-
First mortgages	-	-
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$-	-

Total
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	255	0.01%
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$255	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the nine months ended September 30, 2023
New York and other states*:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	490	0.02%
Home equity loans	-	-
Home equity lines of credit	50	0.02%
Installment	-	-

Total	$540	0.02%

Florida:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	340	0.02%
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$340	0.02%

Total
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	830	0.02%
Home equity loans	-	-
Home equity lines of credit	50	0.02%
Installment	-	-

Total	$880	0.02%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified as of September 30, 2023:

As of September 30, 2023

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	351	139	-	-	490
Home equity loans	-	-	-	-	-
Home equity lines of credit	50	-	-	-	50
Installment	-	-	-	-	-

Total	$401	$139	$-	$-	$540

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	340	-	-	-	340
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$340	$-	$-	$-	$340

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	691	139	-	-	830
Home equity loans	-	-	-	-	-
Home equity lines of credit	50	-	-	-	50
Installment	-	-	-	-	-

Total	$741	$139	$-	$-	$880

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended September 30, 2023
Weighted
New York and other states*:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	18
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	18

Weighted
Florida:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	-
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	-

Weighted
Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	18
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	18

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the nine months ended September 30, 2023
Weighted
New York and other states*:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	20
Home equity loans	-
Home equity lines of credit	18
Installment	-

Total	38

Weighted
Florida:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	24
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	24

Weighted
Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	44
Home equity loans	-
Home equity lines of credit	18
Installment	-

Total	62

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
As of September 30, 2023, all loans both experiencing financial difficulty and modified during the nine months ended September 30, 2023 were current under the terms of the agreements. There were no commitments to lend additional funds to the borrowers and there were no charge-offs recorded against the loans. The Company had no allowance for credit losses recorded against these loans as of September 30, 2023. The Company did not have any loan modifications that had a payment default during the nine months ended September 30, 2023.

Prior to the adoption of ASU 2022-02, the company accounted for loan modifications as Troubled Debt Restructurings (TDRs) and the following table presents, by class, loans that were modified as TDR’s for the three and nine months ended September 30, 2022:

Three months ended September 30, 2022

New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	3	282	282
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	3	$282	282

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	-	$-	-

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Nine months ended September 30, 2022
New York and other states*:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	719	719
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	7	$719	719

Florida:		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(dollars in thousands)	Contracts	Investment	Investment

Commercial:
Commercial real estate	-	$-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-
Home equity loans	-	-	-
Home equity lines of credit	-	-	-

Total	-	$-	-

* Includes New York, New Jersey, Vermont and Massachusetts.

The addition of these TDRs did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a TDR was the borrower filing for bankruptcy protection. There were no loans that defaulted during the three and nine months ended September 30, 2023 and 2022 which had been classified as a loan modification within the prior twelve months.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2023 and 2022.

Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2023 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$121,474	$-	$121,474	$-
State and political subdivisions	34	-	34	-
Mortgage backed securities and collateralized mortgage obligations - residential	233,719	-	233,719	-
Corporate bonds	76,935	-	76,935	-
Small Business Administration- guaranteed participation securities	17,316	-	17,316	-
Other securities	657	-	657	-

Total securities available for sale	$450,135	$-	$450,135	$-

	Fair Value Measurements at
	December 31, 2022 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$118,187	$-	$118,187	$-
State and political subdivisions	34	-	34	-
Mortgage backed securities and collateralized mortgage obligations - residential	260,316	-	260,316	-
Corporate bonds	81,346	-	81,346	-
Small Business Administration- guaranteed participation securities	20,977	-	20,977	-
Other securities	653	-	653	-

Total securities available for sale	$481,513	$-	$481,513	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2023 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,185	$-	$-	$1,185	Sales comparison approach	Adjustments for differences between comparable sales	0% - 77% (29%)
Loans individually evaluated	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

Fair Value Measurements at
December 31, 2022 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,061	$-	$-	$2,061	Sales comparison approach	Adjustments for differences between comparable sales	2% - 47% (18%)
Impaired loans:
Real estate mortgage -1 to 4 family	-	-	-	-	Sales comparison	Adjustments for differences between comparable sales	N/A

Other real estate owned, that is carried at fair value less costs to sell was approximately $1.2 million at September 30, 2023 and consisted of residential real estate properties. There were no commercial real estate properties.  A valuation charge of $143 thousand is included in earnings for the nine months ended September 30, 2023.

Of the total individually evaluated loans of $25.6 million at September 30, 2023, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at September 30, 2023. There were no gross charge offs related to residential individually evaluated loans included in the table above for the three and nine months ended September 30, 2023.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at September 30, 2023 and December 31, 2022 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2023 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$507,261	507,261	-	-	507,261
Securities available for sale	450,135	22	450,113	-	450,135
Held to maturity securities	6,724	-	6,444	-	6,444
Federal Home Loan Bank stock	6,203	N/A	N/A	N/A	N/A
Net loans	4,913,055	-	-	4,366,535	4,366,535
Accrued interest receivable	13,429	590	1,873	10,966	13,429
Financial liabilities:
Demand deposits	773,293	773,293	-	-	773,293
Interest bearing deposits	4,461,072	2,879,568	1,556,686	-	4,436,254
Short-term borrowings	103,110	-	103,110	-	103,110
Accrued interest payable	2,480	237	2,243	-	2,480

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2022 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$650,599	650,599	-	-	650,599
Securities available for sale	481,513	-	481,513	-	481,513
Held to maturity securities	7,707	-	7,580	-	7,580
Federal Reserve Bank and Federal
Home Loan Bank stock	5,797	N/A	N/A	N/A	N/A
Net loans	4,687,169	-	-	4,328,508	4,328,508
Accrued interest receivable	11,492	189	1,866	9,437	11,492
Financial liabilities:
Demand deposits	838,147	838,147	-	-	838,147
Interest bearing deposits	4,354,663	3,325,900	1,012,528	-	4,338,428
Short-term borrowings	122,700	-	122,700	-	122,700
Accrued interest payable	602	60	542	-	602

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended September 30, 2023
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2023	Reclassifications	Income	9/30/2023	9/30/2023

Net unrealized holding loss on securities available for sale, net of tax	$(31,125)	(5,212)	-	(5,212)	(36,337)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(2,675)	-	(82)	(82)	(2,757)

Accumulated other comprehensive loss, net of tax	$(26,212)	(5,212)	(82)	(5,294)	(31,506)

	Three months ended September 30, 2022
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2022	Reclassifications	Income	9/30/2022	9/30/2022

Net unrealized holding gain on securities available for sale, net of tax	$(21,106)	(15,522)	-	(15,522)	(36,628)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,022)	-	(265)	(265)	(2,287)

Accumulated other comprehensive loss, net of tax	$(9,422)	(15,522)	(265)	(15,787)	(25,209)

	Nine months ended September 30, 2023
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2023	Reclassifications	Income	9/30/2023	9/30/2023

Net unrealized holding loss on securities available for sale, net of tax	$(32,271)	(4,066)	-	(4,066)	(36,337)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,511)	-	(246)	(246)	(2,757)

Accumulated other comprehensive loss, net of tax	$(27,194)	(4,066)	(246)	(4,312)	(31,506)

	Nine months ended September 30, 2022
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2022	Reclassifications	Income	9/30/2022	9/30/2022

Net unrealized holding gain on securities available for sale, net of tax	$(26)	(36,602)	-	(36,602)	(36,628)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,706	-	-	-	13,706
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(1,533)	-	(754)	(754)	(2,287)

Accumulated other comprehensive income (loss), net of tax	$12,147	(36,602)	(754)	(37,356)	(25,209)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022:

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$115	280	$343	784	Salaries and employee benefits
Amortization of prior service credit (cost)	(4)	78	(10)	235	Salaries and employee benefits
Income tax (benefit) expense	(29)	(93)	(87)	(265)	Income taxes
Net of tax	82	265	246	754

Total reclassifications, net of tax	$82	265	$246	754

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-Interest Income for the three months and nine months ended September 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Non-interest income
Service Charges on Deposits
Overdraft fees	$766	$714	$2,169	$2,007
Other	515	494	1,601	1,466
Interchange Income	1,376	1,546	4,483	4,792
Wealth management fees	1,627	1,435	4,813	5,264
Other (a)	290	197	775	956

Total non-interest income	$4,574	$4,386	$13,841	$14,485

(a)	Not within the scope of ASC 606.

A description of  the Company’s revenue streams accounted in accordance with ASC 606 as follows:

Service charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction‑based, account maintenance and overdraft services. Transaction‑based fees, which include services such as stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed, as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2023, the Company did not have any leases with terms of twelve months or less.

As of September 30, 2023 the Company did not have any leases for which any related construction had not yet started. At September 30, 2023 lease expiration dates ranged from three months to 21.0 years and have a weighted average remaining lease term of 8.6 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	September 30,
	2023	2022
Operating lease cost	$2,045	2,062
Variable lease cost	527	565

Total Lease costs	$2,572	2,627

(dollars in thousands)	Nine months ended
	September 30,
	2023	2022
Operating lease cost	$6,132	6,185
Variable lease cost	1,731	1,706

Total Lease costs	$7,863	7,891

(dollars in thousands)	Nine months ended
	September 30,
	2023	2022
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,268	6,262

Right-of-use assets obtained in exchange for lease obligations:	1,653	2,484

Weighted average remaining lease term	8.6 years	9.0 years
Weighted average discount rate	3.05%	2.96%

Index
Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

(dollars in thousands)
Year ending
December 31,
2023(a)	$2,108
2024	8,379
2025	7,978
2026	7,004
2027	5,767
Thereafter	20,522
Total lease payments	$51,758
Less: Interest	6,340

Present value of lease liabilities	$45,418

(a)	Excluding the nine months ended September 30, 2023.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total lease payments from the Company to those entities, which are included in the table above, owed at September 30, 2023, were $2.9 million, which includes interest of $333 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2023 and December 31, 2022:

(Bank Only)				Minimum for
	As of September 30, 2023		Well	Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$634,460	10.452%	5.000%	4.000%
Common equity tier 1 capital	634,460	18.395	6.500	7.000
Tier 1 risk-based capital	634,460	18.395	8.000	8.500
Total risk-based capital	677,649	19.647	10.000	10.500

	As of December 31, 2022		Well	Minimum for
				Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$609,998	10.116%	5.000%	4.000%
Common equity tier 1 capital	609,998	18.431	6.500	7.000
Tier 1 risk-based capital	609,998	18.431	8.000	8.500
Total risk-based capital	651,462	19.684	10.000	10.500

(Consolidated)
	As of September 30, 2023		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$654,879	10.785%	4.000%
Common equity tier 1 capital	654,879	18.982	7.000
Tier 1 risk-based capital	654,879	18.982	8.500
Total risk-based capital	698,079	20.234	10.500

	As of December 31, 2022		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$626,628	10.390%	4.000%
Common equity Tier 1 capital	626,628	18.929	7.000
Tier 1 risk-based capital	626,628	18.929	8.500
Total risk-based capital	668,102	20.182	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2023 and December 31, 2022 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) New Accounting Pronouncements

Staff Accounting Bulletin (“SAB”) No. 121 - In March 2022, the SEC issued SAB No. 121. This SAB adds interpretive guidance for entities to consider when they have obligations to safeguard crypto-assets held for their platform users.  Specifically, this SAB provides interpretive guidance on the accounting and disclosure of obligations to safeguard crypto-assets held for platform users. This guidance was applicable no later than the financial statement covering the first interim or annual period ending after June 15, 2022. The Company reviewed its business activities as of the date of adoption, June 30, 2022, and determined that SAB 121 is not materially impactful to the financial statements. Management has continued to monitor it on a quarterly basis and has determined that SAB 121 is not materially impactful to the financial statements as of September 30, 2023.

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

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of September 30, 2023, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2023 and September 30, 2022 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2023 and September 30, 2022, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 8, 2023

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and nine month periods ended September 30, 2023, with comparisons to the corresponding period in 2022, as applicable.  Net interest margin is presented on a fully taxable equivalent basis in this discussion.  The consolidated interim financial statements and related notes, as well as the 2022 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2023, should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Economic Overview
During the third quarter of 2023, financial markets did not carry the momentum of the first two quarters.  For the third quarter of 2023, the S&P 500 Index was down 3.65%, Nasdaq was down 4.12%, and the Dow Jones Industrial Average was down 2.62% compared to the prior quarter.  The 10‑year Treasury bond averaged 4.15% during Q3 2023 compared to 3.60% in Q2 2023, an increase of 55 basis points.  The 2‑year Treasury bond average rate increased 66 basis points to 4.92%, which increased the inverted yield curve over the prior quarter.  Consequently, the spread between the 10‑year and the 2-year Treasury bonds widened from -0.67% on average in Q2 to -0.77% in Q3.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer term rates.  Commencing in March 2022, the Federal Open Market Committee (“FOMC”) increased the target range for the Federal Funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50% as of September 30, 2023.  All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by global economic concerns.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q3/22	Beg of Q3	1.72	2.92	3.01	2.98	0.06
	Peak	3.40	4.30	4.21	3.97	0.04
	Trough	1.73	2.82	2.66	2.60	-0.51
	End of Q3	3.33	4.22	4.06	3.83	-0.39
	Average in Q3	2.75	3.38	3.23	3.10	-0.28

Q4/22	Beg of Q4	3.33	4.22	4.06	3.83	-0.39
	Peak	4.46	4.72	4.45	4.25	-0.25
	Trough	3.45	4.10	3.61	3.42	-0.84
	End of Q4	4.42	4.41	3.99	3.88	-0.53
	Average in Q4	4.19	4.39	4.00	3.83	-0.56

Q1/23	Beg of Q1	4.42	4.41	3.99	3.88	-0.53
	Peak	5.06	5.05	4.34	4.08	-0.38
	Trough	4.52	3.76	3.39	3.37	-1.07
	End of Q1	4.97	4.10	3.66	3.55	-0.55
	Average in Q1	4.78	4.35	3.80	3.65	-0.70

Q2/23	Beg of Q2	4.97	4.10	3.66	3.55	-0.55
	Peak	5.55	4.87	4.14	3.85	-0.38
	Trough	4.86	3.75	3.29	3.30	-1.06
	End of Q2	5.43	4.87	4.13	3.81	-1.06
	Average in Q2	5.27	4.26	3.69	3.60	-0.67

Q3/23	Beg of Q3	5.43	4.87	4.13	3.81	-1.06
	Peak	5.61	5.12	4.67	4.61	-0.44
	Trough	5.44	4.59	3.93	3.75	-1.08
	End of Q3	5.55	5.03	4.60	4.59	-0.44
	Average in Q3	5.54	4.92	4.31	4.15	-0.77

The United States economy experienced several areas of concern throughout 2022 continuing into 2023.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

Index
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership.  Additionally, following the rapid withdrawal of deposits and large losses reported by Credit Suisse in Switzerland, Swiss Bank UBS Group AG acquired Credit Suisse in an emergency arrangement brokered by the Swiss government.  Lastly, due to the destabilization of First Republic, the FDIC assisted in arranging a sale of First Republic to JPMorgan Chase on May 1, 2023. In response to the U.S. bank failures in the spring of 2023, the Federal Reserve established a Bank Term Funding Program (“BTFP”) to offer emergency loans of up to one year to eligible depository institutions pledging qualifying assets as collateral.  Nevertheless, the closures of those banks and adverse developments affecting other banks over the course of 2023 have resulted in heightened levels of market activity and volatility. For instance, the share price of a number of regional banks continues to be adversely affected given continuing concerns regarding the liquidity of these banks and the stability of the banking system in general.  The impact of market volatility from the adverse developments in the banking industry along with continued high inflation and rising interest rates on our business and related financial results, will depend on future developments, which are highly uncertain and difficult to predict. Our businesses and financial results may be impacted by a variety of other factors as well, such as a government shutdown, a failure by the federal government to raise the federal debt ceiling, or an economic slowdown or recession.

Additionally, in May 2023, the FDIC issued a Notice of Proposed Rulemaking which would implement a special assessment on banks with total assets greater than $5.0 billion to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.  The FDIC has proposed to collect a special assessment at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods, which it estimates will result in total revenue of $15.8 billion. Because the estimated loss pursuant to the systemic risk determination will be periodically adjusted, the FDIC would retain the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, or impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The FDIC is proposing an effective date of January 1, 2024, with special assessments collected beginning with the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024, with an invoice payment date of June 28, 2024). The special assessment is expected to be recognized, in full, in the reporting period in which the final rule is published.

TrustCo believes that its long-term focus on traditional banking services and practices historically has enabled the Company to avoid significant impact from asset quality problems, and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  Management believes that TrustCo has not engaged in the types of high risk loans and investments that led to the widely reported problems in the industry during the 2007-2009 financial crisis.  Nevertheless, the Company may experience increases in nonperforming loans (“NPLs”) relative to the historical levels that followed the financial crisis from time to time.

Should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of higher interest rates, financial sector instability, a potential or actual default on the federal debt or other reasons, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Index
Financial Overview
TrustCo recorded net income of $14.7 million, or $0.77 of diluted earnings per share, for the three months ended September 30, 2023, compared to net income of $19.4 million, or $1.01 of diluted earnings per share, in the same period in 2022.  Return on average assets was 0.96% and 1.24%, respectively, for the three months ended September 30, 2023 and 2022.  Return on average equity was 9.32% and 12.78%, respectively, for the three months ended September 30, 2023 and 2022.

The primary factors accounting for the change in net income for the three months ended September 30, 2023 compared to the same period of the prior year were:

•
An increase in interest expense of $14.1 million from interest bearing liabilities, offset by an increase in interest income of $8.5 million from interest earning assets, resulting in a decrease in taxable equivalent net interest income in the third quarter of 2023 compared to the third quarter of 2022 of $5.6 million.

•
An increase of $1.3 million in noninterest expense for the third quarter of 2023 compared to the third quarter 2022, primarily as a result of an increase in salaries and employee benefits, equipment expense, professional services, outsourced services, advertising expense, FDIC and other insurance expense, partially offset by decreases in net occupancy expense and other expenses.

TrustCo recorded net income of $48.8 million, or $2.57 of diluted earnings per share, for the nine months ended September 30, 2023, compared to net income of $54.3 million, or $2.84 of diluted earnings per share, in the same period in 2022.  Return on average assets was 1.08% and 1.17%, respectively, for the nine months ended September 30, 2023 and 2022.  Return on average equity was 10.57% and 12.16%, respectively, for the nine months ended September 30, 2023 and 2022.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial markets and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the Annual Report on Form 10-K for the year ended December 31, 2022 is a description of the effect interest rates had on the results for the year 2022 compared to 2021.  Many of the same market factors discussed in the 2022 Annual Report, including instability in the financial services sector and heightened global economic concerns, continued to have a significant impact on results through the third quarter of 2023.

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations and rates paid on deposits and charged on loans.

Index
In the experience of management, the absolute level of interest rates, changes in interest rates and customers’ expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020, the target range for the Federal Funds rate was significantly decreased to 0.00% to 0.25% as a result of the COVID-19 pandemic.  However, as discussed above, the FOMC increased the target range for the federal funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50% as of September 2023.

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

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield increased 0.55 basis points, on average, during the third quarter of 2023 compared to the second quarter of 2023 and increased 105 basis points as compared to the third quarter of 2022.

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

For the third quarter of 2023, the net interest margin was 2.85%, down 31 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $424.3 million while the average yield increased 312 basis points in the third quarter of 2023 compared to the same period in 2022.  The increase in the yield was enough to offset the decrease in the average balance resulting in an increase in interest income of $1.5 million.

•
The average balance of securities available for sale decreased by $31.0 million and the average yield increased 12 basis points to 2.24%.  The increase in the average yield was a result of higher yields on investments purchased during 2022 and 2023.

•
The average loan portfolio grew by $337.6 million to $4.92 billion and the average yield increased 32 basis points to 3.89% in the third quarter of 2023 compared to the same period in 2022.  The average yield increased primarily as a result of higher rates on loan originations as a result of the current interest rate environment.

•
The average balance of interest bearing liabilities decreased $77.2 million and the average rate paid increased 122 basis points to 1.33% in the third quarter of 2023 compared to the same period in 2022.

During the third quarter of 2023, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive shorter term rates which provided the Bank the opportunity to maintain our existing deposits.  This strategy management believes should sustain TrustCo’s strong liquidity position and continue to allow us to cross sell to these new relationships and take advantage of opportunities as they arise.

Index
Earning Assets
Total average interest earning assets decreased from $6.04 billion in the third quarter of 2022 to $5.92 billion in the same period of 2023 with an average yield of 3.88% in the third quarter of 2023 and 3.24% in the third quarter of 2022.  The mix of assets invested in Federal Funds sold and other short-term investments and securities available for sale decreased while loans increased over the prior year period.  Interest income on average earning assets increased from $49.0 million in the third quarter of 2022 to $57.6 million in the third quarter of 2023, on a tax equivalent basis.  This increase was primarily driven by the higher interest rates on Federal Funds sold and other short-term investments and securities available for sale, which resulted from the increases in the Federal Funds target rate throughout 2022 and 2023, and also from interest income on loans due to an increased volume of originations year over year at higher interest rates.

Loans
The average balance of loans was $4.92 billion in the third quarter of 2023 and $4.59 billion in the comparable period in 2022, and the yield on loans was up 32 basis points to 3.89%.  Interest income on loans was $47.9 million in the third quarter of 2023 up $7.0 million from the same period in 2022.  The increase in the yield on loans is a result of the current interest rate environment.

Compared to the third quarter of 2022, the average balance of residential mortgage loans, home equity lines of credit, commercial loans, and installment loans all increased.  The average balance of residential mortgage loans was $4.33 billion in the third quarter of 2023 compared to $4.11 billion in 2022, an increase of 5.3%.  The average yield on residential mortgage loans increased by 20 basis points to 3.64% in the third quarter of 2023 compared to 2022.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $53.6 million to an average balance of $261.1 million in the third quarter of 2023 compared to the same period in the prior year.  The average yield on this portfolio was up 42 basis points to 5.21% compared to the prior year period.  Company remains selective in underwriting commercial loans seeking a favorable risk/reward balance.

The average yield on home equity credit lines increased 173 basis points to 6.12% during the third quarter of 2023 compared to the year earlier period. The average balances of home equity credit lines increased 22.5% to $320.4 million in the third quarter of 2023 as compared to the prior year.

Index
Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2023 was $489.8 million compared to $520.7 million for the comparable period in 2022.  The decreasing balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases.  The average yield was 2.24% for the third quarter of 2023 compared to 2.12% for the third quarter of 2022.  The increase in average yield is a result of higher yields on bonds purchased in 2022 and 2023 as a result of the current interest rate environment.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income, net of tax.

The net unrealized loss in the available for sale securities portfolio was $49.0 million as of September 30, 2023 compared to a net unrealized loss of $43.5 million as of December 31, 2022.  The net unrealized losses in the portfolio is the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $6.9 million for the third quarter of 2023 compared to $8.3 million in the third quarter of 2022.  The decrease in balances reflects routine paydowns and calls.  No new securities were added to this portfolio during the period.  The average yield was 4.22% for the third quarter of 2023 up from 4.08% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The net unrecognized loss in the held to maturity securities portfolio was $280 thousand as of September 30, 2023 compared to a net unrecognized loss of $127 thousand as of December 31, 2022.  The decrease in the net unrecognized losses in the portfolio is the result of changes in market interest rate levels.

As of September 30, 2023, this portfolio consisted solely of agency issued residential mortgage-backed securities and collateralized mortgage obligations.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The average balance of Federal Funds sold and other short‑term investments was $494.6 million for the third quarter of 2023 compared to $918.9 million in the third quarter of 2022.  The yield was 5.37% for the third quarter of 2023 and 2.25% for the comparable period in 2022.  Interest income from this portfolio increased $1.5 million from $5.2 million in 2022 to $6.7 million in 2023.  While the average balance decreased year over year, the increase in the Federal Funds target rate throughout 2022 and 2023 resulted in an increase in interest income over the same period in the prior year.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) decreased $49.1 million to $4.45 billion for the third quarter of 2023 versus the third quarter in the prior year, and the average rate paid increased from 0.10% for 2022 to 1.34% for 2023.  Total interest expense on these deposits increased from $1.1 million to $15.1 million in the third quarter of 2023 compared to the year earlier period.  From the third quarter of 2022 to the third quarter of 2023, interest bearing checking account average balances were down 12.1%, certificates of deposit average balances were up 52.2%, non-interest demand average balances were down 9.6%, average savings balances decreased 18.8% and money market balances were down 16.1%.  While average balances are down from a year ago, we have grown deposits as compared to December 2022, and we continue to encourage customers to retain these funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

At September 30, 2023, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,465,833
1 to 2 years	21,163
2 to 3 years	1,935
3 to 4 years	91,183
4 to 5 years	1,357
Over 5 years	33
$1,581,504

As of September 30, 2023 and December 31, 2022, approximately $956.7 million and $968.6 million, respectively, of our deposit portfolio were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Average short-term borrowings for the third quarter were $110.0 million in 2023 compared to $138.1 million in 2022.  The average rate increased during this time period from 0.35% in 2022 to 0.88% in 2023.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow up to the amount pledged less any collateral reserve utilizing securities and/or loans.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered deposits may be tested from time to time to ensure operational and market readiness.

Index
Net Interest Income
Taxable equivalent net interest income decreased by $5.6 million to $42.2 million in the third quarter of 2023 compared to the same period in 2022.  The net interest spread was down 58 basis points to 2.55% in the third quarter of 2023 compared to the same period in 2022. As previously noted, the net interest margin was also down 31 basis points to 2.85% for the third quarter of 2023 compared to the same period in 2022.  The decrease in both the spread and margin was driven by the increase in deposit costs primarily time deposits outpacing the increase in yield on interest earning assets.

Taxable equivalent net interest income increased by $2.3 million to $133.2 million in the first nine months of 2023 compared to the same period in 2022.  The net interest spread was down 8 basis points to 2.78% in the first nine months of 2023 compared to the same period in 2022.  Net interest margin was up 13 basis points to 3.01% for the first nine months of 2023 compared to the same period in 2022.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of September 30, 2023:

Nonperforming loans and foreclosed real estate: Total NPLs and non-accrual loans were $17.9 million at September 30, 2023, compared to $17.5 million at December 31, 2022 and $18.7 million at September 30, 2022.  There were no loans at September 30, 2023 and 2022 and December 31, 2022 that were past due 90 days or more and still accruing interest.  The coverage ratio, or allowance for credit losses on loans to NPLs, was 264.2% at September 30, 2023, compared to 243.6% at September 30, 2022.

At September 30, 2023, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $17.9 million at September 30, 2023, $16.9 million were residential real estate loans, $854 thousand were commercial loans and mortgages and $158 thousand were installment loans, compared to $16.8 million, $533 thousand and $106 thousand, respectively, at December 31, 2022.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $26 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2023 compared to net recoveries of $164 thousand for the third quarter of 2022.  Management believes that these loans have been appropriately written down where required.

Index
Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.  TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and Central Florida, and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the United States.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in nonaccrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in nonaccrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on nonaccrual loans is evaluated periodically, and the loan balance is written down if the collateral value is insufficient.

The Company originates loans throughout its branch franchise area.  At September 30, 2023, 65.4% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 34.6% were in Florida.  Those figures compare to 68.0% and 32.0%, respectively, at December 31, 2022.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of September 30, 2023, 14.6% were to Florida borrowers, compared to 85.4% to borrowers in New York and surrounding areas.  For the three months ended September 30, 2023, New York and surrounding areas experienced net recoveries of approximately $12 thousand and Florida experienced no net recoveries for the third quarter of 2023.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2023, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

TrustCo has identified nonaccrual commercial and commercial real estate loans, as well as all loan modifications, as individually evaluated loans.  There were $962 thousand of commercial mortgages and commercial loans classified as individually evaluated as of September 30, 2023 compared to $646 thousand classified as individually evaluated  at December 31, 2022.  There were $24.5 million of individually evaluated residential loans at September 30, 2023 compared to $25.0 million classified as individually evaluated at December 31, 2022.

As of September 30, 2023 and December 31, 2022, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2023 there was $1.2 million of foreclosed real estate compared to $2.1 million at December 31, 2022.

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

Index
In the third quarter of 2023, the Company recorded a provision for credit losses of $100 thousand, which includes a provision for credit losses on loans of $300 thousand as a result of continued growth in the loan portfolio partially offset by a sustained low level of NPLs and charge-offs, and a benefit for credit losses on unfunded commitments of $200 thousand as a result of a corresponding decrease in unfunded loan commitments. In the third quarter of 2022, the Company recorded a provision for credit losses of $300 thousand, which includes a provision for credit losses on loans of $100 thousand as a result of continued growth in the loan portfolio partially offset by a sustained low level of NPLs and charge-offs, and a provision for credit losses on unfunded commitments of $200 thousand as a result of a corresponding increase in unfunded loan commitments.

The Company evaluated several external forecasts in choosing the forecast element for the economic components of the allowance for credit losses on loans. The Company selected the stagflation forecast and there have been no changes in the economic forecast modeling since CECL adoption on January 1, 2022.

From June 30, 2023 to September 30, 2023 the actual performance was in line with the forecasted performance pertaining to key variables such as consumer price indices, and Gross Metro Product.

See Note 5 of the consolidated interim financial statements for additional discussion related the process for determining the allowance and provision for credit losses.

The allocation of the allowance for credit losses on loans is as follows:

(dollars in thousands)	As of September 30, 2023		As of December 31, 2022
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$2,490	4.98%	$2,343	4.41%
Real estate - construction	294	0.59%	385	0.77%
Real estate mortgage - 1 to 4 family	39,581	87.40%	38,859	88.51%
Home equity lines of credit	4,633	6.69%	4,280	6.05%
Installment Loans	228	0.34%	165	0.26%
	$47,226	100.00%	$46,032	100.00%

At September 30, 2023, the allowance for loan losses was $47.2 million, compared to $45.5 million at September 30, 2022 and $46.0 million at December 31, 2022.  The allowance represents 0.95% of the loan portfolio as of September 30, 2023, 0.97% at December 31, 2022, and 0.98% at September 30, 2022.

Index
During the third quarter of 2023, there were no commercial loan charge-offs, $27 thousand of residential loan charge-offs, and $23 thousand of consumer loan charge-offs, compared to no commercial loan charge-offs, $13 thousand of residential loan charge-offs, and $34 thousand of consumer loan charge-offs in the third quarter of 2022.  During the third quarter of 2023 there were no commercial loan recoveries, $53 thousand of residential mortgage recoveries, and $9 thousand for consumer loan recoveries, compared to no commercial loan recoveries, $177 thousand of residential mortgage recoveries, and $2 thousand for consumer loan recoveries in the third quarter of 2022.

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

Using this model, the fair value of capital projections as of September 30, 2023 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2023. The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or to decrease by 100 bp, 200 bp, 300 bp and 400 bp.

Index
Estimated Percentage of
Fair value of Capital to
As of September 30, 2023	Fair value of Assets
+400 BP	22.10%
+300 BP	22.60
+200 BP	24.10
+100 BP	25.60
Current rates	25.90
-100 BP	25.50
-200 BP	23.90
-300 BP	21.40
-400 BP	18.50

Noninterest Income
Total noninterest income for the third quarter of 2023 was $4.6 million compared to $4.4 million in the third quarter of 2022.  Financial Services income was up $192 thousand to $1.6 million in the third quarter of 2023 as compared to the year-ago period, primarily as a result of higher market values of assets under management.  The fair value of assets under management was $902 million at September 30, 2023, $918 million as of December 31, 2022, and $865 million at September 30, 2022.  Fees for services to customers were down $115 thousand over the same period in the prior year, primarily as a result of less interchange income.

For the nine months ended September 30, 2023 total noninterest income was $13.8 million, down $644 thousand compared to the prior year period.  The decrease is primarily the result of less interchange income, less Financial Services income and less other income.

Noninterest Expenses
Total noninterest expenses were $27.5 million for the three months ended September 30, 2023, compared to $26.1 million for the three months ended September 30, 2022.  Significant changes included a $259 thousand increase in salaries and employee benefits, a $391 thousand increase in equipment expense, a $342 thousand increase in professional services, a $392 increase in outsourced services, and a $305 thousand increase in FDIC and other insurance, partially offset by a $125 thousand decrease in net occupancy expense, and a $365 thousand decrease in other expenses. Full time equivalent headcount was 753 as of September 30, 2022, 750 as of December 31, 2022, and 764 as of September 30, 2023.  Changes in headcount represent normal fluctuations.

Total noninterest expenses were $82.5 million for the nine months ended September 30, 2023, compared to $73.9 million for the nine-months ended September 30, 2022.  Significant changes included an increase of $6.0 million in salaries and employee benefits primarily as a result of a $2 million favorable true-up to the incentive compensation accrual upon payout in the first quarter of 2022, increases in salaries in order to remain competitive, and a decrease in the benefit from returns on plan assets from the pension and post retirement plan.  Other significant changes were an increase in equipment expense of $971 thousand, an increase in professional services of $358 thousand, an increase in outsourced services of $399 thousand, an increase in FDIC and other insurance of $826 thousand, and an increase in other real estate expense, net, of $327 thousand partially offset by a decrease in other expenses of $222 thousand.

Index
Income Taxes
In the third quarter of 2023, TrustCo recognized income tax expense of $4.6 million compared to $6.4 million for the third quarter of 2022.  The effective tax rates were 23.7% and 24.8% for the third quarters of 2023 and 2022, respectively.  For the first nine months, income taxes were $15.9 million and $17.6 million in 2023 and 2022, respectively. The effective tax rate was 24.6% and 24.5% for 2023 and 2022, respectively.

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

Total shareholders’ equity at September 30, 2023 was $623.9 million compared to $589.0 million at September 30, 2022. TrustCo declared a dividend of $0.36 per share in the third quarter of 2023.  This results in a dividend payout ratio of 46.65% based on third quarter 2023 earnings of $14.7 million.

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

Index
The Bank and the Company reported the following capital ratios as of September 30, 2023 and December 31, 2022:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of September 30, 2023		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$634,460	10.452%	5.000%	4.000%
Common equity tier 1 capital	634,460	18.395	6.500	7.000
Tier 1 risk-based capital	634,460	18.395	8.000	8.500
Total risk-based capital	677,649	19.647	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2022		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$609,998	10.116%	5.000%	4.000%
Common equity tier 1 capital	609,998	18.431	6.500	7.000
Tier 1 risk-based capital	609,998	18.431	8.000	8.500
Total risk-based capital	651,462	19.684	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of September 30, 2023		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$654,879	10.785%	4.000%
Common equity tier 1 capital	654,879	18.982	7.000
Tier 1 risk-based capital	654,879	18.982	8.500
Total risk-based capital	698,079	20.234	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2022		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$626,628	10.390%	4.000%
Common equity Tier 1 capital	626,628	18.929	7.000
Tier 1 risk-based capital	626,628	18.929	8.500
Total risk-based capital	668,102	20.182	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The September 30, 2023 and December 31, 2022 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at September 30, 2023, the consolidated equity to total assets ratio was 10.31%, compared to 10.00% at December 31, 2022 and 9.69% at September 30, 2022.

Index
As of September 30, 2023, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer taken into account. Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At September 30, 2023 and 2022, Trustco Bank met the definition of “well-capitalized.”

As noted, the Company’s dividend payout ratio was 46.65% of net income for the third quarter of 2023 and 34.57% of net income for the third quarter of 2022. The per-share dividend paid in the third quarter of 2023 and 2022 was $0.36 and $0.35, respectively.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 6,771 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Share Repurchase Program
On March 17, 2023 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  There were no repurchases during the three and nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, there were no significant changes to our critical accounting policies and estimates as compared to the critical accounting policies disclosed in our annual report on Form 10-K for the year ended December 31, 2022.  Reference is made to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of $$33.1 million in 2023 and $25.4 million in 2022.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	September 30, 2023			September 30, 2022

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$119,406	$672	2.25%	$104,633	$479	1.83%	$193	$73	$120
Mortgage backed securities and collateralized mortgage obligations residential	269,535	1,485	2.19%	302,886	1,617	2.13%	(132)	(408)	276
State and political subdivisions	34	-	6.74%	41	1	8.12%	(1)	(1)	-
Corporate bonds	80,331	473	2.36%	86,965	526	2.42%	(53)	(40)	(13)
Small Business Administration-guaranteed participation securities	19,801	107	2.15%	25,533	133	2.08%	(26)	(57)	31
Other	686	2	1.17%	686	3	1.75%	(1)	-	(1)

Total securities available for sale	489,793	2,739	2.24%	520,744	2,759	2.12%	(20)	(433)	413

Federal funds sold and other short-term Investments	494,597	6,688	5.37%	918,909	5,221	2.25%	1,467	(13,966)	15,433

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	6,877	73	4.22%	8,306	85	4.08%	(12)	(30)	18

Total held to maturity securities	6,877	73	4.22%	8,306	85	4.08%	(12)	(30)	18

Federal Reserve Bank and Federal Home Loan Bank stock	6,203	131	8.45%	5,797	80	5.52%	51	6	45

Commercial loans	261,061	3,398	5.21%	207,477	2,484	4.79%	914	684	230
Residential mortgage loans	4,325,219	39,321	3.64%	4,105,859	35,342	3.44%	3,979	1,940	2,039
Home equity lines of credit	320,446	4,946	6.12%	261,575	2,896	4.39%	2,050	745	1,305
Installment loans	15,959	256	6.37%	10,213	174	6.75%	82	145	(63)

Loans, net of unearned income	4,922,685	47,921	3.89%	4,585,124	40,896	3.57%	7,025	3,514	3,511

Total interest earning assets	5,920,155	57,552	3.88%	6,038,880	49,041	3.24%	8,511	(10,909)	19,420

Allowance for credit losses on loans	(47,077)			(45,519)
Cash & non-interest earning assets	172,523			188,672

Total assets	$6,045,601			$6,182,033

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	1,050,313	102	0.04%	$1,195,370	$43	0.01%	59	(35)	94
Money market accounts	625,031	2,384	1.51%	744,868	237	0.13%	2,147	(267)	2,414
Savings	1,282,641	639	0.20%	1,579,513	200	0.05%	439	(253)	692
Time deposits	1,494,402	11,962	3.18%	981,704	646	0.26%	11,316	505	10,811

Total interest bearing deposits	4,452,387	15,087	1.34%	4,501,455	1,126	0.10%	13,961	(50)	14,011
Short-term borrowings	110,018	244	0.88%	138,105	122	0.35%	122	(158)	280

Total interest bearing liabilities	4,562,405	15,331	1.33%	4,639,560	1,248	0.11%	14,083	(208)	14,291

Demand deposits	776,885			859,122
Other liabilities	81,411			82,290
Shareholders' equity	624,900			601,061

Total liabilities and shareholders' equity	$6,045,601			$6,182,033

Net interest income, tax equivalent		42,221			47,793		$(5,572)	$(10,701)	$5,129

Net interest spread			2.55%			3.13%

Net interest margin (net interest income to total interest earning assets)			2.85%			3.16%

Tax equivalent adjustment		-			-

Net interest income		$42,221			$47,793

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of $30.9 million in 2023 and $17.9 million in 2022.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended			Nine months ended
(dollars in thousands)	September 30, 2023			September 30, 2022

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$120,243	$2,055	2.28%	$79,423	$712	1.19%	$1,343	$483	$860
Mortgage backed securities and collateralized mortgage obligations-residential	278,252	4,613	2.21%	282,423	4,071	1.92%	542	(98)	640
State and political subdivisions	34	1	6.74%	41	2	6.73%	(1)	(1)	-
Corporate bonds	83,732	1,510	2.41%	75,957	1,281	2.25%	229	135	94
Small Business Administration-guaranteed participation securities	20,876	335	2.14%	27,623	427	2.06%	(92)	(118)	26
Other	686	7	1.02%	686	7	2.04%	-	-	-

Total securities available for sale	503,823	8,521	1.69%	466,153	6,500	2.79%	2,021	401	1,620

Federal funds sold and other short-term Investments	540,570	20,213	5.00%	1,068,217	8,046	1.01%	12,167	(8,121)	20,288

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	7,205	226	4.18%	8,897	262	3.93%	(36)	(60)	24

Total held to maturity securities	7,205	226	4.18%	8,897	262	3.93%	(36)	(60)	24

Federal Reserve Bank and Federal Home Loan Bank stock	5,957	351	5.89%	5,734	207	7.22%	144	52	92

Commercial loans	249,738	9,716	5.19%	200,525	7,412	4.93%	2,304	1,900	404
Residential mortgage loans	4,269,494	114,227	3.57%	4,054,657	104,310	3.43%	9,917	5,629	4,288
Home equity lines of credit	305,075	13,598	5.96%	246,026	7,289	3.96%	6,309	2,033	4,276
Installment loans	15,015	714	6.35%	9,507	492	6.91%	222	288	(66)

Loans, net of unearned income	4,839,322	138,255	3.81%	4,510,715	119,503	3.53%	18,752	9,850	8,902

Total interest earning assets	5,896,877	167,566	3.79%	6,059,716	134,518	2.96%	33,048	2,122	30,926

Allowance for credit losses on loans	(46,812)			(46,225)
Cash & non-interest earning assets	173,523			196,333

Total assets	$6,023,588			$6,209,824

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,088,859	217	0.03%	$1,199,154	129	0.01%	88	(16)	104
Money market accounts	613,119	4,954	1.08%	771,301	661	0.11%	4,293	(243)	4,536
Savings	1,363,052	1,824	0.18%	1,557,503	519	0.04%	1,305	(105)	1,410
Time deposits	1,343,762	26,525	2.64%	971,539	1,728	0.24%	24,797	915	23,882

Total interest bearing deposits	4,408,792	33,520	1.02%	4,499,497	3,037	0.09%	30,483	551	29,932
Short-term borrowings	121,911	808	0.89%	194,228	532	0.37%	276	(364)	640

Total interest bearing liabilities	4,530,703	34,328	1.01%	4,693,725	3,569	0.10%	30,759	187	30,572

Demand deposits	793,890			836,953
Other liabilities	81,771			81,780
Shareholders' equity	617,224			597,366

Total liabilities and shareholders' equity	$6,023,588			$6,209,824

Net interest income , tax equivalent		133,238			130,949		$2,289	$1,935	$354

Net interest spread			2.78%			2.86%

Net interest margin (net interest income to total interest earning assets)			3.01%			2.88%

Tax equivalent adjustment		-			-

Net interest income		$133,238			$130,949

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the "Liquidity and Interest Rate Sensitivity" section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the Annual Report to Shareholders as of December 31, 2022, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and nine-month month periods ended September 30, 2023 and 2022, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2023, the Company had an average balance of Federal Funds sold and other short-term investments of $494.6 million compared to $918.9 million in the third quarter of 2022.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.”  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Index
Additionally, ongoing military conflicts (such as the conflicts in Ukraine and in Israel and its surrounding areas) has lead, and could continue to lead, to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.  In addition, global demand for products continues to exceed supply during the economic recovery from the COVID-19 pandemic, creating inflationary pressures which, in turn, may adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results. Furthermore, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company, our customers, and counterparties.

Actions taken by the Federal Reserve Board, including changes in its target funds rate, balance sheet management and lending facilities are beyond our control and difficult to predict. These actions can affect interest rates and the value of financial instruments and other assets and liabilities and can impact our borrowers. Sudden changes in monetary policy, for example, in response to high inflation, have led and may in the future lead to financial market volatility, increases in market interest rates and a continued flattening or inversion of the yield curve. Higher inflation, or volatility and uncertainty related to inflation, could reduce demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our investment securities and other interest-earning assets.

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

Index
Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  Commencing in March 2022, the FOMC increased the target range for the Federal Funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50% as of September 30, 2023.  All of these increases were expressly made in response to inflationary pressures, which are currently expected to continue. In its September and October 2023 “Beige Books”, the FRB noted that overall economic growth was modest during July and August and that there has been little to no change in overall economic activity since then. Regional banks continued to report ongoing declines in loan demand, tighter credit conditions, and narrowing loan spreads. Furthermore, while most banks reported higher deposit rates, delinquency rates edged up. In addition, inflationary pressures moderated somewhat but remained widespread while conditions in the broad finance sector weakened slightly during the last reporting period.

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

Inflation rose sharply at the end of 2021 and has remained at an elevated level through 2022 and 2023.  Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended September 30, 2023:

Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2023 through July 31, 2023	-	$-	-	200,000
August 1, 2023 through August 31, 2023	-	-	-	200,000
September 1, 2023 through September 30, 2023	-	-	-	200,000
Total	-	$-	-	200,000

(1)
On March 17, 2023 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  There were no repurchases during the three months ended September 30, 2023.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

(a)	None.

(b)	None.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 8, 2023