Form 10-K
period 2023-12-31
TRUSTCO BANK CORP N Y
filed 2024-03-11
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
Yes ☐ No. ☒

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

The aggregate market value of the common stock held by non-affiliates as of June 30, 2023, the last business day of the Company’s second quarter, was $527 million (based upon the closing price of $28.61 on June 30, 2023 as reported on the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 29, 2024 was 19,024,433.

Documents Incorporated by Reference: Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2023 are incorporated by reference into Parts I and II of this report, and portions of the registrant’s Proxy Statement filed for its 2024 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end are incorporated into Part III of this report to the extent described herein.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and in future filings by TrustCo with the Securities and Exchange Commission (“SEC”), in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words such as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The risk factors listed in Item 1A, Risk Factors of this 2023 Form 10-K and TrustCo’s 2022 Annual Report to Shareholders, which is included as Exhibit 13 hereto, and in TrustCo’s other filings with the SEC, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be heightened by volatility in financial markets and macroeconomic or geopolitical concerns related to inflation, elevated interest rates and ongoing armed conflicts (including the Russia/Ukraine conflict and the conflict in Israel and surrounding areas).
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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 750 full-time equivalent employees of TrustCo at year-end. TrustCo had 7,358 shareholders of record as of December 31, 2023 and the closing price of the TrustCo common stock on December 29, 2023 (the last trading day of 2023) was $31.05.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals and business. At year-end 2023, the Bank operated 156 automatic teller machines and 140 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington, and Westchester counties of New York, Brevard, Charlotte, Flagler, Hillsborough, Indian River, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey.  The largest part of such business consists of accepting deposits and making loans and investments.  Trustco Bank also lends in Essex and Fulton counties of New York, Essex, Hudson, Morris, and Passaic counties of New Jersey, Collier, Lee, Marion, Pasco, Pinellas, St. Johns, St. Lucie, and Sumter counties of Florida, where it has no branch locations.

Index
The Bank provides a wide range of both personal and business banking services, including a full array of deposit products for both individuals and businesses.  Trustco Bank also offers trust and investment services through its Financial Services Department.  The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2023 consolidated net income and average assets.  The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2023 and 2022.

Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $967 million as of December 31, 2023.

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

Factors affecting the acquisition of deposits include pricing, office locations and hours of operation, the variety of deposit accounts offered, and the quality of customer service provided. Competition for loans has increased as interest rates have remained elevated and housing inventory has tightened in many of the Bank’s market areas. Commercial banks, savings institutions, traditional mortgage brokers affiliated with local offices, and nationally franchised real estate brokers are all active and aggressive competitors. The Company competes in this environment by providing a full range of financial services based on a tradition of financial strength and integrity dating from its inception. The Company also expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks and other financial services companies to expand their geographic reach by providing services over the internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides to borrowers.  Furthermore, management believes that a community-based financial organization is better positioned to establish personalized financial relationships with both commercial customers and individual households. The Company’s community commitment and involvement in its primary market areas, as well as its commitment to quality and personalized financial services, are factors that contribute to the Company’s competitiveness.

Index
Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company, TrustCo and its non-bank subsidiaries are supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The OCC is the Bank’s primary federal regulator and supervises and examines the Bank. Under the Home Owners’ Loan Act of 1934 and OCC regulations, Trustco Bank must obtain prior OCC approval for acquisitions, and its business operations and activities are restricted. Because the FDIC provides deposit insurance to the Bank, the Bank also is subject to its supervision and regulation even though the FDIC is not the Bank’s primary federal regulator.

The following summary of laws and regulations applicable to the Company and those applicable to the Bank is not intended to be a complete description of those laws and regulations or their effects on the Company and the Bank. The summary is qualified in its entirety by reference to the particular statutory and regulatory provisions described.  Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.

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

The Regulatory Relief Act also expanded the definition of qualified mortgages that may be held by a financial institution and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single "Community Bank Leverage Ratio" of 9 percent. Any qualifying depository institution or its holding company that exceeds the "community bank leverage ratio" will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the ratio will be considered to be "well capitalized" under the prompt corrective action rules. In addition, the Regulatory Relief Act included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.  The new rule was effective as of January 1, 2020.  Although TrustCo would qualify to take advantage of the community bank leverage ratio framework, it has decided it would not opt-in to the framework.

Dividends

Most of TrustCo’s revenues consist of cash dividends paid to TrustCo by the Bank, payment of which is subject to various regulatory limitations, including continued compliance with minimum regulatory capital requirements, and the receipt of regulatory approval (or non-objection) from the Bank’s and the Company’s regulators.

Index
OCC regulations impose limitations upon all capital distributions by the Bank, including cash dividends. Under the regulations, an application to and the approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution, or the distribution would otherwise be contrary to a statute, regulation, or agreement with the OCC. If an application is not required, the institution must still provide prior notice of the capital distribution to the OCC and the Federal Reserve Board if, like the Bank, the institution is a subsidiary of a savings and loan holding company. The OCC may not approve a dividend if the institution would be undercapitalized following the distribution, the proposed capital distribution raises safety and soundness concerns, or the capital distribution would violate a prohibition contained in any statute, regulation, or agreement between the bank and a regulator or a condition imposed in a previously approved application or notice.

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

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2023 for information concerning the Bank’s regulatory capital requirements.

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

At December 31, 2023, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 10.43%, CET1 capital ratio (CET1 capital to risk-weighted assets) of  a 18.28%, Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.28%, and a total capital ratio (total capital to risk-weighted assets) of 19.53%.  Also at December 31, 2023, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 10.78%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 18.90%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.90% and a total capital ratio (total capital to risk-weighted assets) of 20.15%.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Under the Basel framework, these standards generally became effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028.

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

At December 31, 2023 and 2022, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and Federal Reserve Board regulations.  As of December 31, 2023, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

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

The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions. In September 2020, the FDIC announced that the ratio declined to 1.30% due largely to consequences of the COVID-19 pandemic and adopted a plan to restore the fund to the 1.35% ratio (the “Restoration Plan”) within eight years but did not change its assessment rate schedule.  The Restoration Plan requires the FDIC to update its analysis and projections for the fund balance and reserve ratio at least semiannually and, if necessary, recommend any modifications, such as increasing assessment rates. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January, 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023).

FDIC deposit insurance expense totaled $2.9 million in 2023 and $1.8 million in both 2022 and 2021. FDIC deposit insurance expense includes deposit insurance assessments and, until 2019, Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The final FICO assessment was collected in 2019.  Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations of Trustco Bank, and the Bank cannot predict what insurance assessment rates will be in the future.

On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets, in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment will be collected beginning with the first quarterly assessment period of 2024 at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly periods and is subject to periodic adjustments. The assessment base is equal to uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. Because the Bank's uninsured deposits at the measurement date were below $5 billion, the Company will not be subject to this special assessment.

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

Other Regulation

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2023 totaled approximately 649 thousand.

Index
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess an institution’s performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OCC assigns CRA ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties. In December 2021, the OCC issued a final rule rescinding its June 2020 Community Reinvestment Act Rule and replacing it with the rules that were jointly adopted by the federal bank regulatory agencies. This action is intended to facilitate the ongoing interagency work to modernize the CRA regulatory framework and promote consistency for all insured depository institutions. The final rule became effective on January 1, 2022. On October 24, 2023, the federal banking agencies, including the OCC, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Under the revised framework, banks with assets of at least $2 billion are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank's geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule becomes effective April 1, 2024. Most provisions of the final rule will apply beginning January 1, 2026, and the remaining provisions will apply beginning January 1, 2027. The Company is evaluating the impact of the final rule.

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s capital; or
•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total capital or the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

In addition, on June 29, 2023, in response to the increased risk relating to commercial real estate loans, the federal banking agencies issued a final Interagency Policy Statement on prudent Commercial Real Estate Loan Accommodations and Workouts. The new policy statement updates, expands on and supersedes existing guidance from 2009. Most notably, it (i) adds a new discussion of short-term loan accommodations, (ii) expands guidance regarding the evaluation and assessment of guarantors to also encompass loan sponsors, (iii) incorporates information about changes to accounting principles since 2009, and (iv) updates and expands the illustrative examples of commercial real estate loan workouts. Furthermore, on December 18, 2023, the FDIC issued an advisory on Managing Commercial Real Estate Concentrations in a Challenging Economic Environment, which conveys certain key risk management practices for FDIC-supervised institutions to consider in managing commercial real estate loan concentrations in the current economic environment.

Index
Although the Bank has a material amount of commercial real estate loans, it remains significantly below these thresholds.  The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

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

Volcker Rule. The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit certain banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the “Volcker Rule,” and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion.  As of December 31, 2023, the Company’s total assets on a consolidated basis did not exceed $10 billion.

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

Index
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

In November 2021, the federal banking agencies adopted new rules requiring banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. Compliance with the new rules was required by May 1, 2022.

Further, on July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents on Form 8-K and detailed information regarding their cybersecurity risk management and governance on an annual basis on Form 10-K. Companies will be required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. The Form 8-K must describe the incident’s material impact or reasonably likely material impact on the company, including its financial condition and results of operations. If any required information about the incident or its impact is not yet determined or is unavailable at the required time of the filing, the company must include a statement to this effect in the Form 8- K and file an amendment to the Form 8-K when that information becomes available. A company must make its materiality determination after it has discovered a cybersecurity incident “without unreasonable delay.” In addition to incident reporting, the new rules will require companies to describe their cybersecurity processes and governance.
Companies were required to begin filing the new Form 8-K disclosure on December 18, 2023. Companies must provide disclosures about cybersecurity risk management and governance beginning with their Form 10-K for fiscal years ending on or after December 15, 2023.

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

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The FHLBs also provide access to a line of credit and letters of credit in accordance with policies and procedures established by the Board of Directors of FHLB. The loans, lines of credit and letters of credit are subject to the oversight of the Federal Housing Finance Agency. At December 31, 2023, the Bank had no FHLB advances and an available borrowing capacity with the FHLB which approximates the balance of securities and/or loans pledged against such borrowings.  The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2023 and 2022, the Bank owned $6.2 million and $5.8 million, respectively, in FHLB of New York stock, which was in compliance with its obligations.

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

In addition, on October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including Nasdaq, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the Nasdaq proposed clawback listing standards, including the amendments that delay the effective date of the rules to October 2, 2023. Each listed issuer, including the Company, was required to adopt a clawback policy within 60 days after the effective date, or December 1, 2023.

The U.S. financial regulators, including the FRB, the OCC, and the SEC, jointly proposed regulations in 2011 and again in 2016 to implement the incentive compensation requirements of Section 956 of the Dodd-Frank Act. These regulations have not been finalized.

Regulatory Developments Relating to the COVID-19 Pandemic. Congress took significant action to address the disruptions caused by the COVID-19 pandemic, including by passing the Coronavirus Aid, Relief and Economic Security Act, a $2.2 trillion economic stimulus bill, and the Economic Aid Act. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies requiring financial institutions to work constructively with borrowers affected by the pandemic. Many of these actions were temporary and have expired; however, certain aspects of the regulatory framework that were modified as a result of the pandemic remain in effect. For example, in response to the pandemic, the Federal Reserve implemented an interim final rule allowing banks to suspend enforcement of the six-transfer limit on convenient transfers from savings deposits under Regulation D in order to permit customers to make an unlimited number of convenient transfers and withdrawals amid pandemic-related financial disruptions and uncertainty. This amendment since has been adopted on a permanent basis.

Index
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

Headcount

As of December 31, 2023, we had 808 employees (which collectively amount to 750 full-time equivalents), all based in the United States, with 550 employees (68%) at bank branches, 242 (30%) located in corporate offices and 16 (2%) in call centers.

Hiring & Promotion Practices

At TrustCo and Trustco Bank we are continuously educating our hiring managers about recruitment and selection processes, and we strive to build our workforce from within when possible. All employees are eligible to apply for open department and branch positions following their introductory period, and during 2023, 116 (roughly 14%) of our employees were promoted within the Bank. If the best candidate for an available position is not identified from within our existing talent pool, we will look externally for the best talent, and our recruitment strategy focuses on searching for candidates directly through our participation in job fairs and social media advertising, and through our professional networks and other associations that represent diverse groups. Additionally, we have an active recruitment incentive program which awards existing employees for referring new employees to the Bank, which in turn helps us diversify our workforce.

Index
Talent Development

We believe in investing for the future which includes the future of our workforce, and we actively encourage and support the growth of our employees throughout their educational and career development, ensuring employees are given opportunities to develop and refine their skills to be successful within the Bank’s competitive environment. We aim to accomplish this through a multitude of training and development programs, which include opportunities to engage in interdepartmental experiential learning, voluntary training seminars, ongoing training through our Cornerstone platform (a learning management system), tuition reimbursement program, BSA-AML certificate program with SUNY Schenectady County Community College and certification reimbursement for certain levels of employment. The Company conducts a comprehensive new employee orientation for all new hires. All employees are required to complete a minimum number of hours of Compliance, BSA/Anti-Money Laundering, Enterprise Risk, Information Security/Cyber Security and technical training annually via the Cornerstone Platform. Employees are also periodically assigned Professional Skills training via Cornerstone.  Members of the Board of Directors receive regular training on an array of timely and relevant regulatory and governance topics.   Currently, we have 40 (5.0%) employees who hold professional certificates and/or licenses. Additionally, our employees participated in over 25,000 hours of training, which included a recently expanded Leadership Program.

During 2023, Trustco Bank continued its Leadership Program for our management level staff members.  The Trustco Leadership Program is an experiential learning opportunity for high-performing employees. It is designed to help managers gain more self-awareness, learn essential leadership skills, and build a collaborative peer network. The development program consists of 4 components: Assess, Learn, Coach, Apply. The goal is for managers to gain a greater understanding of themselves and the significant impact they have on the business.

Employee Feedback

Through our training and mentoring programs, we actively encourage employee feedback. Following each training session, employees complete evaluations designed to provide constructive feedback on their trainer’s knowledge, the overall training structure, and the employee’s confidence in their ability to be successful in their new role. We are also gathering data on an ongoing basis which focuses on the tenure of current staff. We’ve consistently maintained or improved our average tenure over the past four years, with an average tenure of about 5 years currently.  Furthermore, the Human Resources Department conducts stay and exit interviews, which capture feedback from high turnover positions. These interviews are used to improve processes and procedures and inform future policy.

Diversity and Inclusion

We recognize that everyone deserves respect and equal treatment, regardless of race, color, religion, sex (including gender identity, sexual orientation, and pregnancy), national origin, age (40 or older), disability or genetic information. TrustCo is committed to creating an inclusive environment that promotes diversity, equity and inclusion through training, recruiting and recognition practices to support our employees. Our Human Capital Strategic Plan focuses on identifying areas of opportunity to further diversify our workforce over time. As of December 2023, approximately 60% of our workforce identify as female and 40% identify as male.  The workforce is 41% ethnically diverse, being made up of 15% Hispanic or Latino employees, 12% Asian employees, 10% Black or African American employees, 2% of employees from two or more races, 0.86 % American Indian or Alaska Native employees, and 0.12% Native Hawaiian or other Pacific Islander employees.  Additionally, 9.03% of our workforce identifies as disabled.  Furthermore, our inclusion efforts focus on age, where we seek to recruit younger candidates to create long-term career potential, while seeking to retain our experienced team members for the many benefits their presence yields.

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

Index
Employee Recruitment and Retention

Hometown Pledge Program:  This year we also started the Hometown Pledge Program, which allows newly hired Trustco Bank employees to direct a contribution to the community group of their choosing.  Through this program, we have made 483 donations to 122 charities.  Participants report increased satisfaction with their decision to join Trustco Bank.  Participant’s also report feeling better about their employer as a good corporate citizen, which has positive impacts upon employee retention.

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

Disclosure Pursuant to Subpart 1400 of Regulation S-K

The financial disclosures related to the Company as required under Subpart 1400 of Regulation S-K are incorporated herein by reference from TrustCo’s Annual Report to Shareholders for the year ended December 31, 2023 (the “Annual Report to Shareholders”), which is attached as Exhibit 13 hereto and incorporated herein by reference. See the cross-references below to locate such disclosures in the Annual Report to Shareholders.

Disclosure			Page Number in Annual Report to Shareholders

I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	17
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	17
	C.	Rate/volume variances	19
II.	Investments in debt securities
	A.	Maturity schedule and weighted average yield	14
III.	Loan Portfolio
	A.	Maturity schedule	11
IV.	Allowance for Credit Losses
	A.	Credit ratios - Factors driving material changes in credit ratios or related components	21,22,23
	B.	Allocation of the allowance for credit losses	24
V.	Deposits
	A.	Average balances and rates	17
	B.	Uninsured and time deposits over $250,000	18

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

Risks Related to Our Lending Activities

Changes in interest rates may significantly impact our financial condition and results of operations

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

Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  The Federal Open Market Committee (“FOMC”) increased the target range for the federal funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50% as of end of 2023. All of these increases were expressly made in response to inflationary pressures. In its September and October 2023 “Beige Books”, the FRB noted that overall economic growth was modest during July and August and that there has been little to no change in overall economic activity since then. Regional banks continued to report ongoing declines in loan demand, tighter credit conditions, and narrowing loan spreads. Furthermore, while most banks reported higher deposit rates, delinquency rates edged up. In addition, inflationary pressures moderated somewhat but remained widespread while conditions in the broad finance sector weakened slightly during the last reporting period.

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

Ongoing inflationary pressures and continued elevated prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and has remained at an elevated level through the date of this filing. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans has and may continue to deteriorate, and in some cases this deterioration has occurred and may in the future occur quickly, which can adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation has caused and may continue to cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition

We are exposed to credit risk in our lending activities.

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

Our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for credit losses or charge-offs, which would negatively impact earnings and capital.

Commercial loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the business and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Also, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. Commercial business loans expose us to additional risk since they typically are dependent on the borrower’s ability to make repayments from the cash flows of the business and are secured by non-real estate collateral that may depreciate over time. Further, our commercial business loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise, control or collect and may be more susceptible to fluctuation in value at the time of default. In addition, if we foreclose on these loans, our holding period for the collateral may be longer than for a single or multi-family residential property if there are fewer potential purchasers of the collateral.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Index
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

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 65.1% of our loan portfolio is comprised of loans secured by property located in our markets in and around New York, and approximately 34.9% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

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

Additionally, ongoing military conflicts (such as the conflicts in Ukraine and in Israel and its surrounding areas) has lead, and could continue to lead, to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.  In addition, our economy remains subject to ongoing inflationary pressures which may, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.  Furthermore, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company, our customers, and counterparties.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, banks, investment banks, mutual funds, and other institutional entities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations.  On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets, in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. We anticipate increased regulatory scrutiny and new regulations directed towards regional banks similar in size to us, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability.

Any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.

Disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. Although a limited budget deal was signed into law in early March, the federal government continues to be at risk of a partial shutdown if legislation to provide funding for other areas of government is not passed by March 22, 2024 as a result of political divisions in Congress and an impasse on budgetary and spending matters. An extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations. During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during a shutdown. In addition, we believe that some borrowers may decide not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increased in our non-performing, criticized, and classified assets, and a decline in demand for our products and services.

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

We are subject to extensive regulation, supervision, and examination by the OCC, Federal Reserve Board, and FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s loss allowances, and determine the level of deposit insurance premiums assessed. The Dodd-Frank Act significantly affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies and will continue to do so. Changes in banking regulations and oversight, and the regulation of other agencies, such as the CFPB and the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, have impacted our operations and may continue to have a material impact on our operations in the future. New or revised rules may increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

Further, there may be additional laws and regulations, or changes in policy, affecting lending and funding practices, regulatory capital limits, interest rate risk management, and liquidity standards, and future responses may result in significant changes. The federal bank regulatory agencies may require us to maintain capital ratios in excess of regulatory requirements, and new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the products we offer, the fees we can charge and our ongoing operations, costs, and profitability.

Index
Changes in cybersecurity or privacy regulations may increase our compliance costs, limit our ability to gain insight from data and lead to increased scrutiny.

We collect, process, store, share, disclose and use information from and about our customers, plan participants and website and application users, including personal information and other data. Any actual or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or third parties, data disclosure and consent obligations or data security legal obligations may result in governmental enforcement actions, litigation or public statements critical of us. Such actual or perceived failures could also cause our customers to lose trust in us, which could have an adverse effect on our business.

Restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services.

We are subject to numerous federal, state, and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction and are constantly evolving. Privacy regulations with a significant impact on our operations include the NYDFS 23 NYCRR Part 500 Cybersecurity Requirements for Financial Services Companies, Gramm-Leach-Bliley Title V Subtitle A- Safeguards Rule, and FDIC Part 364 Appendix B- Interagency Guidelines Establishing Information Security Standards. Similar legislation is being enacted around the world with requirements and protections specific to data security requirements, notification requirements for data breaches, the right to access personal data and the right to be forgotten. These and other changes in cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny.

Non-compliance with the Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The Bank Secrecy Act and other applicable requirements require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

Changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, and results of operations or cash flows.

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

Index
Furthermore, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a one percent excise tax on the value of corporate share repurchases (net of issuance). On December 27, 2022, the Internal Revenue Services issued Notice 2023-2 which provides interim guidance on the implementation of the excise tax on stock repurchases. The excise tax is a non-deductible tax of one percent of the fair market value of the Corporation’s stock repurchases, net of the fair market value of stock issued by the corporation, including restricted stock issuances and stock option exercises, and further excluding certain statutory exceptions, such as ESOP repurchases and contributions, repurchases made as part of a tax-free reorganization where no gain or loss is recognize and certain other qualified activities, occurring after December 31, 2022 in excess of $1.0 million. Although we did not have any excise tax on stock repurchases in fiscal 2023, the tax may impact our future financial results.

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

For an entity to qualify as a REIT, it must meet certain organizational tests and it must satisfy the following seven asset tests under the Internal Revenue Code each quarter: (1) at least 75% of the value of the entity’s total assets must consist of real estate assets, cash and cash items, and government securities; (2) not more than 25% of the value of the entity’s total assets may consist of securities, other than those includible under the 75% asset test; (3) not more than 20% of the value of the entity’s total assets may consist of securities of one or more taxable REIT subsidiaries; (4) not more than 25% of the value of the entity’s total assets may consist of nonqualified publicly offered REIT debt instruments; (5) not more than 5% of the value of the entity’s total assets may consist of securities of any one issuer, other than those securities includible under the 75% asset test or securities of a taxable REIT subsidiary; (6) the entity does not hold securities possessing more than 10% of the total voting power of the outstanding securities of any one issuer, other than those securities includible under the 75% asset test or securities of a taxable REIT subsidiary; and (7) the entity does not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer, other than those securities includible under the 75% asset test or securities of a taxable REIT subsidiary. At December 31, 2023, Trustco Realty met all seven quarterly asset tests.

Also, a REIT must satisfy the following two gross income tests each year: (1) at least 75% of its gross income must be from qualifying income closely connected with real estate activities; and (2) 95% of its gross income must be derived from sources qualifying for the 75% test and dividends, interest, and gains from the sale of securities. In addition, a REIT must distribute at least 90% of its taxable income for the taxable year, excluding any net capital gains, to maintain its non-taxable status for federal income tax purposes. For 2023, Trustco Realty had met the two annual income tests and the distribution test.

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

We rely heavily on third-party service providers for much of our communications, information, operating and financial controls systems, and technology. We face the risk of operational disruption, failure, or capacity constraints due to our dependency on third-party service providers for components of our business infrastructure. While we have selected these third-party service providers through our vendor management process, we do not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationships management, general ledger, deposit, servicing, and/or loan origination systems. Third (and fourth) party security incidents and supply-chain attacks have become increasingly common.  We cannot assure you that such incidents, failures or interruptions will not occur again in the future or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failure or interruption could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, We cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all.

Furthermore, our assets that are at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party service providers who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. We employ preventive and detective controls to protect our assets and provide recurring information security training to all employees. Although to date we have not experienced any material losses or other material consequences to date relating to technology failure, cyberattacks or other information or security breaches, whether directed at us or at third parties, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely as to prevent material losses or consequences in the future, particularly in light of the increased sophistication and evolving nature of cyber criminals’ activity. Our risk and exposure to these cybersecurity incidents remains heightened because of, among other things, our implementation of Internet and mobile banking to meet customer demand, our expanded internal usage of web-based products and applications, the current economic and political environment, and our regulatory obligations and the regulatory scrutiny within our industry. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

As part of our financial institution business, we collect, process, and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, have been and may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events in the future. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and regulatory liability or disrupt our operations and have a material adverse effect on our business operations.

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

Risk Related to Ownership of Our Securities

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

On March 17, 2023, we announced that our Board authorized a new stock repurchase plan to acquire up to 200,000 shares of the Company’s outstanding common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

Index
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, contains a number of changes to U.S. federal tax laws. One such change is a 1% excise tax on stock repurchases, which will increase the cost of stock repurchases and may impact our future decisions on how to return value to stockholders in the most efficient manner.

Item 1B	Unresolved Staff Comments

None.

Item 1C	Cybersecurity

Cybersecurity Risk Management and Strategy

At TrustCo, we recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of company information and the personal information that our customers share with us. Using guidance set forth in our Enterprise Risk Management program, we have implemented an Information Security Program to lead and support the management of information security risks in accordance with our risk profile and business strategy. We utilize the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool to benchmark these controls and procedures.

Our Information Security Program includes a number of components designed to identify, analyze, and respond to cybersecurity risks, including reliance on a layered system of preventative and detective technologies, controls, and policies designed to detect, mitigate, and contain cybersecurity threats. As part of our Information Security Program, we maintain an Information Security Policy that outlines internal controls and procedures designed to protect information systems. Information security program risk assessments and third-party attestations and assessments are conducted periodically by both internal and external resources. We leverage qualified third-party security assessors to identify vulnerabilities through both internal and external penetration tests and perform internal cybersecurity maturity assessments. In addition, our internal audit team conducts an information security and information technology audit on an annual basis. We are also subject to examinations by applicable regulators. We conduct annual cybersecurity awareness training for employees to enhance awareness of how to detect and respond to cybersecurity threats, as well as periodic phishing training campaigns. We also provide quarterly cybersecurity updates for our employees, and table-top exercises are conducted annually to simulate a response to a cybersecurity incident.

As part of our Information Security Program, TrustCo maintains a formal Third-Party Risk Management program that provides oversight of cybersecurity risks related to supplier relationships. During supplier onboarding, we perform risk-based due diligence for suppliers with access to confidential TrustCo information or that require technical integration with TrustCo systems. This program includes encryption and password requirements for our suppliers, as well as ongoing monitoring and assessment, and contract review.

Furthermore, we recognize the growing risk associated with highly sophisticated actors targeting corporations and maintain an Incident Response Plan, which is part of our broader business continuity planning. We have access through our insurer to computer forensics firms and specialized legal counsel in case of a cybersecurity incident. While we maintain cybersecurity insurance to assist in the cost of recovery from a cybersecurity incident, such coverage may not be sufficient to cover all costs resulting from such incidents.

To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents and protect our systems and information may not successfully protect against all cybersecurity threats and incidents. For more information on the risks that we face from cybersecurity threats, see “Risk Factors - Risks Related to Cybersecurity, Third Parties, and Technology.” in Part I, Item 1A of this report.

Index
Cybersecurity Governance

The Board of Directors has overall responsibility for risk oversight and has delegated oversight of our cybersecurity program to both our Risk Committee and our Audit Committee. The Risk Committee directly oversees information technology and information security risks through regular reports from management on information technology, cyber security, and related risk assessments. The Risk Committee also receives annual reports on the Information Security Program and approves the Information Security Policy. In addition, the Audit Committee of the Board monitors internal audit’s coverage of cybersecurity governance, risks, and related controls, including any identified deficiencies, from cybersecurity or other risks, that could adversely affect the ability to record, process, summarize, and report financial data. The Risk Committee coordinates with the Audit Committee for review of information security matters, as needed. The Board also receives an annual update on the Company’s enterprise services, which includes both information technology and information security.

Our Information Security Program is run by our Senior Vice President, Chief Compliance Officer and Chief Information Security Officer (“CISO”), who reports to our Executive Vice President of Corporate Services and Risk (“EVP”). Our CISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, and through the use of technological tools and software and results from third party audits. Our management-level IT Steering Committee meets on a monthly basis to discuss cybersecurity and related topics. Our CISO and EVP have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our CISO has served in that position since 2013, is a Certified Information Security Manager, and has over 20 years of experience working at TrustCo. Our EVP, who has been an employee of TrustCo since 1986, has served in his role as Executive Vice President of Corporate Services and Risk TrustCo since 2013. Our CISO and EVP report directly to the Risk Committee on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues.

Item 2.	Properties

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302, in a facility owned by the Company. The Company operates 140 banking offices located in New York, New Jersey, Vermont, Massachusetts and Florida. As of December 31, 2023, 23 of such properties are owned and 117 are leased from others on market terms.  The lease terms for our banking offices are not individually material. Lease expirations range from 5 months to 20.8 years. In the opinion of management, the physical properties of TrustCo and the Bank are suitable and adequate to meet our requirements and are being fully utilized.

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

Index
Information about our Executive Officers

The following is a list of the names and ages as of March 11, 2024 of the executive officers of TrustCo and their business history for the past five years:

Name, Age and Position With Trustco	Principal Occupations Or Employment Since January 1, 2008	Year First Became Executive of TrustCo

Robert J. McCormick, Age 60, Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1995.	2001

Scot R. Salvador, Age 57, Executive Vice President Commercial Banking	Executive Vice President of TrustCo and Trustco Bank since January 2004. Executive Officer of TrustCo and Trustco Bank since 2004. Joined Trustco Bank in 1995.	2004

Robert M. Leonard, Age 61, Executive Vice President Corporate Services and Risk	Executive Vice President of TrustCo and Trustco Bank from 2013 to present. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Secretary of TrustCo and Trustco Bank from 2003 to 2006 and 2009 to 2016. Assistant Secretary of TrustCo and Trustco Bank from 2006 to 2009. Executive Officer of TrustCo and Trustco Bank from 2003 to present. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 49, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer, TrustCo and Trustco Bank from 2018 to present. Senior Vice President and Chief Financial Officer of TrustCo and Trustco Bank from 2014 to 2018. Executive Officer of TrustCo and Trustco Bank from 2014 to present. Joined TrustCo and Trustco Bank in 2002.	2014

Eric W. Schreck Age 57, Executive Vice President and Treasurer	Executive Vice President and Florida Regional President of Trustco Bank from 2021 to present. Senior Vice President and Florida Regional President of Trustco Bank from 2009 to 2020. Treasurer of TrustCo from 2010 to present. Executive Officer of TrustCo and Trustco Bank from 2010 to present. Joined Trustco Bank in 1989.	2010

Michael Hall Age 59, General Counsel and Corporate Secretary	General Counsel and Corporate Secretary of TrustCo and Trustco Bank from 2018 to present. Vice President and Counsel of TrustCo and Trustco Bank from 2015 to 2018. Assistant Secretary of TrustCo and Trustco Bank for 2016. Executive Officer and Secretary of TrustCo and Trustco Bank from 2017 to present. Attorney with McNamee, Lochner, Titus & William, P.C. from 1992 to 2015. Joined TrustCo and Trustco Bank in 2015.	2016

Kevin M. Curley Age 57, Executive Vice President Retail Banking	Executive Vice President Retail Banking of TrustCo and Trustco Bank from December 2018 to present. Joined Trustco Bank in 1990.	2018

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” TrustCo had approximately 7,279 shareholders of record as of February 29, 2024.

The Company’s ability to pay dividends depends on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends. For discussion of corporate and regulatory limitations applicable to the payment of dividends, see “Item 1. Business-Supervision and Regulation-Dividends.”

The following details the purchase of shares of TrustCo’s common stock made by or on behalf of TrustCo in the fourth quarter of the year ended December 31, 2023.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of shares of common stock during the three months ended December 31, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 to October 31, 2023	-	$-	-	200,000
November 1 to November 30, 2023	-	$-	-	200,000
December 1 to December 31, 2023	-	$-	-	200,000
Total	-	$-	-	200,000

(1)
On March 17, 2023 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  The program expires on March 17, 2024. There were no repurchases during the three months ended December 31, 2023.

Index
Stock Performance Graph

The TrustCo Annual Report to Shareholders for the year ended December 31, 2023, which is filed as Exhibit 13 hereto, contains a stock performance graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and S&P U.S. BMI Banks Index. Such graph is incorporated herein by reference.

Item 6.	[Removed and reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
 The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2023, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2023, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2023, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to satisfy the objectives for which they are designed.

Management’s Report on Internal Control Over Financial Reporting and Auditor Attestation Report on Internal Control over Financial Reporting

Index
Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe LLP, is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2023, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

(a) None.

(b)  During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo's Directors and Nominees” and “Information on TrustCo's Executive Officers” and “Delinquent Section 16(a) Reports Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Michael Hall, General Counsel and Corporate Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Executive Officers of TrustCo.”

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

The following table provides information, as of December 31, 2023, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	47,541	$34.01	262,397
Equity compensation plan not approved by security holders	N/A	N/A	N/A
Total	47,541	$34.01	262,397

Index
Item 13.	Certain Relationships, Related Transactions and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Our independent registered public accounting firm is Crowe LLP, New York, New York, PCAOB Firm ID: 173

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2023 and 2022.

Consolidated Statements of Income -- Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2023, 2022 and 2021.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2023 and 2022.

Index
Exhibits

Exhibit No.	Description

3(i)
Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 5, 2021.

3(ii)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

4(a)†	Description of Capital Stock

10(a)*
Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 25, 2002.

Index
10(b)*
Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2001 filed March 25, 2002.

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

10(w)*
TrustCo Bank Corp NY Amended and Restated 2019 Equity Incentive Plan, incorporated by reference to the Appendix to the additional definitive proxy soliciting material on Schedule 14A filed by on April 26, 2023.

Index
10(x)*
Form of 2020 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

10(y)*
Form of 2020 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 18, 2020.

10(z)*
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

10(bb)*
Form of 2021 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 17, 2021.

10(cc)*
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

10(ee)*
Form of 2022 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 16, 2022.

10(ff)*	Form of 2022 Director Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(gg)*
Form of 2023 Performance Share Award Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 24, 2023.

10(hh)*
Form of 2023 Restricted Stock Unit Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 24, 2023.

10(ii) †	Form of 2023 Director Restricted Stock Unit Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

13†	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2022.

Index
21†	List of Subsidiaries of TrustCo.

23†	Consent of Independent Registered Public Accounting Firm.

24†	Power of Attorney.

31(i)(a) †	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b) †	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32†	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

97†	Executive Compensation Clawback Policy

101	Sections of the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 11, 2024	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	Chairman, President and Chief Executive Officer (principal executive officer)	March 11, 2024

/s/ Michael M. Ozimek
Michael M. Ozimek	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 11, 2024

*
Steffani Cotugno	Director	March 11, 2024

*
Brian C. Flynn	Director	March 11, 2024

*
Lisa M. Lucarelli	Director	March 11, 2024

*
Thomas O. Maggs	Director	March 11, 2024

*
Anthony J. Marinello	Director	March 11, 2024

*
Curtis N. Powell	Director	March 11, 2024

*
Kimberly A. Russell	Director	March 11, 2024

*
Frank B. Silverman	Director	March 11, 2024

* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney