Form 10-Q
period 2024-03-31
TRUSTCO BANK CORP N Y
filed 2024-05-09
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2024
$1 Par Value	19,024,433

TrustCo Bank Corp NY
INDEX

Index
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
In addition to factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2023, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be heightened by volatility in financial markets and macroeconomic or geopolitical concerns related to ongoing inflation, continued elevated interest rates and ongoing armed conflicts (including the Russia/Ukraine conflict and the conflict in Israel and surrounding areas).

Risks Related to Our Operations

•	changes in interest rates may significantly impact our financial condition and results of operations;
•	ongoing inflationary pressures and continued elevated prices may affect our results of operations and financial condition;
•	exposure to credit risk in our lending activities;
•
our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for credit losses or charge-offs, which would negatively impact earnings and capital;

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
•
increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks

Index
Risks Related to Market Conditions

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

•	the soundness of other financial institutions could adversely affect us;
•	any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings;
•	the trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings;

Risks Related to Compliance and Regulation

•	regulatory capital rules could slow our growth, cause us to seek to raise additional capital, or both;
•	changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income;
•	changes in cybersecurity or privacy regulations may increase our compliance costs, limit our ability to gain insight from data and lead to increased scrutiny;
•	restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services;
•	non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions;
•
changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, and results of operations or cash flows;

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

Index
Risks Related to Competition

•	strong competition within the Bank’s market areas could hurt profits and slow growth;
•	consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations;

Risks Related to Cybersecurity, Third Parties, and Technology

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

Risks Related to Ownership of Our Securities

•
provisions in our articles of incorporation and bylaws and New York law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price of our stock; and

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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023

Interest and dividend income:
Interest and fees on loans	$49,804	$44,272
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	906	692
Mortgage-backed securities and collateralized mortgage obligations - residential	1,494	1,585
Corporate bonds	476	521
Small Business Administration-guaranteed participation securities	100	117
Other securities	3	2
Total interest and dividends on securities available for sale	2,979	2,917

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	68	78
Total interest on held to maturity securities	68	78

Federal Home Loan Bank stock	152	110
Interest on federal funds sold and other short-term investments	6,750	6,555
Total interest income	59,753	53,932

Interest expense:
Interest on deposits:
Interest-bearing checking	240	66
Savings accounts	712	530
Money market deposit accounts	2,342	814
Time deposits	19,677	5,272
Interest on short-term borrowings	204	285
Total interest expense	23,175	6,967

Net interest income	36,578	46,965
Provision for credit losses	600	300
Net interest income after provision for credit losses	35,978	46,665

Noninterest income:
Trustco financial services income	1,816	1,774
Fees for services to customers	2,745	2,648
Other	282	247
Total noninterest income	4,843	4,669

Noninterest expenses:
Salaries and employee benefits	11,427	13,283
Net occupancy expense	4,611	4,598
Equipment expense	1,738	1,962
Professional services	1,460	1,607
Outsourced services	2,501	2,296
Advertising expense	408	390
FDIC and other insurance	1,094	1,052
Other real estate expense, net	74	225
Other	1,590	2,266
Total noninterest expenses	24,903	27,679

Income before taxes	15,918	23,655
Income taxes	3,792	5,909

Net income	$12,126	$17,746

Net income per share:
- Basic	$0.64	$0.93

- Diluted	$0.64	$0.93

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2024	2023

Net income	$12,126	$17,746

Net unrealized holding (loss) gain on securities available for sale	(1,872)	5,251
Tax effect	494	(1,350)

Net unrealized (loss) gain on securities available for sale, net of tax	(1,378)	3,901

Amortization of net actuarial gain	(203)	(114)
Amortization of prior service cost	3	3
Tax effect	52	29
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(148)	(82)

Other comprehensive (loss) income, net of tax	(1,526)	3,819
Comprehensive income	$10,600	$21,565

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS:

Cash and due from banks	$44,868	$49,274
Federal funds sold and other short term investments	564,815	528,730
Total cash and cash equivalents	609,683	578,004

Securities available for sale	426,241	452,289
Held to maturity securities ($6,108 and $6,396 fair value at March 31, 2024 and December 31, 2023, respectively)	6,206	6,458

Federal Home Loan Bank stock	6,203	6,203
Loans, net of deferred net costs	5,005,506	5,002,879
Less:
Allowance for credit losses on loans	49,220	48,578
Net loans	4,956,286	4,954,301

Bank premises and equipment, net	33,423	34,007
Operating lease right-of-use assets	39,647	40,542
Other assets	101,881	96,387

Total assets	$6,179,570	$6,168,191

LIABILITIES:
Deposits:
Demand	$742,997	$754,532
Interest-bearing checking	1,020,136	1,015,213
Savings accounts	1,155,517	1,179,241
Money market deposit accounts	532,611	565,767
Time deposits	1,903,908	1,836,024
Total deposits	5,355,169	5,350,777

Short-term borrowings	94,374	88,990
Operating lease liabilities	43,438	44,471
Accrued expenses and other liabilities	37,399	38,668

Total liabilities	5,530,380	5,522,906

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,058,142 shares issued at March 31, 2024 and December 31, 2023, and 19,024,433 shares outstanding at March 31, 2024 and December 31, 2023, respectively	20,058	20,058
Surplus	257,335	257,181
Undivided profits	430,346	425,069
Accumulated other comprehensive loss, net of tax	(14,763)	(13,237)
Treasury stock at cost - 1,033,709 shares at March 31, 2024 and December 31, 2023, respectively	(43,786)	(43,786)

Total shareholders’ equity	649,190	645,285

Total liabilities and shareholders’ equity	$6,179,570	$6,168,191

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Loss	Stock	Total

Beginning balance, January 1, 2023	$20,058	$257,078	$393,831	$(27,194)	$(43,786)	$599,987
Net income	-	-	17,746	-	-	17,746
Other comprehensive income, net of tax	-	-	-	3,819	-	3,819
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2023	$20,058	$257,078	$404,728	$(23,375)	$(43,786)	$614,703

Beginning balance, January 1, 2024	$20,058	$257,181	$425,069	$(13,237)	$(43,786)	$645,285
Net income	-	-	12,126	-	-	12,126
Other comprehensive loss, net of tax	-	-	-	(1,526)	-	(1,526)
Stock Based Compensation Expense	-	154	-	-	-	154
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2024	$20,058	$257,335	$430,346	$(14,763)	$(43,786)	$649,190

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net income	$12,126	$17,746

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,085	1,008
Amortization of right-of-use asset	1,654	1,634
Net gain on sale of other real estate owned	-	(148)
Provision for credit losses	600	300
Deferred tax expense	1,447	1,816
Net amortization of securities	346	460
Stock based compensation expense	154	-
Decrease in taxes receivable	3,844	5,456
Increase in interest receivable	(777)	(198)
Increase in interest payable	288	842
Increase in other assets	(4,224)	(3,583)
Decrease in operating lease liabilities	(1,792)	(1,722)
Decrease in accrued expenses and other liabilities	(4,855)	(4,831)
Total adjustments	(2,230)	1,034
Net cash provided by operating activities	9,896	18,780

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	8,841	14,659
Proceeds from paydowns of held to maturity securities	241	311
Purchases of securities available for sale	(20,000)	(5,000)
Proceeds from maturities of securities available for sale	35,000	-
Net increase in loans	(4,793)	(66,328)
Proceeds from dispositions of other real estate owned	68	340
Purchases of bank premises and equipment	(501)	(757)
Net cash provided by (used in) investing activities	18,856	(56,775)

Cash flows from financing activities:
Net increase in deposits	4,392	19,648
Net change in short-term borrowings	5,384	11,593
Dividends paid	(6,849)	(6,861)
Net cash provided by financing activities	2,927	24,380
Net increase (decrease) in cash and cash equivalents	31,679	(13,615)
Cash and cash equivalents at beginning of period	578,004	650,599
Cash and cash equivalents at end of period	$609,683	$636,984

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$22,887	$6,125
Income taxes paid	494	471
Other non cash items:
Transfer of loans to other real estate owned	2,208	-
Increase (decrease) in dividends payable	-	(12)
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(1,872)	5,251
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	494	(1,350)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(200)	(111)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	52	29

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions. Prior period amounts are reclassified when necessary to conform to the current period presentation. The net income reported for the three months ended March 31, 2024 is not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any interim periods. These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2024, the results of operations and cash flows for the three months ended March 31, 2024 and 2023. The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023. The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 11, 2024.

Risks and Uncertainties: Industry events have led to a greater focus by financial institutions, investors and regulators on liquidity positions of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. Present economic conditions have caused disruption to the banking system and any additional implications are uncertain. The Company believes that it has sufficient liquid assets and borrowing sources should there be a liquidity need.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three months ended March 31, 2024 and 2023 is as follows:

(in thousands, except per share data)	For the three months ended
	March 31,
	2024	2023
Net income	$12,126	$17,746
Weighted average common shares	19,024	19,024
Stock Options and Restricted Stock Units	8	3
Weighted average common shares including potential dilutive shares	19,032	19,027

Basic EPS	$0.64	$0.93

Diluted EPS	$0.64	$0.93

For the three months, ended March 31, 2024 and 2023 there were approximately 48 thousand and 2 thousand weighted average anti-dilutive stock options excluded from diluted earnings per share. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three months ended March 31, 2024 and 2023 for its pension and other postretirement benefit plans:

	Three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2024	2023	2024	2023

Service cost	$-	$-	$5	$2
Interest cost	289	302	72	66
Expected return on plan assets	(762)	(680)	(331)	(289)
Amortization of net gain	(19)	-	(184)	(114)
Amortization of prior service cost	-	-	3	3
Net periodic benefit	$(492)	$(378)	$(435)	$(332)

The Company does not expect to contribute to its pension and postretirement benefit plans in 2024. As of March 31, 2024, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Index
Since 2003, the Company has not subsidized retiree medical insurance premiums. However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$131,755	$4	$2,905	$128,854
State and political subdivisions	26	-	-	26
Mortgage backed securities and collateralized mortgage obligations - residential	254,806	158	27,886	227,078
Corporate bonds	55,078	-	1,737	53,341
Small Business Administration - guaranteed participation securities	17,984	-	1,724	16,260
Other	688	7	13	682
Total Securities Available for Sale	$460,337	$169	$34,265	$426,241

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$121,728	$5	$3,065	$118,668
State and political subdivisions	26	-	-	26
Mortgage backed securities and collateralized mortgage obligations - residential	263,182	270	25,775	237,677
Corporate bonds	80,150	-	2,098	78,052
Small Business Administration - guaranteed participation securities	18,740	-	1,554	17,186
Other	687	11	18	680
Total Securities Available for Sale	$484,513	$286	$32,510	$452,289

The following table categorizes the debt securities included in the available for sale portfolio as of March 31, 2024, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$70,613	$69,407
Due after one year through five years	116,934	113,496
Mortgage backed securities and collateralized mortgage obligations - residential	254,806	227,078
Small Business Administration - guaranteed participation securities	17,984	16,260
	$460,337	$426,241

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2024
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$14,993	7	106,358	2,898	121,351	2,905
Mortgage backed securities and collateralized mortgage obligations - residential	2,907	10	217,331	27,876	220,238	27,886
Corporate bonds	-	-	53,341	1,737	53,341	1,737
Small Business Administration - guaranteed participation securities	-	-	16,260	1,724	16,260	1,724
Other	-	-	637	13	637	13

Total	$17,900	17	393,927	34,248	411,827	34,265

	December 31, 2023
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal.	Fair	Unreal.	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$-	-	116,163	3,065	116,163	3,065
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	227,891	25,775	227,891	25,775
Corporate bonds	-	-	78,052	2,098	78,052	2,098
Small Business Administration - guaranteed participation securities	-	-	17,186	1,554	17,186	1,554
Other	-	-	631	18	631	18

Total	$-	-	439,923	32,510	439,923	32,510

There were no allowance for credit losses recorded for securities available for sale during the three months ended March 31, 2024 and 2023.

The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
(dollars in thousands)	2024	2023

Proceeds from sales	$-	-
Proceeds from calls/paydowns	8,841	14,659
Proceeds from maturities	35,000	-
Gross realized gains	-	-
Gross realized losses	-	-

Index
(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$6,206	49	147	6,108
Total held to maturity	$6,206	49	147	6,108

	December 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$6,458	74	136	6,396
Total held to maturity	$6,458	74	136	6,396

The following table categorizes the debt securities included in the held to maturity portfolio as of March 31, 2024, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$6,206	6,108
	$6,206	6,108

All held to maturity securities are held at cost on the financial statements.

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

March 31, 2024
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$136	3	2,523	144	2,659	147

Total	$136	3	2,523	144	2,659	147

Index
December 31, 2023
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$283	3	2,703	133	2,986	136

Total	$283	3	2,703	133	2,986	136

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2024 and 2023.

There were no allowance for credit losses recorded for held to maturity securities during the three months ended March 31, 2024 and 2023. There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Other-Than-Temporary Impairment

Debt Securities
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model.

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before its anticipated recovery.  The assessment of whether any other‑than‑temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2024. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low turnover in the portfolio.

Index
As of March 31, 2024, the Company’s securities portfolio included certain securities, which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises: In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2024.

Mortgage backed securities and collateralized mortgage obligations – residential:  As of March 31, 2024, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other‑than‑temporarily impaired as of March 31, 2024.

Corporate Bonds & Other:  As of March 31, 2024, corporate and other bonds held by the Company were investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2024.

Small Business Administration (SBA) - guaranteed participation securities:  As of March 31, 2024, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of March 31, 2024.

Index

(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	March 31, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$214,158	$40,757	$254,915
Other	23,536	641	24,177
Real estate mortgage - 1 to 4 family:
First mortgages	2,744,294	1,552,257	4,296,551
Home equity loans	44,207	13,611	57,818
Home equity lines of credit	213,754	142,125	355,879
Installment	11,581	4,585	16,166
Total loans, net	$3,251,530	$1,753,976	5,005,506
Less: Allowance for credit losses			49,220
Net loans			$4,956,286

* Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$212,754	$39,501	$252,255
Other	20,863	397	21,260
Real estate mortgage - 1 to 4 family:
First mortgages	2,756,914	1,550,191	4,307,105
Home equity loans	44,152	13,806	57,958
Home equity lines of credit	212,298	135,117	347,415
Installment	12,057	4,829	16,886
Total loans, net	$3,259,038	$1,743,841	5,002,879
Less: Allowance for credit losses			48,578
Net loans			$4,954,301

*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $556 thousand and $620 thousand as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the Company had approximately $25.8 million of real estate construction loans. Of the $25.8 million in real estate construction loans as of March 31, 2024, approximately $7.6 million are secured by first mortgages to residential borrowers while approximately $18.2 million were to commercial borrowers for residential construction projects. The majority of construction loans are in the Company’s New York market.

Index
At December 31, 2023, the Company had approximately $29.1 million of real estate construction loans.  Of the $29.1 million in real estate construction loans at December 31, 2023, approximately $8.0 million are secured by first mortgages to residential borrowers while approximately $21.1 million were to commercial borrowers for residential construction projects. The majority of construction loans held in 2023 were in the Company’s New York market.

Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses including past events and current conditions. Consistent with previous periods, the Company has determined the stagflation forecast scenario to be appropriate for the March 31, 2024 ACLL calculation.  The Company selected the stagflation economic forecast for credit losses as management expects that markets will experience a slight decline in economic conditions and a slight increase in the unemployment rate over the next two years.

The Company recorded a provision for credit losses of $600 thousand for the three months ended March 31, 2024, which is the result a provision for credit losses on loans of $600 thousand, and there was no provision for credit losses on unfunded commitments.

The Company recorded a provision for credit losses of $300 thousand for the three months ended March 31, 2023, which includes a provision for credit losses on loans of $600 thousand, and a benefit for credit losses on unfunded commitments of $300 thousand.

Activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2024 and 2023 is summarized as follows:

	For the three months ended March 31, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,735	$45,625	$218	$48,578
Loans charged off:
New York and other states*	-	117	44	161
Florida	-	-	-	-
Total loan chargeoffs	-	117	44	161

Recoveries of loans previously charged off:
New York and other states*	-	195	8	203
Florida	-	-	-	-
Total recoveries	-	195	8	203
Net loans (recoveries) charged off	-	(78)	36	(42)
Provision for credit losses	7	592	1	600
Balance at end of period	$2,742	$46,295	$183	$49,220

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the three months ended March 31, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,596	43,271	165	46,032
Loans charged off:
New York and other states*	-	-	17	17
Florida	-	-	31	31
Total loan chargeoffs	-	-	48	48

Recoveries of loans previously charged off:
New York and other states*	-	53	23	76
Florida	-	25	-	25
Total recoveries	-	78	23	101
Net loan (recoveries) charged off	-	(78)	25	(53)
Provision for credit losses	112	417	71	600
Balance at end of period	$2,708	43,766	211	46,685

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in  provision for credit losses in the consolidated income statement. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended  March 31, 2024 and 2023 is as follows:

For the three
months ended
(In thousands)	March 31, 2024

Balance at January 31, 2024	$1,662
Provision for credit losses	-
Balance at March 31, 2024	$1,662

For the three
(In thousands)	months ended
March 31, 2023
Balance at January 1, 2023	$2,912
(Credit) provision for credit losses	(300)
Balance at March 31, 2023	$2,612

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of March 31, 2024 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index
As of March 31, 2024 and December 31, 2023, based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs for each loan type by origination year was as follows:

(in thousands)	As of March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
Commercial:	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$10,568	$57,315	$80,610	$23,628	$16,206	$59,591	$5,360	$-	$253,278
Special Mention	$-	$-	$247	$-	$37	$537	$-	$-	$821
Substandard	$-	$-	$-	$-	$-	$816	$-	$-	$816
Total Commercial Loans	$10,568	$57,315	$80,857	$23,628	$16,243	$60,944	$5,360	$-	$254,915
Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial Other:
Risk rating
Pass	$1,542	$9,170	$2,079	$1,798	$1,329	$3,132	$4,614	$-	$23,664
Special mention	$-	$-	$-	$-	$-	$-	$38	$-	$38
Substandard	$-	$-	$-	$-	$-	$-	$285	$-	$285
Doubtful	$-	$-	$-	$190	$-	$-	$-	$-	$190
Total Commercial Real Estate Loans	$1,542	$9,170	$2,079	$1,988	$1,329	$3,132	$4,937	$-	$24,177

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$49,915	$420,073	$560,709	$865,629	$721,417	$1,664,927	$-	$-	$4,282,670
Nonperforming	$-	$64	$209	$539	$78	$12,991	$-	$-	$13,881
Total First Mortgage:	$49,915	$420,137	$560,918	$866,168	$721,495	$1,677,918	$-	$-	$4,296,551

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$18	$-	$-	$18
	$-	$-	$-	$-	$-	$18	$-	$-	$18

Home Equity Loans:
Risk rating
Performing	$1,417	$9,565	$5,884	$7,601	$5,512	$27,515	$-	$-	$57,494
Nonperforming	$-	$-	$-	$-	$-	$324	$-	$-	$324
Total Home Equity Loans:	$1,417	$9,565	$5,884	$7,601	$5,512	$27,839	$-	$-	$57,818

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home Equity Lines of Credit:
Risk rating
Performing	$812	$1,348	$712	$543	$169	$15,686	$333,534	$-	$352,804
Nonperforming	$-	$-	$-	$-	$56	$2,804	$215	$-	$3,075
Total Home Equity Credit Lines:	$812	$1,348	$712	$543	$225	$18,490	$333,749	$-	$355,879

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$99	$-	$-	$99
	$-	$-	$-	$-	$-	$99	$-	$-	$99
Installments:
Risk rating
Performing	$984	$7,823	$4,148	$1,273	$289	$544	$956	$-	$16,017
Nonperforming	$-	$-	$46	$36	$-	$66	$1	$-	$149
Total Installments	$984	$7,823	$4,194	$1,309	$289	$610	$957	$-	$16,166

Installments Loans:
Current-period Gross writeoffs	$-	$18	$19	$-	$-	$7	$-	$-	$44
	$-	$18	$19	$-	$-	$7	$-	$-	$44

Index
(in thousands)	As of December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$61,148	$82,339	$23,940	$16,653	$19,835	$41,153	$5,664	$-	$250,732
Special Mention	-	-	-	42	-	225	-	-	267
Substandard	-	-	-	-	-	1,256	-	-	1,256
Total Commercial Loans	$61,148	$82,339	$23,940	$16,695	$19,835	$42,634	$5,664	$-	$252,255

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Other:
Risk rating
Pass	$7,873	$2,164	$1,933	$1,386	$321	$2,641	$4,482	$-	$20,800
Special mention	-	-	-	-	-	-	34	-	34
Substandard	-	-	328	-	-	98	-	-	426
Total Commercial Real Estate Loans	$7,873	$2,164	$2,261	$1,386	$321	$2,739	$4,516	$-	$21,260

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$418,891	$566,617	$878,015	$732,851	$342,559	$1,354,867	$-	$-	$4,293,800
Nonperforming	64	210	383	229	1,119	11,300	-	-	13,305
Total First Mortgage:	$418,955	$566,827	$878,398	$733,080	$343,678	$1,366,167	$-	$-	$4,307,105

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$27	$336	$-	$-	363
	$-	$-	$-	$-	$27	$336	$-	$-	$363

Home Equity Loans:
Risk rating
Performing	$9,660	$5,963	$7,770	$5,668	$6,542	$22,076	$-	$-	$57,679
Nonperforming	-	-	-	-	-	279	-	-	279
Total Home Equity Loans:	$9,660	$5,963	$7,770	$5,668	$6,542	$22,355	$-	$-	$57,958

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$355	$641	$248	$75	$10	$15,964	$327,059	$-	$344,352
Nonperforming	-	-	8	56	-	2,813	186	-	3,063
Total Home Equity Credit Lines:	$355	$641	$256	$131	$10	$18,777	$327,245	$-	$347,415

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$8	$-	$-	8
	$-	$-	$-	$-	$-	$8	$-	$-	$8

Installments:
Risk rating
Performing	$8,473	$4,592	$1,484	$360	$198	$605	$1,008	$-	$16,720
Nonperforming	-	49	51	-	63	3	-	-	166
Total Installments	$8,473	$4,641	$1,535	$360	$261	$608	$1,008	$-	$16,886

Installments Loans:
Current-period Gross writeoffs	$16	$67	$50	$1	$21	$21	$-	$-	176
	$16	$67	$50	$1	$21	$21	$-	$-	$176

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Balance Sheet.  Other real estate owned included $2.2 million and $-0- of commercial foreclosed properties, and $126 thousand and $1.9 million of residential foreclosed properties as of March 31, 2024 and 2023, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $6.7 million and $8.7 million, respectively, as of March 31, 2024 and 2023.

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$520	$520	$213,638	$214,158
Other	11	-	-	11	23,525	23,536
Real estate mortgage - 1 to 4 family:
First mortgages	4,576	1,279	5,873	11,728	2,732,566	2,744,294
Home equity loans	13	89	175	277	43,930	44,207
Home equity lines of credit	383	436	1,578	2,397	211,357	213,754
Installment	38	4	99	141	11,440	11,581

Total	$5,021	$1,808	$8,245	$15,074	$3,236,456	$3,251,530

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$40,757	$40,757
Other	-	-	314	314	327	641
Real estate mortgage - 1 to 4 family:
First mortgages	956	1,152	1,287	3,395	1,548,862	1,552,257
Home equity loans	-	91	6	97	13,514	13,611
Home equity lines of credit	146	-	143	289	141,836	142,125
Installment	6	8	-	14	4,571	4,585

Total	$1,108	$1,251	$1,750	$4,109	$1,749,867	$1,753,976

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$520	$520	$254,395	$254,915
Other	11	-	314	325	23,852	24,177
Real estate mortgage - 1 to 4 family:
First mortgages	5,532	2,431	7,160	15,123	4,281,428	4,296,551
Home equity loans	13	180	181	374	57,444	57,818
Home equity lines of credit	529	436	1,721	2,686	353,193	355,879
Installment	44	12	99	155	16,011	16,166

Total	$6,129	$3,059	$9,995	$19,183	$4,986,323	$5,005,506

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2023

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	521	521	212,233	212,754
Other	-	26	-	26	20,837	20,863
Real estate mortgage - 1 to 4 family:
First mortgages	4,330	811	6,008	11,149	2,745,765	2,756,914
Home equity loans	20	138	157	315	43,837	44,152
Home equity lines of credit	591	135	1,499	2,225	210,073	212,298
Installment	6	18	95	119	11,938	12,057

Total	$4,947	1,128	8,280	14,355	3,244,683	3,259,038

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	39,501	39,501
Other	-	-	314	314	83	397
Real estate mortgage - 1 to 4 family:
First mortgages	1,290	78	1,433	2,801	1,547,390	1,550,191
Home equity loans	73	6	-	79	13,727	13,806
Home equity lines of credit	184	-	56	240	134,877	135,117
Installment	16	-	60	76	4,753	4,829

Total	$1,563	84	1,863	3,510	1,740,331	1,743,841

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	521	521	251,734	252,255
Other	-	26	314	340	20,920	21,260
Real estate mortgage - 1 to 4 family:
First mortgages	5,620	889	7,441	13,950	4,293,155	4,307,105
Home equity loans	93	144	157	394	57,564	57,958
Home equity lines of credit	775	135	1,555	2,465	344,950	347,415
Installment	22	18	155	195	16,691	16,886

Total	$6,510	1,212	10,143	17,865	4,985,014	5,002,879

* Includes New York, New Jersey, Vermont and Massachusetts.

As of March 31, 2024, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications. As of March 31, 2024 and 2023, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications are collectively evaluated to determine the allowance for credit loss.

Index
The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of March 31, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$532	$-	$532
Other	-	314	314
Real estate mortgage - 1 to 4 family:
First mortgages	11,274	2,607	13,881
Home equity loans	281	43	324
Home equity lines of credit	2,803	272	3,075
Installment	149	-	149
Total non-accrual loans	15,039	3,236	18,275
Restructured real estate mortgages - 1 to 4 family	-	-	-
Total nonperforming loans	$15,039	$3,236	$18,275

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$536	$-	$536
Other	-	314	314
Real estate mortgage - 1 to 4 family:
First mortgages	11,324	1,981	13,305
Home equity loans	235	44	279
Home equity lines of credit	2,816	247	3,063
Installment	151	15	166
Total non-accrual loans	15,062	2,601	17,663
Restructured real estate mortgages - 1 to 4 family	3	-	3
Total nonperforming loans	$15,065	$2,601	$17,666

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$532	$-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12,785	1,096	-
Home equity loans	275	49	-
Home equity lines of credit	2,759	316	-
Installment	126	19	-
Total loans, net	$16,791	$1,480	-

	As of December 31, 2023
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$536	$-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12,584	721	-
Home equity loans	271	8	-
Home equity lines of credit	2,395	668	-
Installment	144	22	-
Total loans, net	$16,244	$1,419	-

The non-accrual balance of $1.5 million and $1.4 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of March 31, 2024 and December 31, 2023, respectively.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	2,742	46,295	183	49,220

Total ending allowance balance	$2,742	$46,295	$183	$49,220

Loans:
Individually evaluated for impairment	$952	$23,769	$126	$24,847
Collectively evaluated for impairment	278,140	4,686,479	16,040	4,980,659

Total ending loans balance	$279,092	$4,710,248	$16,166	$5,005,506

	As of December 31, 2023
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,735	45,625	218	48,578

Total ending allowance balance	$2,735	45,625	218	48,578

Loans:
Individually evaluated for impairment	$957	23,628	144	24,729
Collectively evaluated for impairment	272,558	4,688,850	16,742	4,978,150

Total ending loans balance	$273,515	4,712,478	16,886	5,002,879

Index
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$638	-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,774	-	-
Home equity loans	373	-	-
Home equity lines of credit	3,622	-	-
Installment	126	-	-
Total	$24,847	-	-

	As of December 31, 2023
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$643	-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	20,018	-	-
Home equity loans	371	-	-
Home equity lines of credit	3,239	-	-
Installment	144	-	-
Total	$24,729	-	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified. Interest income recognized on loans that are individually evaluated was not material during the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and 2023 loans individually evaluated included approximately $8.1 million and $8.8 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 and 13 bankruptcy loans.

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

The following table presents the amortized cost basis of loans at March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2024, by class and by type of modification.  There were no loan modifications for the three months ended March 31, 2023.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended March 31, 2024
New York and other states*:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	-	-
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$-	0.00%

Florida:
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:		-
First mortgages	85	0.01%
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$85	0.00%

Total
	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans

Commercial:
Commercial real estate	$-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	85	0.00%
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$85	0.00%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified as of March 31, 2024:

As of March 31, 2024

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$-	$-	$-	$-	$-

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	85	-	-	-	85
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$85	$-	$-	$-	$85

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	85	-	-	-	85
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$85	$-	$-	$-	$85

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended March 31, 2024
Weighted
New York and other states*:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	-
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	$-

Weighted
Florida:	Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	12
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	$12

Weighted
Average
Payment
(dollars in thousands)	Delay (Months)

Commercial:
Commercial real estate	$-
Other	-
Real estate mortgage - 1 to 4 family:
First mortgages	12
Home equity loans	-
Home equity lines of credit	-
Installment	-

Total	$12

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a loan modification was the borrower filing for bankruptcy protection. There were no loans that defaulted during the three months ended March 31, 2024 and 2023 which had been classified as a loan modification within the prior twelve months.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2024 and 2023.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2024 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$128,854	$-	$128,854	$-
State and political subdivisions	26	-	26	-
Mortgage backed securities and collateralized mortgage obligations - residential	227,078	-	227,078	-
Corporate bonds	53,341	-	53,341	-
Small Business Administration- guaranteed participation securities	16,260	-	16,260	-
Other securities	682	-	682	-

Total securities available for sale	$426,241	$-	$426,241	$-

	Fair Value Measurements at
	December 31, 2023 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$118,668	$-	$118,668	$-
State and political subdivisions	26	-	26	-
Mortgage backed securities and collateralized mortgage obligations - residential	237,677	-	237,677	-
Corporate bonds	78,052	-	78,052	-
Small Business Administration- guaranteed participation securities	17,186	-	17,186	-
Other securities	680	-	680	-

Total securities available for sale	$452,289	$-	$452,289	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2024 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,334	$-	$-	$2,334	Sales comparison approach	Adjustments for differences between comparable sales	1% - 1% (1%)

Fair Value Measurements at
December 31, 2023 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$194	$-	$-	$194	Sales comparison approach	Adjustments for differences between comparable sales	0% - 39% (20%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $2.3 million as of March 31, 2024 and consisted of residential and commercial real estate properties.  There were no valuation charges included in earnings for the three months ended March 31, 2024.

Of the total individually evaluated loans of $24.8 million as of March 31, 2024, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans as of March 31, 2024. There were no gross charge-offs related to residential individually evaluated loans included in the table above.

Other real estate owned, which is carried at fair value less costs to sell, was approximately $194 thousand at December 31, 2023, and consisted of only residential real estate properties. A valuation charge of $143 thousand is included in earnings for the year ended December 31, 2023.

Of the total individually evaluated loans of $24.7 million at December 31, 2023, there are no loans that were collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2023. There were no gross charge-offs related to residential individually evaluated loans included in the table above.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at March 31, 2024 and December 31, 2023 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2024 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$609,683	609,683	-	-	609,683
Securities available for sale	426,241	-	426,241	-	426,241
Held to maturity securities	6,206	-	6,108	-	6,108
Federal Home Loan Bank stock	6,203	N/A	N/A	N/A	N/A
Net loans	4,956,286	-	-	4,432,000	4,432,000
Accrued interest receivable	14,460	799	2,073	11,588	14,460
Financial liabilities:
Demand deposits	742,997	742,997	-	-	742,997
Interest bearing deposits	4,612,172	2,708,264	1,886,696	-	4,594,960
Short-term borrowings	94,374	-	94,374	-	94,374
Accrued interest payable	3,900	248	3,652	-	3,900

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2023 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$578,004	578,004	-	-	578,004
Securities available for sale	452,289	-	452,289	-	452,289
Held to maturity securities	6,458	-	6,396	-	6,396
Federal Reserve Bank and Federal
Home Loan Bank stock	6,203	N/A	N/A	N/A	N/A
Net loans	4,954,301	-	-	4,422,027	4,422,027
Accrued interest receivable	13,683	234	1,920	11,529	13,683
Financial liabilities:
Demand deposits	754,532	754,532	-	-	754,532
Interest bearing deposits	4,596,245	2,760,221	1,819,789	-	4,580,010
Short-term borrowings	88,990	-	88,990	-	88,990
Accrued interest payable	3,612	256	3,356	-	3,612

Index
(7) Accumulated Other Comprehensive Loss

The following is a summary of the accumulated other comprehensive income loss balances, net of tax:

	Three months ended March 31, 2024
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	12/31/2023	Reclassifications	Loss	3/31/2024	3/31/2024

Net unrealized holding loss on securities available for sale, net of tax	$(23,899)	(1,378)	-	(1,378)	(25,277)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,814)	-	(148)	(148)	(2,962)

Accumulated other comprehensive loss, net of tax	$(13,237)	(1,378)	(148)	(1,526)	(14,763)

	Three months ended March 31, 2023
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	12/31/2022	Reclassifications	Loss	3/31/2023	3/31/2023

Net unrealized holding gain on securities available for sale, net of tax	$(32,271)	3,901	-	3,901	(28,370)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,511)	-	(82)	(82)	(2,593)

Accumulated other comprehensive loss, net of tax	$(27,194)	3,901	(82)	3,819	(23,375)

The following represents the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	Three months ended
	March 31,
	2024	2023	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$203	114	Salaries and employee benefits
Amortization of prior service cost	(3)	(3)	Salaries and employee benefits
Income tax benefit	(52)	(29)	Income taxes
Net of tax	148	82

Total reclassifications, net of tax	$148	82

Index
(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-Interest Income.  The following table presents the Company’s sources of non-Interest Income for the three months ended March 31, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended
	March 31,
	2024	2023
Non-interest income
Service Charges on Deposits
Overdraft fees	$663	$680
Other	511	532
Interchange Income	1,597	1,479
Wealth management fees	1,816	1,774
Other (a)	256	204

Total non-interest income	$4,843	$4,669

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2024, the Company did not have any leases with terms of twelve months or less.

As of March 31, 2024, the Company did not have any leases for which the construction had not yet started. As of March 31, 2024, lease expiration dates ranged from two months to 20.5 years and have a weighted average remaining lease term of 8.4 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components, which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	March 31,
	2024	2023
Operating lease cost	$2,097	2,050
Variable lease cost	606	585

Total Lease costs	$2,703	2,635

(dollars in thousands)	Three months ended
	March 31,
	2024	2023
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,124	2,072

Right-of-use assets obtained in exchange for lease obligations:	759	385

Weighted average remaining lease term	8.4 years	8.7 years
Weighted average discount rate	3.12%	3.00%

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

(dollars in thousands)

Year ending
December 31,
2024(a)	$6,362
2025	8,156
2026	7,183
2027	5,974
2028	4,786
Thereafter	17,085
Total lease payments	$49,546
Less: Interest	6,108

Present value of lease liabilities	$43,438

(a)	Excluding the three months ended March 31, 2024.

Index
A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations.  Total lease payments from the Company to those entities, which are included in the table above, owed as of March 31, 2024, were $2.6 million, which includes interest in the amount of $292 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of March 31, 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2024 and December 31, 2023:

(Bank Only)				Minimum for
	As of March 31, 2024		Well	Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$640,288	10.427%	5.000%	4.000%
Common equity tier 1 capital	640,288	18.505	6.500	7.000
Tier 1 risk-based capital	640,288	18.505	8.000	8.500
Total risk-based capital	683,633	19.758	10.000	10.500

	As of December 31, 2023		Well	Minimum for
				Capital Adequacy plus
				Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$636,327	10.428%	5.000%	4.000%
Common equity tier 1 capital	636,327	18.280	6.500	7.000
Tier 1 risk-based capital	636,327	18.280	8.000	8.500
Total risk-based capital	679,924	19.532	10.000	10.500

(Consolidated)
	As of March 31, 2024		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$663,400	10.798%	4.000%
Common equity tier 1 capital	663,400	19.168	7.000
Tier 1 risk-based capital	663,400	19.168	8.500
Total risk-based capital	706,757	20.421	10.500

	As of December 31, 2023		Minimum for
			Capital Adequacy plus
			Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$657,968	10.780%	4.000%
Common equity Tier 1 capital	657,968	18.896	7.000
Tier 1 risk-based capital	657,968	18.896	8.500
Total risk-based capital	701,577	20.149	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2024 and December 31, 2023 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 expands reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. ASU 2023-07 implements a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker, expands certain annual disclosures to interim periods, clarifies that single reportable segment entities must apply Topic 280 in its entirety and permits more than one measure of segment profit or loss to be reported under certain conditions. ASU 2023-07 is effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the requirements of the expanded segment disclosures but does not currently expect the additional disclosures to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. While the Company is currently assessing the impact applying this standard will have on its income tax disclosures, the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

Index
Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of March 31, 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2024 and March 31, 2023, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated statement of financial condition of the Company as of December 31, 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 11, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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
/s/ Crowe LLP
Boston, Massachusetts
May 9, 2024

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2024, with comparisons to the corresponding period in 2023, as applicable.  Unless otherwise indicated, net interest income and net interest margin are presented in this discussion on a non-GAAP, taxable equivalent basis.   The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 11, 2024 (the “2023 Form 10-K”), should also be read in conjunction with this review.  Amounts in the prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Following this management discussion and analysis is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2024 and 2023.

Economic Overview
During the first quarter of 2024, financial markets got off to a good start as the economy showed signs of improvement. For the first quarter of 2024, the S&P 500 Index was up 10.16%, Nasdaq was up 9.1%, and the Dow Jones Industrial Average was up 5.6% compared to the fourth quarter of 2023.  The 10‑year Treasury bond averaged 4.16% during Q1 2024 compared to 4.45% in Q4 2023, a decrease of 29 basis points.  The 2‑year Treasury bond average rate decreased 33 basis points to 4.48%, which slightly improved the inverted yield curve over the prior quarter.  Consequently, the spread between the 10‑year and the 2-year Treasury bonds decreased from a -0.36% on average in Q4 2023 to -0.33% in Q1 2024.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer term rates.  Commencing in March 2022, the Federal Open Market Committee (“FOMC”) increased the target range for the Federal Funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50%, which is where it remains as of March 31, 2024.  All of these increases were expressly made in response to inflationary pressures.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Accordingly, changes in rates and spreads continue to be effected by global economic concerns.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q1/23	Beg of Q1	4.42	4.41	3.99	3.88	-0.53
	Peak	5.06	5.05	4.34	4.08	-0.38
	Trough	4.52	3.76	3.39	3.37	-1.07
	End of Q1	4.97	4.10	3.66	3.55	-0.55
	Average in Q1	4.78	4.35	3.80	3.65	-0.70

Q2/23	Beg of Q2	4.97	4.10	3.66	3.55	-0.55
	Peak	5.55	4.87	4.14	3.85	-0.38
	Trough	4.86	3.75	3.29	3.30	-1.06
	End of Q2	5.43	4.87	4.13	3.81	-1.06
	Average in Q2	5.27	4.26	3.69	3.60	-0.67

Q3/23	Beg of Q3	5.43	4.87	4.13	3.81	-1.06
	Peak	5.61	5.12	4.67	4.61	-0.44
	Trough	5.44	4.59	3.93	3.75	-1.08
	End of Q3	5.55	5.03	4.60	4.59	-0.44
	Average in Q3	5.54	4.92	4.31	4.15	-0.77

Q4/23	Beg of Q4	5.55	5.03	4.60	4.59	-0.44
	Peak	5.63	5.19	4.95	4.98	-0.13
	Trough	5.40	4.20	3.78	3.79	-0.53
	End of Q4	5.40	4.23	3.84	3.88	-0.35
	Average in Q4	5.52	4.81	4.43	4.45	-0.36

Q1/24	Beg of Q1	5.40	4.23	3.84	3.88	-0.35
	Peak	5.49	4.73	4.36	4.34	-0.14
	Trough	5.42	4.14	3.80	3.87	-0.44
	End of Q1	5.46	4.59	4.21	4.20	-0.39
	Average in Q1	5.45	4.48	4.12	4.16	-0.33

The United States economy proved to be resilient 2023 and has also seen some improvements as we continue into 2024.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

Index
On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership.  Additionally, following the rapid withdrawal of deposits and large losses reported by Credit Suisse in Switzerland, Swiss Bank UBS Group AG acquired Credit Suisse in an emergency arrangement brokered by the Swiss government.  Lastly, due to the destabilization of First Republic, the FDIC assisted in arranging a sale of First Republic to JPMorgan Chase on May 1, 2023. In response to the U.S. bank failures in the spring of 2023, the Federal Reserve established a Bank Term Funding Program (“BTFP”) to offer emergency loans of up to one year to eligible depository institutions pledging qualifying assets as collateral.  Nevertheless, the closures of those banks and adverse developments affecting other banks over the course of 2023 have resulted in heightened levels of market activity and volatility. For instance, the share price of a number of regional banks continues to be adversely affected by continuing concerns regarding the liquidity of these banks and the stability of the banking system in general.  The full impact of market volatility from the adverse developments in the banking industry, along with continued elevated interest rates, will depend on future developments, which are highly uncertain and difficult to predict. Our business and financial results may be impacted by a variety of other factors as well, such as an economic slowdown or recession.

Additionally, in November 2023, the FDIC adopted a final rule to implement a special assessment on banks with total assets greater than $5.0 billion and uninsured deposits in excess of $5 billion, to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.  The special assessment will be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, which it estimates will result in total revenue of $16.3 billion. Because (i) the estimated loss pursuant to the systemic risk determination will be periodically adjusted and (ii) assessments collected may change due to corrective amendments to the amount of uninsured deposits reported for the December 31, 2022 reporting period, the FDIC has retained the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, or impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The final rule will be effective April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 (i.e., January 1 through March 31, 2024), with a payment date of June 28, 2024. There will be no additional cost to TrustCo as a result of uninsured deposits being under $5 billion.

Management believes that TrustCo’s long-term focus on traditional banking services and practices historically has enabled the Company to avoid significant impact from asset quality problems, and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice.  While we continue to adhere to prudent underwriting standards, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of continued elevated interest rates, financial sector instability, a potential or actual default on the federal debt or other reasons, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Financial Overview
TrustCo recorded net income of $12.1 million, or $0.64 of diluted earnings per share, for the three months ended March 31, 2024, compared to net income of $17.7 million, or $0.93 of diluted earnings per share, in the same period in 2023.  Return on average assets was 0.80% and 1.20%, respectively, for the three months ended March 31, 2024 and 2023.  Return on average equity was 7.54% and 11.84%, respectively, for the three months ended March 31, 2024 and 2023.

Index
The primary factors accounting for the change in net income for the three months ended March 31, 2024 compared to the same period of the prior year were:

•
A decrease of $10.4 million, or 22.1%, in GAAP net interest income and taxable equivalent net interest income (non-GAAP) compared to the first quarter of 2023 primarily as a result of an increase in interest expense as a result of the current interest rate environment.

•	An increase of $300 thousand in provision for credit losses for the first quarter of 2024 compared to the first quarter 2023.

•	An increase of $174 thousand in noninterest income for the first quarter of 2024 compared to the first quarter of 2023.

•
A decrease of $2.8 million in noninterest expense for the first quarter 2024 compared to the first quarter 2023, primarily as a result of a decrease in salaries and employee benefits in the first quarter of 2024 due to a favorable true-up to the incentive compensation accrual upon payout, as well as decreases in various other employee benefit plan expenses.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the 2023 Form 10-K is a description of the effect that continued elevated interest rates had on the results for the year 2023 compared to 2022.  Many of the same market factors discussed in the 2023 Form 10-K, including instability in the financial services sector, heightened global economic concerns, and continued elevated interest rates continued to have a significant impact on results through the first quarter of 2024.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020, the target range for the Federal Funds rate was significantly decreased to 0.00% to 0.25% as a result of the COVID-19 pandemic.  However, as discussed above, the FOMC increased the target range for the federal funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50% by the end of 2023 where it remains as of March 31, 2024.

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

TrustCo’s principal loan products are residential real estate loans.  Most of TrustCo’s residential real estate loans carry a fixed rate of interest. As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield was down 29 basis points, on average, during the first quarter of 2024 compared to the fourth quarter of 2023, however, it was up 51 basis points as compared to the first quarter of 2023.

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

Index
For the first quarter of 2024, the net interest margin is 2.44%, down 77 basis points versus the prior year’s first quarter.  The quarterly results reflect the following significant factors:

•	The average balance of securities available for sale decreased by $38.8 million and the average yield increased 24 basis points to 2.50%.

•
The average balance of Federal funds sold and other short-term investments decreased $79.3 million; however the average yield increased 84 basis points to 5.45% which was enough to offset the decrease in the average balance.

•	The average loan portfolio grew by $249.4 million to $5.01 billion and the average yield increased 25 basis points to 3.98% in the first quarter of 2024 compared to the same period in 2023.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $193.3 million and the average rate paid increased 136 basis points to 1.99% in the first quarter of 2024 compared to the same period in 2023.

During the first quarter of 2024, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive shorter term rates which allowed the Bank to maintain our existing deposits.  This strategy drove growth at a relatively low cost that management believes should sustain TrustCo’s strong liquidity position and continue to allow us to cross sell products to new and existing relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.86 billion in the first quarter of 2023 to $5.99 billion in the same period of 2024 with an average yield of 3.99% in the first quarter of 2024 and 3.69% in the first quarter of 2023.  The mix of assets invested in Federal Funds sold and other short-term investments and securities available for sale decreased while loans increased over the prior year period.  Interest income on average earning assets increased $5.8 million in the first quarter of 2024 from the prior year period, on a tax equivalent basis. This increase was primarily driven by an increase in interest income on loans due to higher interest rates on loan originations over the last year, and also the higher interest rates on Federal Funds sold and other short-term investments and securities available for sale which resulted from the continued increases in the Federal Funds target rate throughout 2023.

Loans
The average balance of loans was $5.01 billion in the first quarter of 2024 up from $4.76 billion in the comparable period in 2023.  The yield on loans also increased 25 basis points to 3.98%.

Index
Compared to the first quarter of 2023, the average balance of residential mortgage loans, commercial loans, installment loans, and home equity loans all increased.  The average balance of residential mortgage loans was $4.36 billion in 2024 compared to $4.21 billion in 2023, an increase of 3.5%.  The average yield on residential mortgage loans increased by 21 basis points to 3.71% in the first quarter of 2024 compared to 2023, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $38.3 million to an average balance of $277.2 million in the first quarter of 2024 compared to the same period in the prior year.  The average yield on this portfolio was up 22 basis points to 5.28% compared to the prior year period, primarily as a result of the continued elevated interest rates on new originations and variable rate loans repricing.  The Company has sought to remain selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in many cases.

The average yield on home equity credit lines increased 49 basis points to 6.22% during the first quarter of 2024 compared to the prior year period.  The average balances of home equity lines increased 21.2% to $353.0 million in the first quarter of 2024 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2024 was $477.4 million compared to $516.2 million for the comparable period in 2023.  The decrease in the balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases.  The average yield was 2.50% for the first quarter of 2024 compared to 2.26% for the first quarter of 2023.  The increase in average yield is a result of higher yields on bonds purchased as well as lower rate bonds maturing since the prior year quarter. This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive loss, net of tax.

The net unrealized loss in the available for sale securities portfolio was $34.1 million as of March 31, 2024 compared to a net unrealized loss of $32.2 million as of December 31, 2023.  The increase in the net unrealized losses in the portfolio is the result of the current interest rate environment.

Index
Held to Maturity Securities
The average balance of held to maturity securities was $6.3 million for the first quarter of 2024 compared to $7.5 million in the first quarter of 2023.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.30% for the first quarter of 2024 compared to 4.14% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The net unrecognized loss in the held to maturity securities portfolio was $98 thousand as of March 31, 2024 compared to a net unrecognized loss of $62 thousand as of December 31, 2023.  The decrease in the net unrecognized losses in the portfolio is the result of changes in market interest rate levels.

As of March 31, 2024, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2024 first quarter average balance of Federal Funds sold and other short-term investments was $497.7 million, a $79.3 million decrease from the $576.9 million average for the same period in 2023.  The yield was 5.45% for the first quarter of 2024 and 4.61% for the comparable period in 2023.  Interest income from this portfolio increased $195 thousand from $6.6 million in 2023 to $6.8 million in 2024.  While the average balances decreased year over year, the increase in the Federal Funds target rate through the end of 2023 resulted in an increase in interest income over the same period in the prior year.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $231.9 million to $4.58 billion for the first quarter of 2024 versus the first quarter in the prior year, and the average rate paid increased from 0.62% for 2023 to 1.34% for 2024.  Total interest expense on these deposits increased $16.3 million to $23.0 million in the first quarter of 2024 compared to the year earlier period.  From the first quarter of 2023 to the first quarter of 2024, interest bearing checking account average balances were down  12.6%, certificates of deposit average balances were up 62.8%, non‑interest demand average balances were down 11.1%, average savings balances decreased 20.4% and money market balances were down 9.3%.  Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

Index
As of March 31, 2024, the maturity of total time deposits was as follows:

(dollars in thousands)

Under 1 year	$1,785,931
1 to 2 years	22,971
2 to 3 years	1,491
3 to 4 years	92,184
4 to 5 years	1,303
Over 5 years	28
$1,903,908

As of March 31, 2024 and December 31, 2023, approximately $1.04 billion and $1.03 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Average short-term borrowings for the first quarter of 2024 were $93.3 million compared to $131.9 million in the same period in 2023.  The decrease in the average balance from the prior year period is primarily a result of a shift of funds into time deposits.  The average rate remained flat at 0.88% in both the first quarter of 2023 and 2024.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

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

Net Interest Income
Taxable equivalent net interest income was down $10.4 million from $47.0 million in the first quarter of 2023 to $36.6 million in the first quarter of 2024.  The net interest spread was down 106 basis points to 2.00% in the first quarter of 2024 compared to the same period in 2023.  As previously noted, the net interest margin was down 77 basis points to 2.44% for the first quarter of 2024 compared to the same period in 2023.   While yields on earning assets increased in Q1 2024 compared to Q1 2023, rates on interest-bearing liabilities with shorter maturities increased at a faster pace, causing margin compression. The Company has seen the erosion of margin begin to slow when comparing the decrease to prior quarters and management believes that we are nearing the bottom of this rate cycle.  The Federal Reserve’s decision regarding whether to cut or hold rates in the upcoming meetings will have an effect on the Company’s ability to decrease deposit costs which should help margin in future quarters.  During the first quarter of 2024, the Company has been able to lower the rates offered on our time deposits while continuing to retain and grow that product.  This is expected bring down the cost of time deposits over time.

Index
Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2024:

Nonperforming loans and foreclosed real estate: Total NPLs were $18.3 million as of March 31, 2024, compared to $17.7 million at December 31, 2023, and $19.2 million as of March 31, 2023.  There were no loans as of March 31, 2024 and 2023 and December 31, 2023 that were past due 90 days or more and still accruing interest.

As of March 31, 2024, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $18.3 million as of March 31, 2024, $17.3 million were residential real estate loans, $846 thousand were commercial loans and mortgages and $149 thousand were installment loans, compared to $16.7 million, $850 thousand and $166 thousand, respectively at December 31, 2023.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $78 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2024 as well as the first quarter of 2023.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its deposit franchise area.  As of March 31, 2024, 65.0% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.0% were in Florida.  Those figures compare to 65.1% and 34.9%, respectively at December 31, 2023.

Index
Economic conditions vary widely by geographic location.   As a percentage of the total nonperforming loans as of March 31, 2024, 17.7% were to Florida borrowers, compared to 82.3% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2024, New York and surrounding areas experienced net recoveries of approximately $42 thousand, and Florida experienced no net recoveries.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2024, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications.  There were $952 thousand of commercial mortgages and commercial loans classified as individually evaluated as of March 31, 2024 compared to $957 thousand at December 31, 2023.  There were $23.8 million of individually evaluated residential loans as of March 31, 2024 compared to $23.6 million at December 31, 2023.

As of March 31, 2024 and December 31, 2023 the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

As of March 31, 2024 there was $2.3 million of foreclosed real estate compared to $194 thousand at December 31, 2023.

Allowance for credit losses on loans: The Company evaluated several external forecasts in choosing the forecast to element for the economic components of the allowance for credit losses on loans. The Company selected the stagflation forecast and there have been no changes in the economic modeling since its adoption on January 1, 2022.

In the first quarter of 2024, the Company recorded a provision for credit losses of $600 thousand, which is all related to the provision for credit losses on loans, as there was no provision for credit losses on unfunded commitments.  The increase in the ACLL from during the first quarter of 2024 was primarily a result of loan growth and an increase in the expected life of loans.

From December 31, 2023 to March 31, 2024 the actual performance was in line with the forecasted performance pertaining to key variables such as consumer price indices, and Gross Metro Product.

See Note 5 of the financial statements for additional discussion related to the process for determining the provision for credit losses.

Index
The allocation of the allowance for credit losses on loans as follows:

(dollars in thousands)	As of March 31, 2024		As of December 31, 2024
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$2,557	5.21%	$2,519	5.05%
Real estate - construction	258	0.52%	291	0.58%
Real estate mortgage - 1 to 4 family	41,303	86.84%	40,745	87.09%
Home equity lines of credit	4,919	7.11%	4,805	6.94%
Installment Loans	183	0.32%	218	0.34%
	$49,220	100.00%	$48,578	100.00%

As of March 31, 2024, the allowance for credit losses on loans was $49.2 million, compared $48.6 million at December 31, 2023.  The allowance represents 0.98% of the loan portfolio as of March 31, 2024 compared to 0.97% as December 31, 2023. The coverage ratio was 269.3% and 275.0% as of March 31, 2024 and December 31, 2023, respectively.

Net recoveries for the three-month period ended March 31, 2024 were $42 thousand and $53 thousand for the prior year period.

During the first quarter of 2024, there were no commercial loan charge-offs, $117 thousand of residential loan charge-offs, and $44 thousand of consumer loan charge-offs compared with no commercial or residential loan charge-offs and $48 thousand of consumer loan charge-offs in the first quarter of 2023.  During the first quarter of 2024 there were no commercial loan recoveries and $203 thousand for residential mortgage and consumer loan recoveries, compared to no commercial loan recoveries and $101 thousand for residential mortgage and consumer loan recoveries in the first quarter of 2023.

The following table presents the net charge-off ratio for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31:
	2024	2023
Commercial	0.00%	0.00%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	0.22%	0.19%
Total	0.00%	0.00%

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

Using this model, the fair value of capital projections as of March 31, 2024 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2024.  The table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase or decrease by 100 bp, 200 bp, 300 bp and 400 bp.

As of March 31, 2024	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	19.60%
+300 BP	20.10
+200 BP	21.60
+100 BP	23.10
Current rates	23.40
-100 BP	23.10
-200 BP	21.60
-300 BP	19.20
-400 BP	16.40

Noninterest Income
Total noninterest income for the first quarter of 2024 and 2023 was $4.8 million and $4.7 million, respectively.  The increase over the same period in the prior year was primarily related to an increase of $118 thousand in interchange fees.  Financial Services income was up $42 thousand to $1.8 million in the first quarter of 2024 as compared to the year-ago period, primarily as a result of higher market values of assets under management.  The fair value of assets under management was $1.0 billion as of March 31, 2024, $967 million as of December 31, 2023 and $922 million as of March 31, 2023.

Index
Noninterest Expenses
Total noninterest expenses were $24.9 million for the three months ended March 31, 2024, compared to $27.7 million for the three months ended March 31, 2023.  Significant changes included a decrease in salaries and employee benefits primarily as a result of a favorable true-up to the incentive compensation accrual, as well as decreases in various other employee benefit plan expenses.  Other significant changes were decreases in equipment expense, professional services, other real estate expense, net, and other expenses.  These decreases were offset by an increase in outsourced services.  Full time equivalent headcount decreased from 776 as of March 31, 2023 to 761 as of March 31, 2024 and represents a normal fluctuation of headcount.

Income Taxes
In the first quarter of 2024, TrustCo recognized income tax expense of $3.8 million compared to $5.9 million for the first quarter of 2023.  The effective tax rates were 23.8% and 25.0%, respectively, for the first quarters of 2024 and 2023.

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

Total shareholders’ equity as of March 31, 2024 was $649.2 million compared to $614.7 million as of March 31, 2023.  TrustCo declared a dividend of $0.36 per share in the first quarter of 2024.  This results in a dividend payout ratio of 56.48% based on first quarter 2024 earnings of $12.1 million.

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

Index
The Bank and the Company reported the following capital ratios as of March 31, 2024 and December 31, 2023:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of March 31, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$640,288	10.427%	5.000%	4.000
Common equity tier 1 capital	640,288	18.505	6.500	7.000
Tier 1 risk-based capital	640,288	18.505	8.000	8.500
Total risk-based capital	683,633	19.758	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2023		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$636,327	10.428%	5.000%	4.000
Common equity tier 1 capital	636,327	18.280	6.500	7.000
Tier 1 risk-based capital	636,327	18.280	8.000	8.500
Total risk-based capital	679,924	19.532	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of March 31, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$663,400	10.798%	4.000%
Common equity tier 1 capital	663,400	19.168	7.000
Tier 1 risk-based capital	663,400	19.168	8.500
Total risk-based capital	706,757	20.421	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2023		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$657,968	10.780%	4.000%
Common equity Tier 1 capital	657,968	18.896	7.000
Tier 1 risk-based capital	657,968	18.896	8.500
Total risk-based capital	701,577	20.149	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2024 and December 31, 2023 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, as of March 31, 2024, Trustco’s consolidated equity to total assets ratio was 10.51% compared to 10.46% at December 31, 2023 and 10.17% as of March 31, 2023.

As of March 31, 2024, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current capital conservation buffer taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  As of March 31, 2024 and December 31, 2023, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 56.48% of net income for the first quarter of 2024 and 38.59% of net income for the first quarter of 2023.  The per-share dividend paid in the first quarter of 2024, the fourth quarter of 2023, and the first quarter of 2023 was $0.36. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 6,586 participants.  The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Share Repurchase Program
On March 29, 2024 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  There were no repurchases during the three months ended March 31, 2024.

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

During the three months ended March 31, 2024, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2023 Form 10-K other than what is set forth immediately below.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of $25.6 million in 2024 and $29.5 million in 2023.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	March 31, 2024			March 31, 2023

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$125,973	$906	2.88%	$120,692	$692	2.29%	$214	$31	$183
Mortgage backed securities and collateralized mortgage obligations-residential	258,814	1,494	2.30%	287,046	1,585	2.20%	(91)	(450)	359
State and political subdivisions	26	-	6.90%	34	-	6.74%	-	-	-
Corporate bonds	73,625	476	2.59%	85,578	521	2.43%	(45)	(211)	166
Small Business Administration-guaranteed participation securities	18,224	100	2.20%	22,129	117	2.12%	(17)	(45)	28
Other	696	3	1.72%	686	2	1.17%	1	-	1

Total securities available for sale	477,358	2,979	2.50%	516,165	2,917	2.26%	62	(675)	737

Federal funds sold and other short-term Investments	497,652	6,750	5.45%	576,931	6,555	4.61%	195	(4,097)	4,292

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	6,329	68	4.30%	7,542	78	4.14%	(10)	(27)	17

Total held to maturity securities	6,329	68	4.30%	7,542	78	4.14%	(10)	(27)	17

Federal Reserve Bank and Federal Home Loan Bank stock	6,203	152	9.80%	5,797	110	7.59%	42	8	34

Commercial loans	277,183	3,661	5.28%	238,870	3,024	5.06%	637	502	135
Residential mortgage loans	4,359,476	40,415	3.71%	4,212,878	36,913	3.50%	3,502	1,312	2,190
Home equity lines of credit	353,004	5,464	6.22%	291,326	4,119	5.73%	1,345	958	387
Installment loans	16,128	264	6.58%	13,323	216	6.56%	48	47	1

Loans, net of unearned income	5,005,791	49,804	3.98%	4,756,397	44,272	3.73%	5,532	2,819	2,713

Total interest earning assets	5,993,333	59,753	3.99%	5,862,832	53,932	3.69%	5,821	(1,972)	7,793

Allowance for credit losses on loans	(48,824)			(46,290)
Cash & non-interest earning assets	185,230			175,097

Total assets	$6,129,739			$5,991,639

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	990,130	240	0.10%	$1,133,383	$66	0.02%	174	(58)	232
Money market accounts	544,687	2,342	1.73%	600,855	814	0.55%	1,528	(527)	2,055
Savings	1,158,558	712	0.25%	1,456,242	530	0.15%	182	(632)	814
Time deposits	1,889,929	19,677	4.19%	1,160,969	5,272	1.84%	14,405	4,757	9,648

Total interest bearing deposits	4,583,304	22,971	2.02%	4,351,449	6,682	0.62%	16,289	3,540	12,749
Short-term borrowings	93,316	204	0.88%	131,867	285	0.88%	(81)	(81)	-

Total interest bearing liabilities	4,676,620	23,175	1.99%	4,483,316	6,967	0.63%	16,208	3,459	12,749

Demand deposits	726,299			816,565
Other liabilities	80,158			84,092
Shareholders' equity	646,662			607,666

Total liabilities and shareholders' equity	$6,129,739			$5,991,639

Net interest income, tax equivalent		36,578			46,965		$(10,387)	$(5,431)	$(4,956)

Net interest spread			2.00%			3.06%

Net interest margin (net interest income to total interest earning assets)			2.44%			3.21%

Tax equivalent adjustment		-			-

Net interest income		$36,578			$46,965

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the 2023 Form 10-K, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2024 and 2023 the Company continues to strives to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2024, the Company had an average balance of Federal Funds sold and other short-term investments of $497.7 million compared to $576.9 million in the first quarter of 2023.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.”  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

An investment in the Company involves risks, including the risks discussed in Item 1A. “Risk Factors” of the Company’s 2023 Form 10-K, which risk factors have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended March 31, 2024:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2024 through January 31, 2024	-	$-	-
February 1, 2024 through February 29, 2024	-	-	-
March 1, 2024 through March 31, 2024	-	-	-	200,000
Total	-	$-	-	200,000

(1)
On March 29, 2024 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  There were no repurchases during the three months ended March 31, 2024.

Index
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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executiveofficer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

65

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

Date: May 9, 2024