Form 10-Q
period 2024-06-30
TRUSTCO BANK CORP N Y
filed 2024-08-09
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2024
$1 Par Value	19,010,433

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

Risks Related to Our Operations

•	changes in interest rates have impacted and may continue to impact our financial condition and results of operations;
•	ongoing inflationary pressures and continued elevated prices have affected and may continue to affect our results of operations and financial condition;
•	exposure to credit risk in our lending activities;
•
our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for credit losses or charge-offs, which would negatively impact earnings and capital;

•	the allowance for credit losses on loans (“ACLL”) is not sufficient to cover expected loan losses, resulting in a decrease in earnings;
•	our inability to meet the cash flow requirements of our depositors or borrowers or meet our operating cash needs to fund corporate expansion and other activities;
•	we have been and may in the future be subject to claims and litigation pertaining to fiduciary responsibility and lender liability;
•	our dependency upon the services of the management team;
•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
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

Index
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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Interest and dividend income:
Interest and fees on loans	$50,660	$46,062	$100,464	$90,334
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	909	691	1,815	1,383
State and political subdivisions	1	1	1	1
Mortgage-backed securities and collateralized mortgage obligations - residential	1,451	1,543	2,945	3,128
Corporate bonds	362	516	838	1,037
Small Business Administration-guaranteed participation securities	94	111	194	228
Other securities	2	3	5	5
Total interest and dividends on securities available for sale	2,819	2,865	5,798	5,782

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	65	75	133	153
Total interest on held to maturity securities	65	75	133	153

Federal Home Loan Bank stock	147	110	299	220
Interest on federal funds sold and other short-term investments	6,894	6,970	13,644	13,525
Total interest income	60,585	56,082	120,338	110,014

Interest expense:
Interest on deposits:
Interest-bearing checking	288	49	528	115
Savings accounts	675	655	1,387	1,185
Money market deposit accounts	2,228	1,756	4,570	2,570
Time deposits	19,400	9,291	39,077	14,563
Interest on short-term borrowings	206	279	410	564
Total interest expense	22,797	12,030	45,972	18,997

Net interest income	37,788	44,052	74,366	91,017
Provision (Credit) for credit losses	500	(500)	1,100	(200)
Net interest income after provision (credit) for credit losses	37,288	44,552	73,266	91,217

Noninterest income:
Trustco financial services income	1,609	1,412	3,425	3,186
Fees for services to customers	2,399	2,847	5,144	5,495
Unrealized gain recognized on equity securities	1,360	-	1,360	-
Other	283	339	565	586
Total noninterest income	5,651	4,598	10,494	9,267

Noninterest expenses:
Salaries and employee benefits	12,520	13,122	23,947	26,405
Net occupancy expense	4,375	4,262	8,986	8,860
Equipment expense	1,990	1,873	3,728	3,835
Professional services	1,570	1,360	3,030	2,967
Outsourced services	2,755	2,491	5,256	4,787
Advertising expense	466	518	874	908
FDIC and other insurance	797	1,085	1,891	2,137
Other real estate expense, net	16	148	90	373
Other	1,970	2,468	3,560	4,734
Total noninterest expenses	26,459	27,327	51,362	55,006

Income before taxes	16,480	21,823	32,398	45,478
Income taxes	3,929	5,451	7,721	11,360

Net income	$12,551	$16,372	$24,677	$34,118

Net income per share:
- Basic	$0.66	$0.86	$1.30	$1.79

- Diluted	$0.66	$0.86	$1.30	$1.79

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$12,551	$16,372	$24,677	$34,118

Net unrealized holding gain (loss) on securities available for sale	860	(3,718)	(1,012)	1,533
Tax effect	(218)	963	276	(387)

Net unrealized gain (loss) on securities available for sale, net of tax	642	(2,755)	(736)	1,146

Amortization of net actuarial gain	(202)	(114)	(405)	(228)
Amortization of prior service cost	3	3	6	6
Tax effect	52	29	104	58
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(147)	(82)	(295)	(164)

Other comprehensive income (loss), net of tax	495	(2,837)	(1,031)	982
Comprehensive income	$13,046	$13,535	$23,646	$35,100

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS:

Cash and due from banks	$42,193	$49,274
Federal funds sold and other short term investments	493,920	528,730
Total cash and cash equivalents	536,113	578,004

Securities available for sale	395,177	452,289
Held to maturity securities ($5,819 and $6,396 fair value at June 30, 2024 and December 31, 2023, respectively)	5,921	6,458

Federal Home Loan Bank stock	6,507	6,203
Loans, net of deferred net costs	5,038,312	5,002,879
Less:
Allowance for credit losses on loans	49,772	48,578
Net loans	4,988,540	4,954,301

Bank premises and equipment, net	33,466	34,007
Operating lease right-of-use assets	38,376	40,542
Other assets	102,544	96,387

Total assets	$6,106,644	$6,168,191

LIABILITIES:
Deposits:
Demand	$745,227	$754,532
Interest-bearing checking	1,029,606	1,015,213
Savings accounts	1,144,427	1,179,241
Money market deposit accounts	517,445	565,767
Time deposits	1,840,262	1,836,024
Total deposits	5,276,967	5,350,777

Short-term borrowings	89,720	88,990
Operating lease liabilities	42,026	44,471
Accrued expenses and other liabilities	42,763	38,668

Total liabilities	5,451,476	5,522,906

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,058,142 shares issued at June 30, 2024 and December 31, 2023, and 19,010,433 and 19,024,433 shares outstanding at June 30, 2024 and December 31, 2023, respectively	20,058	20,058
Surplus	257,490	257,181
Undivided profits	436,048	425,069
Accumulated other comprehensive loss, net of tax	(14,268)	(13,237)
Treasury stock at cost - 1,047,709 and 1,033,709 shares at June 30, 2024 and December 31, 2023, respectively	(44,160)	(43,786)

Total shareholders’ equity	655,168	645,285

Total liabilities and shareholders’ equity	$6,106,644	$6,168,191

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Loss	Stock	Total

Beginning balance, January 1, 2023	$20,058	$257,078	$393,831	$(27,194)	$(43,786)	$599,987
Net income	-	-	17,746	-	-	17,746
Other comprehensive income, net of tax	-	-	-	3,819	-	3,819
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2023	$20,058	$257,078	$404,728	$(23,375)	$(43,786)	$614,703

Net income	-	-	16,372	-	-	16,372
Other comprehensive loss, net of tax	-	-	-	(2,837)	-	(2,837)
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, June 30, 2023	$20,058	$257,078	$414,251	$(26,212)	$(43,786)	$621,389

Beginning balance, January 1, 2024	$20,058	$257,181	$425,069	$(13,237)	$(43,786)	$645,285
Net income	-	-	12,126	-	-	12,126
Other comprehensive loss, net of tax	-	-	-	(1,526)	-	(1,526)
Stock Based Compensation Expense	-	154	-	-	-	154
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2024	$20,058	$257,335	$430,346	$(14,763)	$(43,786)	$649,190

Net income	-	-	12,551	-	-	12,551
Other comprehensive income, net of tax	-	-	-	495	-	495
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)
Purchase of treasury stock 14,000 shares	-	-	-	-	(374)	(374)
Stock Based Compensation Expense	-	155	-	-	-	155

Ending balance, June 30, 2024	$20,058	$257,490	$436,048	$(14,268)	$(44,160)	$655,168

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net income	$24,677	$34,118

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,130	2,021
Amortization of right-of-use asset	3,317	3,267
Net gain on sale of other real estate owned	-	(175)
Writedown of other real estate owned	-	107
Provision (credit) for credit losses	1,100	(200)
Deferred tax expense	1,094	1,965
Net amortization of securities	627	900
Stock based compensation expense	309	-
Net gain on sale of bank premises and equipment	(7)	-
Net unrealized holding gain on equity securities	(1,360)	-
Decrease in taxes receivable	4,180	1,394
Increase in interest receivable	(966)	(270)
(Decrease) Increase in interest payable	(167)	1,444
Increase in other assets	(2,822)	(3,884)
Decrease in operating lease liabilities	(3,596)	(3,461)
Increase (Decrease) in accrued expenses and other liabilities	99	(2,779)
Total adjustments	3,938	329
Net cash provided by operating activities	28,615	34,447

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	20,494	29,469
Proceeds from paydowns of held to maturity securities	516	637
Purchases of securities available for sale	(20,000)	(5,000)
Proceeds from maturities of securities available for sale	55,000	5,000
Purchases of Federal Home Loan Bank stock	(304)	(406)
Net increase in loans	(37,547)	(153,328)
Proceeds from dispositions of other real estate owned	68	718
Proceeds from dispositions of bank premises and equipment	29	-
Purchases of bank premises and equipment	(1,611)	(1,816)
Net cash provided by (used in) investing activities	16,645	(124,726)

Cash flows from financing activities:
Net (decrease) increase in deposits	(73,810)	65,637
Net change in short-term borrowings	730	(8,935)
Purchases of treasury stock	(374)	-
Dividends paid	(13,697)	(13,665)
Net cash (used in) provided by financing activities	(87,151)	43,037
Net decrease in cash and cash equivalents	(41,891)	(47,242)
Cash and cash equivalents at beginning of period	578,004	650,599
Cash and cash equivalents at end of period	$536,113	$603,357

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$46,139	$10,586
Income taxes paid	3,559	9,981
Other non cash items:
Transfer of loans to other real estate owned	2,208	-
Increase in dividends payable	-	33
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(1,012)	1,533
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	276	(387)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(399)	(222)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	104	58

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2024 is not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023, and the cash flows for the six months ended June 30, 2024 and 2023.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.  Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2024 and 2023 is as follows:

(in thousands, except per share data)	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$12,551	$16,372	$24,677	$34,118
Weighted average common shares	19,022	19,024	19,023	19,024
Effect of Dilutive Securities:
Stock Options and Restricted Stock Units	11	-	10	1
Weighted average common shares including potential dilutive shares	19,033	19,024	19,033	19,025

Basic EPS	$0.66	$0.86	$1.30	$1.79

Diluted EPS	$0.66	$0.86	$1.30	$1.79

For the three and six months ended June 30, 2024 there were 48 thousand weighted average anti-dilutive stock options excluded from dilutive earnings. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and six months ended June 30, 2024 and 2023 for its pension and other postretirement benefit plans:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2024	2023	2024	2023

Service cost	$-	$-	$4	$3
Interest cost	289	304	72	66
Expected return on plan assets	(762)	(661)	(332)	(290)
Amortization of net gain	(19)	-	(183)	(114)
Amortization of prior service cost	-	-	3	3
Net periodic benefit	$(492)	$(357)	$(436)	$(332)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2024	2023	2024	2023

Service cost	$-	$-	$9	$5
Interest cost	578	606	144	132
Expected return on plan assets	(1,524)	(1,341)	(663)	(579)
Amortization of net gain	(38)	-	(367)	(228)
Amortization of prior service cost	-	-	6	6
Net periodic benefit	$(984)	$(735)	$(871)	$(664)

The Company does not expect to contribute to its pension and postretirement benefit plans in 2024. As of June 30, 2024, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$109,281	$-	$2,485	$106,796
State and political subdivisions	26	-	-	26
Mortgage backed securities and collateralized mortgage obligations - residential	246,142	128	27,959	218,311
Corporate bonds	55,054	-	1,290	53,764
Small Business Administration - guaranteed participation securities	17,222	-	1,630	15,592
Other	688	8	8	688
Total Securities Available for Sale	$428,413	$136	$33,372	$395,177

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$121,728	$5	$3,065	$118,668
State and political subdivisions	26	-	-	26
Mortgage backed securities and collateralized mortgage obligations - residential	263,182	270	25,775	237,677
Corporate bonds	80,150	-	2,098	78,052
Small Business Administration - guaranteed participation securities	18,740	-	1,554	17,186
Other	687	11	18	680

Total Securities Available for Sale	$484,513	$286	$32,510	$452,289

The following table categorizes the debt securities included in the available for sale portfolio as of June 30, 2024, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$65,788	$64,715
Due after one year through five years	99,261	96,559
Mortgage backed securities and collateralized mortgage obligations - residential	246,142	218,311
Small Business Administration - guaranteed participation securities	17,222	15,592
	$428,413	$395,177

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2024
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$19,955	$45	$86,841	$2,440	$106,796	$2,485
Mortgage backed securities and collateralized mortgage obligations - residential	2,399	29	209,057	27,930	211,456	27,959
Corporate bonds	-	-	53,764	1,290	53,764	1,290
Small Business Administration - guaranteed participation securities	-	-	15,592	1,630	15,592	1,630
Other	-	-	642	8	642	8

Total	$22,354	$74	$365,896	$33,298	$388,250	$33,372

	December 31, 2023
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unreal	Fair	Unreal	Fair	Unreal.
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$-	-	$116,163	$3,065	$116,163	$3,065
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	227,891	25,775	227,891	25,775
Corporate bonds	-	-	78,052	2,098	78,052	2,098
Small Business Administration - guaranteed participation securities	-	-	17,186	1,554	17,186	1,554
Other	-	-	631	18	631	18

Total	$-	-	$439,923	$32,510	$439,923	$32,510

There were no allowance for credit losses recorded for securities available for sale during the three and six months ended June 30, 2024.

Index
The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2024 and 2023 are as follows:

	Three months ended June 30,
(dollars in thousands)	2024	2023

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	11,653	14,811
Proceeds from maturities	20,000	5,000
Gross realized gains	-	-
Gross realized losses	-	-

	Six months ended June 30,
(dollars in thousands)	2024	2023

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	20,494	29,469
Proceeds from maturities	55,000	5,000
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and six months ended June 30, 2024 and 2023.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$5,921	$38	$140	$5,819
Total held to maturity	$5,921	$38	$140	$5,819

	December 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$6,458	$74	$136	$6,396
Total held to maturity	$6,458	$74	$136	$6,396

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of  June 30, 2024, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$5,921	$5,819
	$5,921	$5,819

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

June 30, 2024
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$879	$3	$2,481	$137	$3,360	$140

Total	$879	$3	$2,481	$137	$3,360	$140

December 31, 2023
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$283	$3	$2,703	$133	$2,986	$136

Total	$283	$3	$2,703	$133	$2,986	$136

There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2024 and 2023.

There were no allowance for credit losses recorded for held to maturity securities during the three and six months ended June 30, 2024. There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Equity Securities

During the second quarter of 2024, Visa Inc. accepted the Company’s tender of its 6,528 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock.  As a result of the exchange, the Company marked its Visa Class C common stock to fair value and recorded a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock on June 28, 2024 of $262.47 per share. The Company’s Visa Class C shares are expected to continue to be marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa.  The Company originally obtained the shares in 2008. The carrying value of the Visa B-2 shares is nominal as of June 30, 2024.

Index
(d) Other-Than-Temporary Impairment

Debt Securities
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio by type and applying the appropriate OTTI model.

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or is it more likely than not that it will be required to sell the debt security before its anticipated recovery.  The assessment of whether any other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2024. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low turnover in the portfolio.

As of June 30, 2024, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2024.

Mortgage backed securities and collateralized mortgage obligations – residential:  As of June 30, 2024, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2024.

Small Business Administration (SBA) - guaranteed participation securities:  As of June 30, 2024, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2024.
Corporate Bonds & Other:  As of June 30, 2024, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired as of June 30, 2024.

Index

(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	June 30, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$215,840	$39,187	$255,027
Other	26,748	666	27,414
Real estate mortgage - 1 to 4 family:
First mortgages	2,743,992	1,568,619	4,312,611
Home equity loans	44,420	13,609	58,029
Home equity lines of credit	221,067	148,996	370,063
Installment	10,844	4,324	15,168
Total loans, net	$3,262,911	$1,775,401	5,038,312
Less: Allowance for credit losses			49,772
Net loans			$4,988,540

*Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$212,754	$39,501	$252,255
Other	20,863	397	21,260
Real estate mortgage - 1 to 4 family:
First mortgages	2,756,914	1,550,191	4,307,105
Home equity loans	44,152	13,806	57,958
Home equity lines of credit	212,298	135,117	347,415
Installment	12,057	4,829	16,886
Total loans, net	$3,259,038	$1,743,841	5,002,879
Less: Allowance for credit losses			48,578
Net loans			$4,954,301

*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $341 thousand and $620 thousand as of June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024 and December 31, 2023, the Company had approximately $24.9 million and $29.1 million of real estate construction loans, respectively.  Of the $24.9 million in real estate construction loans at June 30, 2024, approximately $8.0 million are secured by first mortgages to residential borrowers while approximately $16.9 million were to commercial borrowers for residential construction projects.  Of the $29.1 million in real estate construction loans at December 31, 2023, approximately $8.0 million are secured by first mortgages to residential borrowers while approximately $21.1 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans were in the Company’s New York market.

Index
Allowance for credit losses on loans
The ACLL is the allowance for credit losses on loans, which reflects management's estimate of expected credit losses over the life of the loan portfolio. The ACLL level is influenced by past events and current conditions, as well as reasonable and supportable forecasts of future economic scenarios. The ACLL level is updated quarterly based on the latest available information and assumptions. During the quarter ended June 30, 2024, the Company enhanced the ACLL calculation as follows:

•	Continued to use a Discounted Cash Flow Methodology using the probability of default and loss given default approach, now incorporating peer data.
•	Reasonable and supportable forecast period, which is now based on a Moody's Baseline Scenario for four quarters.
•	Reversion period - which is the period after the forecast period when the ACLL factors revert to historical averages, using a four-quarter straight line reversion.
•
Qualitative considerations, which are adjustments to the ACLL quantitative reserves to account for changes in various internal and external factors that affect the credit quality of the loan portfolio, were allocated utilizing a weighted scorecard framework. The qualitative factors utilized continued to be based on regulatory (interagency) guidelines.

The enhancement did not have a material impact on the Company’s financial statements.

The Company recorded a provision for credit losses of $500 thousand for the three months ended June 30, 2024, which is the result of a provision for credit losses on loans of $500 thousand.  There was no provision for unfunded commitments during the three months ended June 30, 2024.  The Company recorded a provision for credit losses of $1.1 million for the six months ended June 30, 2024, which is the result of a provision for credit losses on loans of $1.1 million. There was no provision for unfunded commitments during the six months ended June 30, 2024.

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

Index
Activity in the allowance for credit losses on loans by portfolio segment for the three months ended June 30, 2024 and 2023 is summarized as follows:

	For the three months ended June 30, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,742	$46,295	$183	$49,220
Loans charged off:
New York and other states*	-	-	10	10
Florida	-	17	7	24
Total loan chargeoffs	-	17	17	34

Recoveries of loans previously charged off:
New York and other states*	-	74	12	86
Florida	-	-	-	-
Total recoveries	-	74	12	86
Net loans (recoveries) charged off	-	(57)	5	(52)
Provision (credit) for credit losses	687	(223)	36	500
Balance at end of period	$3,429	$46,129	$214	$49,772

* Includes New York, New Jersey, Vermont and Massachusetts.

	For the three months ended June 30, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,708	43,766	211	46,685
Loans charged off:
New York and other states*	-	22	29	51
Florida	-	-	40	40
Total loan chargeoffs	-	22	69	91

Recoveries of loans previously charged off:
New York and other states*	129	183	8	320
Florida	-	-	-	-
Total recoveries	129	183	8	320
Net loan (recoveries) charged off	(129)	(161)	61	(229)
Provision for credit losses	(227)	140	87	-
Balance at end of period	$2,610	44,067	237	46,914

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Activity in the allowance for credit losses on loans by portfolio segment for the six months ended June 30, 2024 and 2023 is summarized as follows:
	For the six months ended June 30, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,735	$45,625	$218	$48,578
Loans charged off:
New York and other states*	-	117	54	171
Florida	-	17	7	24
Total loan chargeoffs	-	134	61	195

Recoveries of loans previously charged off:
New York and other states*	-	269	20	289
Florida	-	-	-	-
Total recoveries	-	269	20	289
Net loans (recoveries) charged off	-	(135)	41	(94)
Provision for credit losses	694	369	37	1,100
Balance at end of period	$3,429	$46,129	$214	$49,772

* Includes New York, New Jersey, Vermont and Massachusetts.

	For the six months ended June 30, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,596	$43,271	$165	$46,032
Loans charged off:
New York and other states*	-	22	46	68
Florida	-	-	71	71
Total loan chargeoffs	-	22	117	139

Recoveries of loans previously charged off:
New York and other states*	129	236	31	396
Florida	-	25	-	25
Total recoveries	129	261	31	421
Net loans (recoveries) charged off	(129)	(239)	86	(282)
(Credit) provision for credit losses	(115)	557	158	600
Balance at end of period	$2,610	$44,067	$237	$46,914

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,429	46,129	214	49,772

Total ending allowance balance	$3,429	$46,129	$214	$49,772

Loans:
Individually evaluated for impairment	$1,158	$24,098	$130	$25,386
Collectively evaluated for impairment	281,283	4,716,605	15,038	5,012,926

Total ending loans balance	$282,441	$4,740,703	$15,168	$5,038,312

	As of December 31, 2023
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,735	45,625	218	48,578

Total ending allowance balance	$2,735	45,625	218	48,578

Loans:
Individually evaluated for impairment	$957	23,628	144	24,729
Collectively evaluated for impairment	272,558	4,688,850	16,742	4,978,150

Total ending loans balance	$273,515	4,712,478	16,886	5,002,879

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in provision (credit) for credit losses in the consolidated income statement.

Index
The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2024 and 2023 were as follows:

(In thousands)	For the three months ended June 30, 2024
Balance at March 31, 2024	$1,662
Provision for credit losses	-
Balance at June 30, 2024	$1,662

(In thousands)	For the six months ended June 30, 2024
Balance at January 1, 2024	$1,662
Provision for credit losses	-
Balance at June 30, 2024	$1,662

(In thousands)	For the three months ended June 30, 2023
Balance at March 31, 2023	$2,612
Credit provision for credit losses	(500)
Balance at June 30, 2023	$2,112

(In thousands)	For the six months ended June 30, 2023
Balance at January 1, 2023	$2,912
Credit provision for credit losses	(800)
Balance at June 30, 2023	$2,112
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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of June 30, 2024 and December 31, 2023 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index

As of June 30, 2024, and December 31, 2023 and based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs year to date for each loan type by origination year was as follows:

Loan Credit Quality
(in thousands)	As of June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$18,930	$55,657	$77,623	$23,379	$15,662	$57,407	$3,743	$-	$252,401
Special Mention	$-	$-	$1,267	$-	$31	$530	$-	$-	$1,828
Substandard	$-	$-	$-	$-	$-	$759	$-	$-	$759
Doubtful	$-	$-	$-	$-	$-	$39	$-	$-	$39
Total Commercial Loans	$18,930	$55,657	$78,890	$23,379	$15,693	$58,735	$3,743	$-	$255,027

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Other:
Risk rating
Pass	$2,061	$9,052	$1,989	$1,348	$1,178	$2,569	$8,581	$-	$26,778
Special mention	$-	$-	$-	$-	$-	$-	$37	$-	$37
Substandard	$-	$-	$-	$-	$-	$-	$285	$-	$285
Doubtful	$-	$-	$-	$314	$-	$-	$-	$-	$314
Total Commercial Real Estate Loans	$2,061	$9,052	$1,989	$1,662	$1,178	$2,569	$8,903	$-	$27,414

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$136,689	$416,517	$551,803	$848,523	$708,915	$1,635,650	$-	$-	$4,298,097
Nonperforming	$-	$64	$210	$536	$78	$13,626	$-	$-	$14,514
Total First Mortgage:	$136,689	$416,581	$552,013	$849,059	$708,993	$1,649,276	$-	$-	$4,312,611

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$18	$-	$-	$18
	$-	$-	$-	$-	$-	$18	$-	$-	$18

Home Equity Loans:
Risk rating
Performing	$3,071	$9,453	$5,657	$7,427	$5,382	$26,585	$-	$-	$57,575
Nonperforming	$-	$-	$91	$-	$-	$363	$-	$-	$454
Total Home Equity Loans:	$3,071	$9,453	$5,748	$7,427	$5,382	$26,948	$-	$-	$58,029

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines of Credit:
Risk rating
Performing	$2,887	$1,211	$1,147	$695	$243	$15,380	$345,491	$-	$367,054
Nonperforming	$-	$-	$-	$-	$56	$2,638	$315	$-	$3,009
Total Home Equity Credit Lines:	$2,887	$1,211	$1,147	$695	$299	$18,018	$345,806	$-	$370,063

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$116	$-	$-	$116
	$-	$-	$-	$-	$-	$116	$-	$-	$116
Installments:
Risk rating
Performing	$1,586	$7,019	$3,655	$1,086	$219	$509	$941	$-	$15,015
Nonperforming	$-	$-	$65	$35	$1	$52	$-	$-	$153
Total Installments	$1,586	$7,019	$3,720	$1,121	$220	$561	$941	$-	$15,168

Installments Loans:
Current-period Gross writeoffs	$-	$26	$19	$-	$-	$16	$-	$-	$61
	$-	$26	$19	$-	$-	$16	$-	$-	$61

Index
Loan Credit Quality
(in thousands)	As of December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$61,148	$82,339	$23,940	$16,653	$19,835	$41,153	$5,664	$-	$250,732
Special Mention	-	-	-	42	-	225	-	-	267
Substandard	-	-	-	-	-	1,256	-	-	1,256
Total Commercial Loans	$61,148	$82,339	$23,940	$16,695	$19,835	$42,634	$5,664	$-	$252,255

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Other:
Risk rating
Pass	$7,873	$2,164	$1,933	$1,386	$321	$2,641	$4,482	$-	$20,800
Special mention	-	-	-	-	-	-	34	-	34
Substandard	-	-	328	-	-	98	-	-	426
Total Commercial Real Estate Loans	$7,873	$2,164	$2,261	$1,386	$321	$2,739	$4,516	$-	$21,260

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$418,891	$566,617	$878,015	$732,851	$342,559	$1,354,867	$-	$-	$4,293,800
Nonperforming	64	210	383	229	1,119	11,300	-	-	13,305
Total First Mortgage:	$418,955	$566,827	$878,398	$733,080	$343,678	$1,366,167	$-	$-	$4,307,105

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$27	$336	$-	$-	363
	$-	$-	$-	$-	$27	$336	$-	$-	$363

Home Equity Loans:
Risk rating
Performing	$9,660	$5,963	$7,770	$5,668	$6,542	$22,076	$-	$-	$57,679
Nonperforming	-	-	-	-	-	279	-	-	279
Total Home Equity Loans:	$9,660	$5,963	$7,770	$5,668	$6,542	$22,355	$-	$-	$57,958

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$355	$641	$248	$75	$10	$15,964	$327,059	$-	$344,352
Nonperforming	-	-	8	56	-	2,813	186	-	3,063
Total Home Equity Credit Lines:	$355	$641	$256	$131	$10	$18,777	$327,245	$-	$347,415

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$8	$-	$-	8
	$-	$-	$-	$-	$-	$8	$-	$-	$8

Installments:
Risk rating
Performing	$8,473	$4,592	$1,484	$360	$198	$605	$1,008	$-	$16,720
Nonperforming	-	49	51	-	63	3	-	-	166
Total Installments	$8,473	$4,641	$1,535	$360	$261	$608	$1,008	$-	$16,886

Installments Loans:
Current-period Gross writeoffs	$16	$67	$50	$1	$21	$21	$-	$-	176
	$16	$67	$50	$1	$21	$21	$-	$-	$176

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of June 30, 2024:

	As of June 30, 2024

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,061	$-	$518	$1,579	$214,261	$215,840
Other	-	-	213	213	26,535	26,748
Real estate mortgage - 1 to 4 family:
First mortgages	2,948	1,835	5,545	10,328	2,733,664	2,743,992
Home equity loans	-	152	189	341	44,079	44,420
Home equity lines of credit	886	209	1,326	2,421	218,646	221,067
Installment	39	4	88	131	10,713	10,844

Total	$4,934	$2,200	$7,879	$15,013	$3,247,898	$3,262,911

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$39,187	$39,187
Other	-	-	314	314	352	666
Real estate mortgage - 1 to 4 family:
First mortgages	298	378	1,656	2,332	1,566,287	1,568,619
Home equity loans	40	-	97	137	13,472	13,609
Home equity lines of credit	120	19	-	139	148,857	148,996
Installment	63	-	16	79	4,245	4,324

Total	$521	$397	$2,083	$3,001	$1,772,400	$1,775,401

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,061	$-	$518	$1,579	$253,448	$255,027
Other	-	-	527	527	26,887	27,414
Real estate mortgage - 1 to 4 family:
First mortgages	3,246	2,213	7,201	12,660	4,299,951	4,312,611
Home equity loans	40	152	286	478	57,551	58,029
Home equity lines of credit	1,006	228	1,326	2,560	367,503	370,063
Installment	102	4	104	210	14,958	15,168

Total	$5,455	$2,597	$9,962	$18,014	$5,020,298	$5,038,312

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the aging of the recorded investment in past due loans by loan class and by region as of December 31, 2023:
	As of December 31, 2023

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

* Includes New York, New Jersey, Vermont and Massachusetts.
At June 30, 2024 and December 31, 2023, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Balance Sheet. As of June 30, 2024 other real estate owned included $2.2 million and $126 thousand of commercial and residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $6.7 million as of June 30, 2024. As of December 31, 2023 other real estate owned included $194 thousand of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $6.6 million as of December 31, 2023.

Index
Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications. As of June 30, 2024, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of June 30, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$528	$-	$528
Other	213	314	527
Real estate mortgage - 1 to 4 family:
First mortgages	11,915	2,599	14,514
Home equity loans	321	133	454
Home equity lines of credit	2,756	253	3,009
Installment	131	22	153
Total non-accrual loans	15,864	3,321	19,185
Restructured real estate mortgages - 1 to 4 family	-	-	-
Total nonperforming loans	$15,864	$3,321	$19,185

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$536	$-	$536
Other	-	314	314
Real estate mortgage - 1 to 4 family:
First mortgages	11,324	1,981	13,305
Home equity loans	235	44	279
Home equity lines of credit	2,816	247	3,063
Installment	151	15	166
Total non-accrual loans	15,062	2,601	17,663
Restructured real estate mortgages - 1 to 4 family	3	-	3
Total nonperforming loans	$15,065	$2,601	$17,666

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$528	$-	-
Other	314	213	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,410	1,104	-
Home equity loans	264	190	-
Home equity lines of credit	2,691	318	-
Installment	131	22	-
Total loans, net	$17,338	$1,847	-

	As of December 31, 2023
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$536	$-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12,584	721	-
Home equity loans	271	8	-
Home equity lines of credit	2,395	668	-
Installment	144	22	-
Total loans, net	$16,244	$1,419	-

The non-accrual balance of $1.8 million and $1.4 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of June 30, 2024 and December 31, 2023, respectively.

Index
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

 The following table presents the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$631	-	-
Other	527	-	-
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	20,219	-	-
Home equity loans	359	-	-
Home equity lines of credit	3,520	-	-
Installment	130	-	-
Total	$25,386	-	-

	As of December 31, 2023
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$643	-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	20,018	-	-
Home equity loans	371	-	-
Home equity lines of credit	3,239	-	-
Installment	144	-	-
Total	$24,729	-	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified. Interest income recognized on loans that are individually evaluated was not material during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 and 2023 loans individually evaluated included approximately $7.7 million and $8.3 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

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

The following table presents the amortized cost basis of loans at June 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024 and 2023, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended:

New York and other states*:	June 30, 2024		June 30, 2023
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	194	0.01%	238	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	111	0.05%	50	0.03%
Installment	-	-	-	-

Total	$305	0.01%	$288	0.01%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	-	-	342	0.02%
Home equity loans	-	-	-	-
Home equity lines of credit	56	0.04%	-	-
Installment	-	-	-	-

Total	$56	0.00%	$342	0.02%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	194	0.00%	580	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	167	0.05%	50	0.02%
Installment	-	-	-	-

Total	$361	0.01%	$630	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the six months ended:

New York and other states*:	June 30, 2024		June 30, 2023
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	194	0.01%	238	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	111	0.05%	50	0.03%
Installment	-	-	-	-

Total	$305	0.01%	$288	0.01%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	85	0.01%	342	0.02%
Home equity loans	-	-	-	-
Home equity lines of credit	56	0.04%	-	-
Installment	-	-	-	-

Total	$141	0.01%	$342	0.02%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	279	0.01%	580	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	167	0.05%	50	0.02%
Installment	-	-	-	-

Total	$446	0.01%	$630	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified during the six months ended June 30, 2024 and 2023:

As of June 30, 2024

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	194	-	-	-	194
Home equity loans	-	-	-	-	-
Home equity lines of credit	111	-	-	-	111
Installment	-	-	-	-	-

Total	$305	$-	$-	$-	$305

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	85	-	-	-	85
Home equity loans	-	-	-	-	-
Home equity lines of credit	56	-	-	-	56
Installment	-	-	-	-	-

Total	$141	$-	$-	$-	$141

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	279	-	-	-	279
Home equity loans	-	-	-	-	-
Home equity lines of credit	167	-	-	-	167
Installment	-	-	-	-	-

Total	$446	$-	$-	$-	$446

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
As of June 30, 2023

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	238	-	-	-	238
Home equity loans	-	-	-	-	-
Home equity lines of credit	50	-	-	-	50
Installment	-	-	-	-	-

Total	$288	$-	$-	$-	$288

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	342	-	-	-	342
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$342	$-	$-	$-	$342

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	580	-	-	-	580
Home equity loans	-	-	-	-	-
Home equity lines of credit	50	-	-	-	50
Installment	-	-	-	-	-

Total	$630	$-	$-	$-	$630

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended:

	June 30, 2024	June 30, 2023
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	12	22
Home equity loans	-	-
Home equity lines of credit	24	18
Installment	-	-

Total	$36	$40

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	24
Home equity loans	-	-
Home equity lines of credit	6	-
Installment	-	-

Total	$6	$24

	Weighted	Weighted
	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12	46
Home equity loans	-	-
Home equity lines of credit	18	18
Installment	-	-

Total	$30	$64

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the six months ended:

	June 30, 2024	June 30, 2023
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	12	22
Home equity loans	-	-
Home equity lines of credit	24	18
Installment	-	-

Total	$36	$40

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12	24
Home equity loans	-	-
Home equity lines of credit	6	-
Installment	-	-

Total	$18	$24

	Weighted	Weighted
	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12	46
Home equity loans	-	-
Home equity lines of credit	18	18
Installment	-	-

Total	$30	$64

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a loan modification was the borrower filing for bankruptcy protection. There were no loans that defaulted during the three and six months ended June 30, 2024 and 2023 which had been classified as a loan modification within the prior twelve months.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2024 and 2023.

Equity Securities: Included in other assets in the Statement of Financial Condition is the Company’s interest of 3,264 Visa B-2 shares and 1,295 Visa C shares as of June 30, 2024. The Company did not have any Visa B-2 or Visa C shares as of December 31, 2023.  The carrying value of Visa B-2 shares is nominal as of June 30, 2024. The carrying value of Visa C shares are $1.4 million as of June 30, 2024. The Company has determined that the Visa C shares value of $1.4 million is a Level 1 classification based on using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2024 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$106,796	$-	$106,796	$-
State and political subdivisions	26	-	26	-
Mortgage backed securities and collateralized mortgage obligations - residential	218,311	-	218,311	-
Corporate bonds	53,764	-	53,764	-
Small Business Administration- guaranteed participation securities	15,592	-	15,592	-
Other securities	688	-	688	-

Total securities available for sale	$395,177	$-	$395,177	$-

	Fair Value Measurements at
	December 31, 2023 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$118,668	$-	$118,668	$-
State and political subdivisions	26	-	26	-
Mortgage backed securities and collateralized mortgage obligations - residential	237,677	-	237,677	-
Corporate bonds	78,052	-	78,052	-
Small Business Administration- guaranteed participation securities	17,186		17,186
Other securities	680	-	680	-

Total securities available for sale	$452,289	$-	$452,289	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2024 Using:
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

Other real estate owned that is carried at fair value less costs to sell was approximately $2.3 million at June 30, 2024 and consisted of residential and commercial real estate properties. There was no valuation charges included in earnings for the three and six months ended June 30, 2024.

Of the total individually evaluated loans of $25.4 million at June 30, 2024, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans during the three and six months ended June 30, 2024. There were no gross charge-offs related to collateral dependent individually evaluated loans that are carried at fair value included in the table above for the three and six months ended June 30, 2024.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2024 and December 31, 2023 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2024 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$536,113	536,113	-	-	536,113
Securities available for sale	395,177	-	395,177	-	395,177
Held to maturity securities	5,921	-	5,819	-	5,819
Federal Home Loan Bank stock	6,507	N/A	N/A	N/A	N/A
Net loans	4,988,540	-	-	4,466,822	4,466,822
Accrued interest receivable	14,649	214	1,941	12,494	14,649
Financial liabilities:
Demand deposits	745,227	745,227	-	-	745,227
Interest bearing deposits	4,531,740	2,691,478	1,823,679	-	4,515,157
Short-term borrowings	89,720	-	89,720	-	89,720
Accrued interest payable	3,445	216	3,229	-	3,445

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2023 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$578,004	578,004	-	-	578,004
Securities available for sale	452,289	-	452,289	-	452,289
Held to maturity securities	6,458	-	6,396	-	6,396
Federal Reserve Bank and Federal
Home Loan Bank stock	6,203	N/A	N/A	N/A	N/A
Net loans	4,954,301	-	-	4,422,027	4,422,027
Accrued interest receivable	13,683	234	1,920	11,529	13,683
Financial liabilities:
Demand deposits	754,532	754,532	-	-	754,532
Interest bearing deposits	4,596,245	2,760,221	1,819,789	-	4,580,010
Short-term borrowings	88,990	-	88,990	-	88,990
Accrued interest payable	3,612	256	3,356	-	3,612

Index
(7) Accumulated Other Comprehensive Loss

The following is a summary of the accumulated other comprehensive loss balances, net of tax:

	Three months ended June 30, 2024
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	4/1/2024	Reclassifications	Loss	6/30/2024	6/30/2024

Net unrealized holding gain on securities available for sale, net of tax	$(25,277)	642	-	642	(24,635)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,962)	-	(147)	(147)	(3,109)

Accumulated other comprehensive income (loss), net of tax	$(14,763)	642	(147)	495	(14,268)

	Three months ended June 30, 2023
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	4/1/2023	Reclassifications	Loss	6/30/2023	6/30/2023

Net unrealized holding loss on securities available for sale, net of tax	$(28,370)	(2,755)	-	(2,755)	(31,125)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,593)	-	(82)	(82)	(2,675)

Accumulated other comprehensive loss, net of tax	$(23,375)	(2,755)	(82)	(2,837)	(26,212)

	Six months ended June 30, 2024
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Six months ended	Balance at
(dollars in thousands)	1/1/2024	Reclassifications	Income	6/30/2024	6/30/2024

Net unrealized holding loss on securities available for sale, net of tax	$(23,899)	(736)	-	(736)	(24,635)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,814)	-	(295)	(295)	(3,109)

Accumulated other comprehensive loss, net of tax	$(13,237)	(736)	(295)	(1,031)	(14,268)

	Six months ended June 30, 2023
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Six months ended	Balance at
(dollars in thousands)	1/1/2023	Reclassifications	Income	6/30/2023	6/30/2023

Net unrealized holding gain on securities available for sale, net of tax	$(32,271)	1,146	-	1,146	(31,125)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(2,511)	-	(164)	(164)	(2,675)

Accumulated other comprehensive income (loss), net of tax	$(27,194)	1,146	(164)	982	(26,212)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$202	114	$405	228	Salaries and employee benefits
Amortization of prior service cost	(3)	(3)	(6)	(6)	Salaries and employee benefits
Income tax benefit	(52)	(29)	(104)	(58)	Income taxes
Net of tax	147	82	295	164

Total reclassifications, net of tax	$147	82	$295	164

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-Interest Income. The following table presents the Company’s sources of non-Interest Income for the three months and six months ended June 30, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Non-interest income
Service Charges on Deposits
Overdraft fees	$654	$723	$1,317	$1,403
Other	520	554	1,031	1,086
Interchange Income	1,288	1,628	2,885	3,107
Unrealized gain recognized on equity securities (a)	1,360	-	1,360	-
Wealth management fees	1,609	1,412	3,425	3,186
Other (a)	220	281	476	485

Total non-interest income	$5,651	$4,598	$10,494	$9,267

(a)	Not within the scope of ASC 606.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2024 the Company did not have any leases with terms of twelve months or less.

As of June 30, 2024, the Company did not have any leases for which the construction had not yet started. At June 30, 2024 lease expiration dates ranged from two months to 20.3 years and have a weighted average remaining lease term of 8.3 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components, which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	June 30,
	2024	2023
Operating lease cost	$2,036	2,037
Variable lease cost	588	619

Total Lease costs	$2,624	2,656

(dollars in thousands)	Six months ended
	June 30,
	2024	2023
Operating lease cost	$4,133	4,087
Variable lease cost	1,194	1,204

Total Lease costs	$5,327	5,291

(dollars in thousands)	Six months ended
	June 30,
	2024	2023
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,255	4,165

Right-of-use assets obtained in exchange for lease obligations:	1,151	1,653

Weighted average remaining lease term	8.3 years	8.7 years
Weighted average discount rate	3.16%	3.05%

Index
Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

(dollars in thousands)
Year ending
December 31,
2024(a)	$4,269
2025	8,262
2026	7,237
2027	6,029
2028	4,841
Thereafter	17,352
Total lease payments	$47,990
Less: Interest	5,964

Present value of lease liabilities	$42,026

(a)	Excluding the six months ended June 30, 2024.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total lease payments from the Company to those entities, which are included in the table above, owed at June 30, 2024, were $2.5 million, which includes interest in the amount of $272 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of June 30, 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of June 30, 2024 and December 31, 2023:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of June 30, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	644,776	10.357%	5.000%	4.000%
Common equity tier 1 capital	644,776	18.524	6.500	7.000
Tier 1 risk-based capital	644,776	18.524	8.000	8.500
Total risk-based capital	688,385	19.776	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2023		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	636,327	10.428%	5.000%	4.000%
Common equity tier 1 capital	636,327	18.280	6.500	7.000
Tier 1 risk-based capital	636,327	18.280	8.000	8.500
Total risk-based capital	679,924	19.532	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of June 30, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	668,882	10.954%	4.000%
Common equity tier 1 capital	668,882	19.211	7.000
Tier 1 risk-based capital	668,882	19.211	8.500
Total risk-based capital	712,503	20.464	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2023		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	657,968	10.780%	4.000%
Common equity Tier 1 capital	657,968	18.896	7.000
Tier 1 risk-based capital	657,968	18.896	8.500
Total risk-based capital	701,577	20.149	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2024 and December 31, 2023 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. While the Company is currently evaluating the impact applying this standard will have on its income tax disclosures, the adoption of ASU 2023-09 is not expected to have a material impact on the Company’s consolidated financial statements.

Index

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of June 30, 2024, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2024 and June 30, 2023 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2024 and June 30, 2023, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 9, 2024

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and six month periods ended June 30, 2024, with comparisons to the corresponding period in 2023, as applicable.  Unless otherwise indicated, net interest income and interest margin are presented in this discussion on a non-GAAP taxable equivalent basis.  For the periods presented, there is no difference between these measures and GAAP net interest income and GAAP net interest margin. The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 11, 2024 (the “2023 Form 10-K”), should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Following this Management’s Discussion and Analysis are the “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” tables, which give a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2024 and 2023.

Economic Overview
During the second quarter of 2024, financial markets got off to a slow start as investors were gauging whether the Federal Reserve might lower interest rates. For the second quarter of 2024, the S&P 500 Index was up 3.92%, Nasdaq was up 8.3%, and the Dow Jones Industrial Average was down 1.7% compared to the first quarter of 2024.  The 10‑year Treasury bond averaged 4.45% during Q2 2024 compared to 4.16% in Q1 2024, a increase of 29 basis points.  The 2‑year Treasury bond average rate increased 35 basis points to 4.83%, which slightly increased the inverted yield curve over the prior quarter.  The spread between the 10‑year and the 2-year Treasury bonds increased from a -0.33% on average in Q1 2024 to -0.38% in Q2 2024.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer-term rates.  Commencing in March 2022, the Federal Open Market Committee (“FOMC”) increased the target range for the Federal Funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50%, which is where it remains as of June 30, 2024.  All of these increases were expressly made in response to inflationary pressures.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Additionally, changes in rates and spreads continue to be affected by global economic concerns.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Yield (%)

Q2/23	Beg of Q2	4.97	4.10	3.66	3.55	-0.55
	Peak	5.55	4.87	4.14	3.85	-0.38
	Trough	4.86	3.75	3.29	3.30	-1.06
	End of Q2	5.43	4.87	4.13	3.81	-1.06
	Average in Q2	5.27	4.26	3.69	3.60	-0.67

Q3/23	Beg of Q3	5.43	4.87	4.13	3.81	-1.06
	Peak	5.61	5.12	4.67	4.61	-0.44
	Trough	5.44	4.59	3.93	3.75	-1.08
	End of Q3	5.55	5.03	4.60	4.59	-0.44
	Average in Q3	5.54	4.92	4.31	4.15	-0.77

Q4/23	Beg of Q4	5.55	5.03	4.60	4.59	-0.44
	Peak	5.63	5.19	4.95	4.98	-0.13
	Trough	5.40	4.20	3.78	3.79	-0.53
	End of Q4	5.40	4.23	3.84	3.88	-0.35
	Average in Q4	5.52	4.81	4.43	4.45	-0.36

Q1/24	Beg of Q1	5.40	4.23	3.84	3.88	-0.35
	Peak	5.49	4.73	4.36	4.34	-0.14
	Trough	5.42	4.14	3.80	3.87	-0.44
	End of Q1	5.46	4.59	4.21	4.20	-0.39
	Average in Q1	5.45	4.48	4.12	4.16	-0.33

Q2/24	Beg of Q1	5.46	4.59	4.21	4.20	-0.39
	Peak	5.52	5.04	4.72	4.70	-0.24
	Trough	5.41	4.65	4.22	4.20	-0.47
	End of Q2	5.50	4.71	4.32	4.32	-0.39
	Average in Q1	5.47	4.83	4.47	4.45	-0.38

The United States economy proved to be resilient in 2023 and has also seen improvements as we continue into 2024.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

Index
There were three significant bank failures in the first five months of 2023, primarily due to the failed banks’ lack of liquidity as depositors sought to withdraw their deposits. Due to rising interest rates, the failed banks were unable to sell investment securities held to meet liquidity needs without realizing substantial losses. As a result of the recent bank failures and in an effort to strengthen public confidence in the banking system and protect depositors, in November 2023, the FDIC adopted a final rule to implement a special assessment on banks with total assets greater than $5 billion and uninsured deposits in excess of $5 billion, to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.  The special assessment is being collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, which it estimates will result in total revenue of $16.3 billion. Because (i) the estimated loss pursuant to the systemic risk determination will be periodically adjusted and (ii) assessments collected may change due to corrective amendments to the amount of uninsured deposits reported for the December 31, 2022 reporting period, the FDIC has retained the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period to collect the difference between actual or estimated losses and the amounts collected, or impose a final shortfall special assessment on a one-time basis after the receiverships for SVB and Signature Bank terminate. The final rule became effective on April 1, 2024, and payment for the first collection for the special assessment was due on June 28, 2024. There will be no additional cost to TrustCo as a result of uninsured deposits being under $5 billion.

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

Financial Overview
TrustCo recorded net income of $12.6 million, or $0.66 of diluted earnings per share, for the three months ended June 30, 2024, compared to net income of $16.4 million, or $0.86 of diluted earnings per share, in the same period in 2023.  Return on average assets was 0.82% and 1.09%, respectively, for the three-months ended June 30, 2024 and 2023.  Return on average equity was 7.76% and 10.61%, respectively, for the three-months ended June 30, 2024 and 2023.

The primary factors accounting for the change in net income for the three months ended June 30, 2024 compared to the same period of the prior year were:

•
A decrease of $6.3 million, or 14.2%, in GAAP net interest income and taxable equivalent net interest income (non-GAAP) compared to the second quarter of 2023, primarily as a result of an increase in interest expense due to the current interest rate environment.

•
An increase of $1.0 million in provision for credit losses for the second quarter of 2024 compared to the second quarter 2023 primarily as a result of loan growth and the change in the economic forecast utilized.

•
An increase of $1.1 million in noninterest income for the second quarter of 2024 compared to the second quarter 2023.  The increase was primarily driven by a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock as described below, partially offset by a decrease in fees for services to customers.

Index
•
A decrease of $868 thousand in noninterest expense for the second quarter of 2024 compared to the second quarter 2023 primarily as a result of lower salaries and employee benefits due to a decrease in full time equivalent employees.

TrustCo recorded net income of $24.7 million, or $1.30 of diluted earnings per share, for the six‑months ended June 30, 2024, compared to net income of $34.1 million, or $1.79 of diluted earnings per share, in the same period in 2023.  Return on average assets was 0.81% and 1.14%, respectively, for the six-months ended June 30, 2024 and 2023.  Return on average equity was 7.65% and 11.22%, respectively, for the six-months ended June 30, 2024 and 2023.

The primary factors accounting for the change in net income for the six months ended June 30, 2024 compared to the same period of the prior year were:

•
A decrease of $16.7 million, or 18.3%, in GAAP net interest income and taxable equivalent net interest income (non-GAAP) compared to the first six months of 2023, primarily as a result of an increase in interest expense due to the current interest rate environment.

•
An increase of $1.3 million in provision for credit losses for the first six months of 2024 compared to the first six months of 2023 primarily as a result of loan growth and the change in the economic forecast utilized.

•
An increase of $1.1 million in noninterest income for the first six months of 2024 compared to the first six months of 2023.  The increase was primarily driven by a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock as described below, partially offset by a decrease in fees for services to customers.

•
A decrease of $3.6 million in noninterest expense for the first six months of 2024 compared to the first six months of 2023 primarily as a result of lower salaries and employee benefits due to a decrease in full time equivalent employees and lower employee benefits.

Visa Exchange Offer
During the second quarter of 2024, Visa Inc. accepted the Company’s tender of its 6,528 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock.  As a result of the exchange, the Company marked its Visa Class C common stock to fair value and recorded a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock on June 28, 2024 of $262.47 per share. The Company’s Visa Class C shares are expected to continue to be marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa.  The Company originally obtained the shares in 2008.  The carrying value of the Visa B-2 shares is nominal as of June 30, 2024.

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

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial markets and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the 2023 Form 10-K is a description of the effect interest rates had on the results for the year 2023 compared to 2022.  Many of the same market factors discussed in the 2023 Annual Report, including instability in the financial services sector and heightened global economic concerns, continued to have a significant impact on results through the second quarter of 2024.  In addition, as we move forward for the remainder of 2024, the uncertainty surrounding the U.S. Presidential election and the potential of changes in regulatory and economic policy could give rise to interest rate volatility

TrustCo competes with other financial service providers based upon many factors including quality of service, convenience of operations and rates paid on deposits and charged on loans.  In the experience of management, the absolute level of interest rates, changes in interest rates and customers’ expectations with respect to the direction of interest rates have a significant impact on the volume of loan and deposit originations in any particular period.

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  Beginning in the second half of 2019, the Federal Reserve Board began lowering the rate in response to a slowing economy.  During the first quarter of 2020, the target range for the Federal Funds rate was significantly decreased to 0.00% to 0.25% as a result of the COVID-19 pandemic.  However, as discussed above, the FOMC increased the target range for the federal funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50% by the end of 2023 where it remains as of June 30, 2024.

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

Index
TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield increased 29 basis points, on average, during the second quarter of 2024 compared to the first quarter of 2024 and increased 85 basis points as compared to the second quarter of 2023.

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

For the second quarter of 2024, the net interest margin was 2.53%, down 45 basis points versus the prior year’s second quarter.  The quarterly results reflect the following significant factors:

•
The Federal Funds sold and other short-term investments average yield increased 41 basis points in the second quarter of 2024 compared to the same period in 2023 and the average balance decreased $44.6 million over the same period.  The increase in the yield was not enough to offset the decrease in the average balance which resulted in slightly less interest income.

•
The average balance of securities available for sale decreased by $68.2 million while the average yield increased 31 basis points to 2.58%.  The increase in the average yield was a result of higher yields on investments purchased during 2023 and 2024 as well as maturities of lower yielding securities over the same period.

Index
•	The average loan portfolio grew by $182.2 million to $5.02 billion and the average yield increased 23 basis points to 4.04% in the second quarter of 2024 compared to the same period in 2023.

•
The average balance of interest bearing liabilities increased $100.4 million and the average rate paid increased 91 basis points to 1.97% in the second quarter of 2024 compared to the same period in 2023.

During the second quarter of 2024, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive core shorter term CD rates.  This strategy should sustain TrustCo’s strong liquidity position and continue to allow us to cross sell products to new and existing relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.91 billion in the second quarter of 2023 to $5.98 billion in the same period of 2024 with an average yield of 4.06% in the second quarter of 2024 and 3.80% in the second quarter of 2023.  The mix of assets invested in Federal Funds sold and other short-term investments and securities available for sale decreased while loans increased over the prior year period.   Interest income on average earning assets increased from $56.1 million in the second quarter of 2023 to $60.6 million in the second quarter of 2024, on a tax equivalent basis.  This increase was primarily driven by an increase in interest income on loans due to higher interest rates on loan originations over the last year and variable rate loans repricing upwards, which resulted from the continued increases in the Federal Funds target rate throughout 2023.

Loans
The average balance of loans was $5.02 billion in the second quarter of 2024 and $4.84 billion in the comparable period in 2023.  The yield on loans was up 23 basis points to 4.04%.  Interest income on loans was $50.7 million in the second quarter of 2024 up $4.6 million from the same period in 2023.

Compared to the second quarter of 2023, the average balance of residential mortgage loans, home equity lines of credit, and commercial loans, all increased, while the average balance of installment loans decreased.  The average balance of residential mortgage loans was $4.36 billion in the second quarter of 2024 compared to $4.27 billion in 2023, an increase of 2.1%.  The average yield on residential mortgage loans increased by 19 basis points to 3.75% in the second quarter of 2024 compared to 2023.

Index
TrustCo actively markets the residential loan products within its market territories.  The prolonged elevated level of higher interest rates has slowed lending across all markets we serve.  As long term interest rates decrease we would expect the volume of lending to increase as rates become more attractive for existing mortgage customers.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds target rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create a differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, and no escrow or mortgage insurance requirements for qualified borrowers.  Assuming a change in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $31.5 million to an average balance of $280.6 million in the second quarter of 2024 compared to the same period in the prior year.  The average yield on this portfolio was up 8 basis points to 5.37% compared to the prior year period, primarily as a result of the continued elevated interest rates on new originations and variable rate loans repricing. The Company has sought to remain selective in underwriting commercial loans in pursuit of a favorable risk/reward balance.

The average yield on home equity credit lines increased 42 basis points to 6.42% during the second quarter of 2024 compared to the year earlier period. The average balances of home equity credit lines increased 20.1% to $364.2 million in the second quarter of 2024 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2024 was $437.6 million compared to $505.8 million for the comparable period in 2023.  The decrease in the balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases.  The average yield was 2.58% for the second quarter of 2024 compared to 2.27% for the second quarter of 2023.  The increase in average yield is a result of higher yields on bonds purchased as well as lower rate bonds maturing since the prior year quarter.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive loss, net of tax.

The net unrealized loss in the available for sale securities portfolio was $33.2 million as of June 30, 2024 compared to a net unrealized loss of $32.2 million as of December 31, 2023.  The net unrealized losses in the portfolio are the result of changes in market interest rate levels.

Held to Maturity Securities
The average balance of held to maturity securities was $6.1 million for the second quarter of 2024 compared to $7.2 million in the second quarter of 2023.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.28% for the second quarter of 2024 compared to 4.17% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

Index
The net unrecognized loss in the held to maturity securities portfolio was $102 thousand as of June 30, 2024 compared to a net unrealized loss of $62 thousand as of December 31, 2023.  The decrease in the net unrealized losses in the portfolio is the result of changes in market interest rate levels.

As of June 30, 2024, this portfolio consisted solely of agency issued mortgage-backed securities and collateralized mortgage obligations.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2024 second quarter average balance of Federal Funds sold and other short-term investments was $506.5 million, a $44.6 million decrease from the $551.1 million average for the same period in 2023.    The yield was 5.48% for the second quarter of 2024 and 5.07% for the comparable period in 2023.  Interest income from this portfolio decreased $76 thousand from $7.0 million in 2023 to $6.9 million in 2024.  The increase in the yield was not enough to offset the decrease in average balances over the same period.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $130.7 million to $4.55 billion for the second quarter of 2024 versus the second quarter in the prior year, and the average rate paid increased from 1.07% for 2023 to 2.00% for 2024.  Total interest expense on these deposits increased from $11.8 million to $22.6 million in the second quarter of 2024 compared to the year earlier period.  From the second quarter of 2023 to the second quarter of 2024, interest bearing demand account average balances were down 6.9%, certificates of deposit average balances were up 36.5%, non-interest demand average balances were down 6.8%, average savings balances decreased 15.3% and money market balances were down 14.5%.   Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

Index
As of June 30, 2024, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,683,880
1 to 2 years	61,399
2 to 3 years	93,111
3 to 4 years	954
4 to 5 years	870
Over 5 years	48
$1,840,262

As of June 30, 2024 and December 31, 2023, approximately $1.02 billion and $1.03 billion, respectively, of our deposit portfolio were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Average short-term borrowings for the second quarter were $93.7 million in 2024 compared to $124.1 million in 2023.  The average rate decreased during this time period from 0.90% in 2023 to 0.89% in 2024.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.  The customer account balances changed based on the needs of the underlying retail customers.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered deposits may be tested from time to time to ensure operational and market readiness.  As of June 30, 2024 the Company also has borrowing capacity of $895.6 million available with the Federal Home Loan Bank of New York.  The borrowings capacity is secured by the loans pledged by the Company.  As of June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings with the Federal Home Loan Bank of New York.

Net Interest Income
Tax equivalent net interest income decreased by $6.3 million to $37.8 million in the second quarter of 2024 compared to the same period in 2023.  The net interest spread was down 65 basis points to 2.09% in the second quarter of 2024 compared to the same period in 2023. As previously noted, the net interest margin was down 45 basis points to 2.53% for the second quarter of 2024 compared to the same period in 2023.  The Bank experienced margin compression as some funding shifted from demand deposits and savings to higher rate time deposits in a rising interest rate market. Management expects some additional compression to occur in the near-term as time deposits reprice and the FRB has delayed the anticipated rate decreases.  The Company has seen the erosion of margin begin to slow when comparing the decrease to prior quarters and management believes that we are nearing the bottom of this rate cycle. The Federal Reserve’s decision regarding whether to cut or hold rates in the upcoming meetings will have an effect on the Company’s ability to decrease deposit costs which should help margin in future quarters. During the second quarter of 2024, the Company has been able to lower the rates offered on our time deposits while continuing to retain and grow that product. This is expected bring down the cost of time deposits over time.”

Index
Taxable equivalent net interest income decreased by $16.7 million to $74.4 million in the first six-months of 2024 compared to the same period in 2023.  The net interest spread was down 85 basis points to 2.05% in the first six-months of 2024 compared to the same period in 2023.  Net interest margin decreased 62 basis points to 2.48% for the first six‑months of 2024 compared to the same period in 2023.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2024:

Nonperforming loans and foreclosed real estate: Total NPLs were $19.2 million at June 30, 2024, compared to $17.7 million at December 31, 2023 and $19.4 million at June 30, 2023.  There were no loans as of June 30, 2024 and 2023 and December 31, 2023 that were past due 90 days or more and still accruing interest.  The coverage ratio, or allowance for credit losses on loans to NPLs, was 259.4% as of June 30, 2024, compared to 275.0% as of December 31, 2023.

At June 30, 2024, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $19.2 million at June 30, 2024, $18.0 million were residential real estate loans, $1.1 million were commercial loans and mortgages and $153 thousand were installment loans, compared to $16.6 million, $850 thousand and $166 thousand, respectively, at December 31, 2023.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $57 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2024 compared to net recoveries $161 thousand for the second quarter of 2023.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its branch franchise area.  At June 30, 2024, 64.8% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.2% were in Florida.  Those figures compare to 65.1% and 34.9%, respectively at December 31, 2023.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of June 30, 2024, 17.3% were to Florida borrowers, compared to 82.7% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2024, New York and surrounding areas experienced net recoveries of approximately $76 thousand  and there were net charge-offs of $24 thousand in Florida for the second quarter of 2024.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2024, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications.   There were $1.2 million of commercial mortgages and commercial loans classified as individually evaluated as of June 30, 2024 compared to $957 thousand classified as individually evaluated at December 31, 2023.  There were $24.1 million of individually evaluated residential loans at June 30, 2024 compared to $23.6 million classified as individually evaluated at December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

As of June 30, 2024 there was $2.3 million of foreclosed real estate compared to $194 thousand at December 31, 2023.

Allowance for credit losses on loans: As described in Note 5 of the consolidated financial statements, the Company enhanced its ACLL calculation.  The enhancement was completed on the heels of our previously utilized forecast period and continued periods of minimal losses. The enhancement produces more granular results of expected loan loss, incorporates more extensive peer historical loss data, and allows for a more efficient process. This change did not result in a material impact to the Company’s financial statements.

Index
As of June 30, 2024, the Company utilized the Baseline scenario model of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the baseline scenario, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the conflicts in the Middle East and Russia-Ukraine and the magnitude of the resulting market disruptions, and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the baseline scenario utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

The primary reason for the Company’s change in methodology relates to continued periods of low to minimal losses and to gain operational efficiencies in the allowance process. The Company did not change how quantitative losses are calculated, i.e. utilizing a discounted cash flow approach, rather we enhanced the discounted cash flow calculation to incorporate peer data and updated our forecast and reversion periods. Since the adoption of CECL, the Company has been estimating the quantitative reserves based on internal data and an 8-quarter forecast and immediate reversion. As described above, we are now utilizing peer data, given our continued low to minimal loss history, and using baseline scenario with a 4-quarter forecast and 4-quarter straight line reversion to produce reasonable and supportable results. We continue to use the regulatory interagency qualitative framework, however during the quarter ended June 30, 2024, we now utilize a weighted scorecard approach. The weighted scorecard approach considers each qualitative factor with respect to risks in our portfolio and the economic environment, weighting is assigned based on our evaluation and understanding of the underlying risks and economic conditions within each portfolio segment.

We enhanced our qualitative framework given the incorporation of peer data in our quantitative model and to gain operational efficiencies. This change did not result in a material impact to the Company’s financial statements.

In the second quarter of 2024, the Company recorded a provision for credit losses of $500 thousand, which is all related to the provision for credit losses on loans, as there was no provision for credit losses on unfunded commitments.  The increase in the ACLL from during the second quarter of 2024 was primarily a result of loan growth and the change in the economic forecast utilized.  In the second quarter of 2023, the Company recorded a credit to provision for credit losses of $500 thousand, which was a result of a decrease in provision for credit losses on unfunded commitments as a result of a corresponding decrease in unfunded loans.  There was no provision for credit losses on loans in the second quarter of 2023 due to the continued low levels of non-performing loans and lack of charge-offs experienced within the loan portfolio.

See Note 5 of the consolidated interim financial statements for additional discussion related the process for determining the provision for credit losses.

Index
The allocation of the allowance for credit losses on loans is as follows:

(dollars in thousands)	As of June 30, 2024		As of December 31, 2023
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$3,225	5.27%	$2,519	5.05%
Real estate - construction	281	0.49%	291	0.58%
Real estate mortgage - 1 to 4 family	40,876	86.60%	40,745	87.09%
Home equity lines of credit	5,176	7.34%	4,805	6.94%
Installment Loans	214	0.30%	218	0.34%
	$49,772	100.00%	$48,578	100.00%

At June 30, 2024, the allowance for credit losses on loans was $49.8 million, compared to $46.9 million at June 30, 2023 and $48.6 million at December 31, 2023.  The allowance represents 0.99% of the loan portfolio at June 30, 2024, 0.97% at December 31, 2023, and 0.96% at June 30, 2023.

During the second quarter of 2024, there were no commercial loan charge-offs, $17 thousand of residential loan charge-offs, and $17 thousand of consumer loan charge-offs, compared with no  commercial loan charge-offs, $22 thousand of gross residential mortgage charge-offs, and $69 thousand of consumer loan charge-offs in the second quarter of 2023.  During the second quarter of 2024 there were no of commercial loan recoveries, $74 thousand of residential mortgage recoveries, and $12 thousand for consumer loan recoveries, compared to $129 thousand of commercial loan recoveries, $183 thousand of residential mortgage recoveries, and $8 thousand of consumer loan recoveries in the second quarter of 2023.

Index
The following table presents the net charge-off ratio for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30:
	2024	2023
Commercial	0.00%	-0.05%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	0.03%	0.39%
Total	0.00%	0.00%

	For the six months ended June 30:
	2024	2023
Commercial	0.00%	-0.05%
Real estate mortgage - 1 to 4 family	0.00%	-0.01%
Installment	0.26%	0.59%
Total	0.00%	-0.01%

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

The Company uses an industry standard external model as the primary tool to identify, quantify and project changes in interest rates taken both from industry sources and internally generated data including prepayment speeds based upon historical trends in the Bank’s balance sheet.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in market interest rates are also incorporated into the model.  This model calculates an economic or fair value amount with respect to non-time deposit categories since these deposits are part of the core deposit products of the Company.  The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the fair value of capital or precisely predict the impact of fluctuations in interest rates on the fair value of capital.

Index
Using this model, the fair value of capital projections as of June 30, 2024 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2024.

The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase or decrease by 100 bp, 200 bp, 300 bp and 400 bp.

Estimated Percentage of
Fair value of Capital to
As of June 30, 2024	Fair value of Assets
+400 BP	20.10%
+300 BP	20.70
+200 BP	21.10
+100 BP	23.10
Current rates	23.90
-100 BP	23.60
-200 BP	22.00
-300 BP	19.70
-400 BP	16.90

Noninterest Income
Total noninterest income for the second quarter of 2024 was $5.7 million compared to $4.6 million for the same period in the prior year.  The increase is primarily the result an unrealized gain of $1.4 million recorded on the Visa Class C Common stock exchange as previously discussed. Financial services income was also up $197 thousand in the second quarter of 2024 compared to the same period in the prior year, primarily as a result of a higher average market value of assets under management in the current year quarter versus the prior year quarter. This was partially offset by fees for services to customers decreasing $448 thousand over the same period in the prior year.   The fair value of assets under management was $1.1 billion at June 30, 2024, $967 million at December 31, 2023, and $940 million at June 30, 2023.

For the six months ended June 30, 2024 total noninterest income was $10.5 million, up $1.2 million compared to the prior year period.   The increase is also primarily the result the unrealized gain of $1.4 million recorded on the Visa Class C Common stock exchange as previously discussed.

Noninterest Expenses
Total noninterest expenses were $26.5 million for the three-months ended June 30, 2024, compared to $27.3 million for the three-months ended June 30, 2023.  Significant changes included a $602 thousand decrease in salaries and employee benefits primarily as a result of a decrease in full time equivalent employees.  Full time equivalent headcount was 791 as of June 30, 2023, 750 as of December 31, 2023, and 753 as of June 30, 2024.  Changes in headcount represent normal fluctuations.  Additionally, we had a $288 thousand decrease in FDIC and other insurance, and a $498 thousand decrease in other expenses, partially offset by an increase of $210 thousand in professional services, and a $264 thousand increase in outsourced services.

Index
Total noninterest expenses were $51.4 million for the six-months ended June 30, 2024, compared to $55.0 million for the six-months ended June 30, 2023.  Significant changes included a decrease of $2.5 million in salaries and employee benefits primarily as a result less full time equivalents as well as lower employee benefits, and a $1.2 million decrease in other expenses, partially offset by an increase of $469 thousand in outsourced services.

Income Taxes
In the second quarter of 2024, TrustCo recognized income tax expense of $3.9 million compared to $5.5 million for the second quarter of 2023.  The effective tax rates were 23.8% and 25.0% for the second quarters of 2024 and 2023, respectively.  For the first six-months, income taxes were $7.7 million and $11.4 million in 2024 and 2023, respectively. The effective tax rates were 23.8% and 25.0% in 2024 and 2023, respectively.

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

Total shareholders’ equity at June 30, 2024 was $655.2 million compared to $621.4 million at June 30, 2023. TrustCo declared a dividend of $0.36 per share in the second quarter of 2024.  This results in a dividend payout ratio of 54.57% based on second quarter 2024 earnings of $12.6 million.

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

Index
The Bank and the Company reported the following capital ratios as of June 30, 2024 and December 31, 2023:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of June 30, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$644,776	10.357%	5.000%	4.000%
Common equity tier 1 capital	644,776	18.524	6.500	7.000
Tier 1 risk-based capital	644,776	18.524	8.000	8.500
Total risk-based capital	688,385	19.776	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2023		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$636,327	10.428%	5.000%	4.000%
Common equity tier 1 capital	636,327	18.280	6.500	7.000
Tier 1 risk-based capital	636,327	18.280	8.000	8.500
Total risk-based capital	679,924	19.532	10.000	10.500

(Consolidated)

			Minimum for
			Capital Adequacy plus
	As of June 30, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$668,882	10.954%	4.000%
Common equity tier 1 capital	668,882	19.211	7.000
Tier 1 risk-based capital	668,882	19.211	8.500
Total risk-based capital	712,503	20.464	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2023		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$657,968	10.780%	4.000%
Common equity Tier 1 capital	657,968	18.896	7.000
Tier 1 risk-based capital	657,968	18.896	8.500
Total risk-based capital	701,577	20.149	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2024 and December 31, 2023 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at June 30, 2024, the consolidated equity to total assets ratio was 10.73%, compared to 10.46% at December 31, 2023 and 10.23% at June 30, 2023.

As of June 30, 2024, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer is taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  As of June 30, 2024 and 2023, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 54.57% of net income for the second quarter of 2024 and 41.83% of net income for the second quarter of 2023. The per-share dividend paid in both the second quarter of 2024 and 2023 was $0.36.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 6,504 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Share Repurchase Program
On March 29, 2024 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the three months ended June 30, 2024, the Company repurchased a total of 14,000 shares at an average price per share of $26.68 for a total of $374,000 under its Board authorized share repurchase program.

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

During the three months ended June 30, 2024, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2023 Form 10-K other than what is set forth immediately below.

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
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $26.8 million in 2024 and $30.0 million in 2023.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	June 30, 2024			June 30, 2023

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$113,844	$909	3.20%	$120,646	$691	2.29%	$218	$(246)	$464
Mortgage backed securities and
collateralized mortgage obligations-residential	250,517	1,451	2.30%	278,367	1,543	2.20%	(92)	(437)	345
State and political subdivisions	26	1	6.75%	34	1	6.74%	-	-	-
Corporate bonds	55,065	362	2.63%	85,344	516	2.42%	(154)	(409)	255
Small Business Administration-guaranteed
participation securities	17,436	94	2.15%	20,724	111	2.15%	(17)	(19)	2
Other	694	2	1.15%	686	3	1.75%	(1)	-	(1)

Total securities available for sale	437,582	2,819	2.58%	505,801	2,865	2.27%	(46)	(1,111)	1,065

Federal funds sold and other short-term Investments	506,493	6,894	5.48%	551,087	6,970	5.07%	(76)	(2,281)	2,205

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	6,054	65	4.28%	7,204	75	4.17%	(10)	(22)	12

Total held to maturity securities	6,054	65	4.28%	7,204	75	4.17%	(10)	(22)	12

Federal Reserve Bank and Federal Home Loan Bank stock	6,340	147	9.27%	5,868	110	7.50%	37	9	28

Commercial loans	280,559	3,765	5.37%	249,040	3,295	5.29%	470	422	48
Residential mortgage loans	4,359,232	40,819	3.75%	4,269,295	37,992	3.56%	2,827	812	2,015
Home equity lines of credit	364,210	5,814	6.42%	303,134	4,533	6.00%	1,281	950	331
Installment loans	15,395	262	6.86%	15,734	242	6.16%	20	(32)	52

Loans, net of unearned income	5,019,396	50,660	4.04%	4,837,203	46,062	3.81%	4,598	2,152	2,446

Total interest earning assets	5,975,865	60,585	4.06%	5,907,163	56,082	3.80%	4,503	(1,253)	5,756

Allowance for credit losses on loans	(49,454)			(47,060)
Cash & non-interest earning assets	181,688			172,821

Total assets	$6,108,099			$6,032,924

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	1,009,048	288	0.11%	$1,083,795	$49	0.02%	239	(24)	263
Money market accounts	524,068	2,228	1.71%	613,204	1,756	1.15%	472	(1,470)	1,942
Savings	1,145,922	675	0.24%	1,352,181	655	0.19%	20	(465)	485
Time deposits	1,873,139	19,400	4.17%	1,372,248	9,291	2.72%	10,109	4,105	6,004

Total interest bearing deposits	4,552,177	22,591	2.00%	4,421,428	11,751	1.07%	10,840	2,146	8,694
Short-term borrowings	93,703	206	0.89%	124,089	279	0.90%	(73)	(68)	(5)

Total interest bearing liabilities	4,645,880	22,797	1.97%	4,545,517	12,030	1.06%	10,767	2,078	8,689

Demand deposits	735,262			788,654
Other liabilities	76,258			79,839
Shareholders’ equity	650,699			$618,914

Total liabilities and shareholders’ equity	$6,108,099			6,032,924

Net interest income, tax equivalent		37,788			44,052		$(6,264)	$(3,331)	$(2,933)

Net interest spread			2.09%			2.74%

Net interest margin (net interest income to total interest earning assets)			2.53%			2.98%

Tax equivalent adjustment		-			-

Net interest income		$37,788			$44,052

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $26.2 million in 2024 and $29.8 million in 2023.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended			Six months ended
(dollars in thousands)	June 30, 2024			June 30, 2023

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$119,908	$1,815	3.03%	$120,669	$1,383	2.29%	$432	$(26)	$458
Mortgage backed securities and
collateralized mortgage obligations-residential	254,665	2,945	2.31%	282,683	3,128	2.21%	(183)	(520)	337
State and political subdivisions	26	1	6.82%	34	1	6.74%	-	-	-
Corporate bonds	64,345	838	2.60%	85,460	1,037	2.43%	(199)	(384)	185
Small Business Administration-guaranteed
participation securities	17,830	194	2.18%	21,423	228	2.13%	(34)	(48)	14
Other	695	5	1.44%	686	5	1.46%	-	-	-

Total securities available for sale	457,469	5,798	2.53%	510,955	5,782	2.26%	16	(978)	994

Federal funds sold and other short-term Investments	502,072	13,644	5.47%	563,938	13,525	4.84%	119	(3,184)	3,303

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	6,192	133	4.29%	7,372	153	4.16%	(20)	(33)	13

Total held to maturity securities	6,192	133	4.29%	7,372	153	4.16%	(20)	(33)	13

Federal Reserve Bank and Federal Home Loan Bank stock	6,271	299	9.54%	5,833	220	7.54%	79	17	62

Commercial loans	278,871	7,425	5.33%	243,983	6,319	5.18%	1,106	925	181
Residential mortgage loans	4,359,351	81,236	3.73%	4,241,207	74,906	3.54%	6,330	2,169	4,161
Home equity lines of credit	358,607	11,277	6.32%	297,262	8,652	5.87%	2,625	1,909	716
Installment loans	15,761	526	6.72%	14,535	457	6.35%	69	41	28

Loans, net of unearned income	5,012,590	100,464	4.01%	4,796,987	90,334	3.77%	10,130	5,044	5,086

Total interest earning assets	5,984,594	120,338	4.03%	5,885,085	110,014	3.75%	10,324	866	9,458

Allowance for credit losses on loans	(49,139)			(46,677)
Cash & non-interest earning assets	188,364			173,990

Total assets	$6,123,819			$6,012,398

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$999,589	528	0.11%	$1,108,452	115	0.02%	413	(33)	446
Money market accounts	534,378	4,570	1.72%	607,064	2,570	0.85%	2,000	(897)	2,897
Savings	1,152,241	1,387	0.24%	1,403,924	1,185	0.17%	202	(542)	744
Time deposits	1,881,535	39,077	4.18%	1,267,193	14,563	2.32%	24,514	9,248	15,266

Total interest bearing deposits	4,567,743	45,562	2.01%	4,386,633	18,433	0.85%	27,129	7,776	19,353
Short-term borrowings	93,510	410	0.88%	127,957	564	0.89%	(154)	(149)	(5)

Total interest bearing liabilities	4,661,253	45,972	1.98%	4,514,590	18,997	0.85%	26,975	7,627	19,348

Demand deposits	730,781			802,533
Other liabilities	83,105			81,954
Shareholders’ equity	648,680			613,321

Total liabilities and shareholders’ equity	$6,123,819			$6,012,398

Net interest income , tax equivalent		74,366			91,017		$(16,651)	$(6,761)	$(9,890)

Net interest spread			2.05%			2.90%

Net interest margin (net interest income to total interest earning assets)			2.48%			3.10%

Tax equivalent adjustment		-			-

Net interest income		$74,366			$91,017

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the Annual Report to Shareholders as of December 31, 2023, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month month periods ended June 30, 2024 and 2023, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2024 and 2023, the Company had an average balance of Federal Funds sold and other short-term investments of $506.5 million and $551.1 million, respectively.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.” Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

An investment in the Company involves risks, including the risks discussed in Item 1A. “Risk Factors” of the Company’s 2023 Form 10-K, which risk factors have not materially changed except as set forth below. The risk factors below supersede the similarly captioned risk factors set forth in the 2023 Form 10-K and supplement the other risk factors in the 2023 Form 10-K. The risk factors below reflect modifications to the nature of the risks that have developed since the date on which the 2023 Form 10-K was filed.

Changes in interest rates have impacted and may continue to impact our financial condition and results of operations.

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

Over certain periods of time, our interest-earning assets have been and may in the future be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products do not always change to the same degree over the given time period. In any event, our earnings have been and may in the future be negatively affected when market interest rates move contrary to our position.  The FOMC increased the target range for the federal funds rate seven times in 2022 and four times in 2023 by a total of 525 basis points, to a range of 5.25% to 5.50%, which is where it remains as of June 30, 2024. All of these increases were expressly made in response to inflationary pressures. In its September and October 2023 “Beige Books”, the FRB noted that overall economic growth was modest during July and August and that there has been little to no change in overall economic activity since then. Regional banks continued to report ongoing declines in loan demand, tighter credit conditions, and narrowing loan spreads. Furthermore, while most banks reported higher deposit rates, delinquency rates edged up. In addition, inflationary pressures moderated somewhat but remained widespread while conditions in the broad finance sector weakened slightly during the last reporting period.

Index
There can be no assurances as to any future FOMC conduct. If the FOMC further increases the targeted federal funds rates, overall interest rates likely will rise, which will positively impact our interest income but may further negatively impact the entire national economy, including the housing industry in the markets we serve, by reducing refinancing activity and new home purchases. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income has been and may in the future be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates have affected and may in the future affect the average life of loans and mortgage-related securities. Increases in interest rates have and may in the future decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. Conversely, increases in interest rates often result in slowed prepayments of loans and mortgage-related securities, reducing cash flows and reinvestment opportunities.

Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates have had and may in the future have an adverse effect on shareholders’ equity.

Ongoing inflationary pressures and continued elevated prices have affected and may continue to affect our results of operations and financial condition.

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

Index
We have been and may in the future be subject to claims and litigation pertaining to fiduciary responsibility and lender liability.

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
.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended June 30, 2024:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2024 through April 30, 2024	-	$-	-	200,000
May 1, 2024 through May 31, 2024	-	-	-	200,000
June 1, 2024 through June 30, 2024	14,000	26.68	14,000	186,000
Total	14,000	$26.68	14,000	186,000

(1)
On March 29, 2024 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  The share repurchase program will expire on March 27, 2025.  During the three months ended June 30, 2024, the Company repurchased a total of 14,000 shares at an average price per share of $26.68 for a total of $374,000 under its Board authorized share repurchase program.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

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

Date: August 9, 2024