Form 10-Q
period 2024-09-30
TRUSTCO BANK CORP N Y
filed 2024-11-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2024
$1.00 Par Value	19,010,433

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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Interest and dividend income:
Interest and fees on loans	$52,112	$47,921	$152,576	$138,255
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	718	672	2,533	2,055
State and political subdivisions	-	-	1	1
Mortgage-backed securities and collateralized mortgage obligations - residential	1,397	1,485	4,342	4,613
Corporate bonds	361	473	1,199	1,510
Small Business Administration-guaranteed participation securities	90	107	284	335
Other securities	2	2	7	7
Total interest and dividends on securities available for sale	2,568	2,739	8,366	8,521

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	62	73	195	226
Total interest on held to maturity securities	62	73	195	226

Federal Home Loan Bank stock	153	131	452	351
Interest on federal funds sold and other short-term investments	6,174	6,688	19,818	20,213
Total interest income	61,069	57,552	181,407	167,566

Interest expense:
Interest on deposits:
Interest-bearing checking	311	102	839	217
Savings accounts	770	639	2,157	1,824
Money market deposit accounts	2,154	2,384	6,724	4,954
Time deposits	18,969	11,962	58,046	26,525
Interest on short-term borrowings	194	244	604	808
Total interest expense	22,398	15,331	68,370	34,328

Net interest income	38,671	42,221	113,037	133,238
Provision (Credit) for credit losses	500	100	1,600	(100)
Net interest income after provision (credit) for credit losses	38,171	42,121	111,437	133,338

Noninterest income:
Trustco financial services income	2,044	1,627	5,469	4,813
Fees for services to customers	2,482	2,590	7,626	8,085
Net gains on equity securities	23	-	1,383	-
Other	382	357	947	943
Total noninterest income	4,931	4,574	15,425	13,841

Noninterest expenses:
Salaries and employee benefits	12,134	12,393	36,081	38,798
Net occupancy expense	4,271	4,358	13,257	13,218
Equipment expense	1,757	1,923	5,485	5,758
Professional services	1,863	1,717	4,893	4,684
Outsourced services	2,551	2,720	7,807	7,507
Advertising expense	339	586	1,213	1,494
FDIC and other insurance	1,112	1,078	3,003	3,215
Other real estate expense, net	204	163	294	536
Other	1,969	2,522	5,529	7,256
Total noninterest expenses	26,200	27,460	77,562	82,466

Income before taxes	16,902	19,235	49,300	64,713
Income taxes	4,027	4,555	11,748	15,915

Net income	$12,875	$14,680	$37,552	$48,798

Net income per share:
- Basic	$0.68	$0.77	$1.97	$2.57

- Diluted	$0.68	$0.77	$1.97	$2.57

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$12,875	$14,680	$37,552	$48,798

Net unrealized holding gain (loss) on securities available for sale	10,558	(7,063)	9,546	(5,530)
Tax effect	(2,742)	1,851	(2,466)	1,464

Net unrealized gain (loss) on securities available for sale, net of tax	7,816	(5,212)	7,080	(4,066)

Amortization of net actuarial gain	(203)	(115)	(608)	(343)
Amortization of prior service cost	4	4	10	10
Tax effect	51	29	155	87
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(148)	(82)	(443)	(246)

Other comprehensive income (loss), net of tax	7,668	(5,294)	6,637	(4,312)
Comprehensive income	$20,543	$9,386	$44,189	$44,486

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS:

Cash and due from banks	$49,659	$49,274
Federal funds sold and other short term investments	473,306	528,730
Total cash and cash equivalents	522,965	578,004

Securities available for sale	383,654	452,289
Held to maturity securities ($5,645 and $6,396 fair value at September 30, 2024 and December 31, 2023, respectively)	5,636	6,458

Federal Home Loan Bank stock	6,507	6,203
Loans, net of deferred costs	5,070,856	5,002,879
Less:
Allowance for credit losses on loans	49,950	48,578
Net loans	5,020,906	4,954,301

Bank premises and equipment, net	33,324	34,007
Operating lease right-of-use assets	37,958	40,542
Other assets	98,730	96,387

Total assets	$6,109,680	$6,168,191

LIABILITIES:
Deposits:
Demand	$753,878	$754,532
Interest-bearing checking	988,527	1,015,213
Savings accounts	1,092,038	1,179,241
Money market deposit accounts	477,113	565,767
Time deposits	1,952,635	1,836,024
Total deposits	5,264,191	5,350,777

Short-term borrowings	91,450	88,990
Operating lease liabilities	41,469	44,471
Accrued expenses and other liabilities	43,549	38,668

Total liabilities	5,440,659	5,522,906

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,058,142 shares issued at September 30, 2024 and December 31, 2023, and 19,010,433 and 19,024,433 shares outstanding at September 30, 2024 and December 31, 2023, respectively	20,058	20,058
Surplus	257,644	257,181
Undivided profits	442,079	425,069
Accumulated other comprehensive loss, net of tax	(6,600)	(13,237)
Treasury stock at cost - 1,047,709 and 1,033,709 shares at September 30, 2024 and December 31, 2023, respectively	(44,160)	(43,786)

Total shareholders’ equity	669,021	645,285

Total liabilities and shareholders’ equity	$6,109,680	$6,168,191

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Loss	Stock	Total

Beginning balance, January 1, 2023	$20,058	$257,078	$393,831	$(27,194)	$(43,786)	$599,987
Net income	-	-	17,746	-	-	17,746
Other comprehensive income, net of tax	-	-	-	3,819	-	3,819
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2023	$20,058	$257,078	$404,728	$(23,375)	$(43,786)	$614,703

Net income	-	-	16,372	-	-	16,372
Other comprehensive loss, net of tax	-	-	-	(2,837)	-	(2,837)
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, June 30, 2023	$20,058	$257,078	$414,251	$(26,212)	$(43,786)	$621,389

Net income	-	-	14,680	-	-	14,680
Other comprehensive loss, net of tax	-	-	-	(5,294)	-	(5,294)
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, September 30, 2023	$20,058	$257,078	$422,082	$(31,506)	$(43,786)	$623,926

Beginning balance, January 1, 2024	$20,058	$257,181	$425,069	$(13,237)	$(43,786)	$645,285
Net income	-	-	12,126	-	-	12,126
Other comprehensive loss, net of tax	-	-	-	(1,526)	-	(1,526)
Stock Based Compensation Expense	-	154	-	-	-	154
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2024	$20,058	$257,335	$430,346	$(14,763)	$(43,786)	$649,190

Net income	-	-	12,551	-	-	12,551
Other comprehensive income, net of tax	-	-	-	495	-	495
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)
Purchase of treasury stock 14,000 shares	-	-	-	-	(374)	(374)
Stock Based Compensation Expense	-	155	-	-	-	155

Ending balance, June 30, 2024	$20,058	$257,490	$436,048	$(14,268)	$(44,160)	$655,168

Net income	-	-	12,875	-	-	12,875
Other comprehensive income, net of tax	-	-	-	7,668	-	7,668
Cash dividend declared, $0.36 per share	-	-	(6,844)	-	-	(6,844)
Stock Based Compensation Expense	-	154	-	-	-	154

Ending balance, September 30, 2024	$20,058	$257,644	$442,079	$(6,600)	$(44,160)	$669,021

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net income	$37,552	$48,798

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,182	3,052
Amortization of right-of-use asset	4,981	4,905
Net gain on sale of other real estate owned	-	(181)
Writedown of other real estate owned	-	143
Provision (credit) for credit losses	1,600	(100)
Deferred tax expense	1,004	2,112
Net amortization of securities	902	1,332
Stock based compensation expense	463	-
Net gain on sale of bank premises and equipment	(23)	-
Decrease in taxes receivable	2,897	1,341
Increase in interest receivable	(817)	(1,937)
(Decrease) Increase in interest payable	(86)	1,878
Increase in other assets	(3,149)	(7,196)
Decrease in operating lease liabilities	(5,399)	(5,215)
Increase (Decrease) in accrued expenses and other liabilities	1,996	(2,619)
Total adjustments	7,551	(2,485)
Net cash provided by operating activities	45,103	46,313

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	54,486	39,346
Proceeds from paydowns of held to maturity securities	791	944
Purchases of securities available for sale	(37,176)	(7,485)
Proceeds from maturities of securities available for sale	60,000	5,000
Purchases of Federal Home Loan Bank stock	(304)	(406)
Net increase in loans	(70,482)	(226,980)
Proceeds from dispositions of other real estate owned	68	1,108
Proceeds from dispositions of bank premises and equipment	64	-
Purchases of bank premises and equipment	(2,540)	(2,631)
Net cash provided by (used in) investing activities	4,907	(191,104)

Cash flows from financing activities:
Net (decrease) increase in deposits	(86,586)	41,555
Net change in short-term borrowings	2,460	(19,590)
Purchases of treasury stock	(374)	-
Dividends paid	(20,549)	(20,512)
Net cash (used in) provided by financing activities	(105,049)	1,453
Net decrease in cash and cash equivalents	(55,039)	(143,338)
Cash and cash equivalents at beginning of period	578,004	650,599
Cash and cash equivalents at end of period	$522,965	$507,261

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$68,456	$13,453
Income taxes paid	8,869	14,611
Other non cash items:
Transfer of loans to other real estate owned	2,377	194
Increase in dividends payable	(7)	35
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	9,546	(5,530)
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	(2,466)	1,464
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(598)	(333)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	155	87
Securities purchased settled in subsequent period	-	(12,306)

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2024 is not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial condition as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023, and the cash flows for the nine months ended September 30, 2024 and 2023.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (“SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial condition, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.  Results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2024 and 2023 is as follows:

(in thousands, except per share data)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$12,875	$14,680	$37,552	$48,798
Weighted average common shares	19,010	19,024	19,019	19,024
Effect of Dilutive Securities:
Stock Options and Restricted Stock Units	26	-	15	-
Weighted average common shares including potential dilutive shares	19,036	19,024	19,034	19,024

Basic EPS	$0.68	$0.77	$1.97	$2.57

Diluted EPS	$0.68	$0.77	$1.97	$2.57

For the three and nine months ended September 30, 2024, there were 22 thousand and 48 thousand, respectively, weighted average antidilutive stock options excluded from dilutive earnings. For both the three and nine months ended September 30, 2023, there were 77 thousand weighted average antidilutive stock options excluded from dilutive earnings. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended September 30, 2024 and 2023 for its pension and other postretirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2024	2023	2024	2023

Service cost	$-	$-	$5	$2
Interest cost	289	304	72	65
Expected return on plan assets	(762)	(672)	(332)	(288)
Amortization of net actuarial gain	(19)	-	(184)	(115)
Amortization of prior service cost	-	-	4	4
Net periodic benefit	$(492)	$(368)	$(435)	$(332)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2024	2023	2024	2023

Service cost	$-	$-	$14	$7
Interest cost	867	910	216	197
Expected return on plan assets	(2,286)	(2,013)	(995)	(867)
Amortization of net actuarial gain	(57)	-	(551)	(343)
Amortization of prior service cost	-	-	10	10
Net periodic benefit	$(1,476)	$(1,103)	$(1,306)	$(996)

The Company does not expect to contribute to its pension and postretirement benefit plans in 2024. As of September 30, 2024, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Securities available for sale

The amortized cost and fair value of the securities available for sale are as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$91,807	$16	$1,235	$90,588
State and political subdivisions	26	-	-	26
Mortgage backed securities and collateralized mortgage obligations - residential	242,429	327	19,915	222,841
Corporate bonds	55,030	-	703	54,327
Small Business Administration - guaranteed participation securities	16,352	-	1,181	15,171
Other	688	15	2	701
Total Securities Available for Sale	$406,332	$358	$23,036	$383,654

	December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$121,728	$5	$3,065	$118,668
State and political subdivisions	26	-	-	26
Mortgage backed securities and collateralized mortgage obligations - residential	263,182	270	25,775	237,677
Corporate bonds	80,150	-	2,098	78,052
Small Business Administration - guaranteed participation securities	18,740	-	1,554	17,186
Other	687	11	18	680
Total Securities Available for Sale	$484,513	$286	$32,510	$452,289

The following table categorizes the debt securities included in the available for sale portfolio as of September 30, 2024, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$80,758	$79,853
Due after one year through five years	54,793	53,810
Due after five years through ten years	12,000	11,979
Due after ten years	-	-
Mortgage backed securities and collateralized mortgage obligations - residential	242,429	222,841
Small Business Administration - guaranteed participation securities	16,352	15,171
	$406,332	$383,654

Index
Gross unrealized losses on securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2024
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$11,979	$21	$68,593	$1,214	$80,572	$1,235
Mortgage backed securities and collateralized mortgage obligations - residential	5,092	83	208,526	19,832	213,618	19,915
Corporate bonds	-	-	54,327	703	54,327	703
Small Business Administration - guaranteed participation securities	-	-	15,171	1,181	15,171	1,181
Other	-	-	648	2	648	2

Total	$17,071	$104	$347,265	$22,932	$364,336	$23,036

	December 31, 2023
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$-	-	$116,163	$3,065	$116,163	$3,065
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	227,891	25,775	227,891	25,775
Corporate bonds	-	-	78,052	2,098	78,052	2,098
Small Business Administration - guaranteed participation securities	-	-	17,186	1,554	17,186	1,554
Other	-	-	631	18	631	18

Total	$-	-	$439,923	$32,510	$439,923	$32,510

There were no allowance for credit losses recorded for securities available for sale as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024 and 2023 there were no available for sale securities charged off.

Index
The proceeds from sales and calls and maturities of securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three months ended September 30,
(dollars in thousands)	2024	2023

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	33,992	9,877
Proceeds from maturities	5,000	-
Gross realized gains	-	-
Gross realized losses	-	-

	Nine months ended September 30,
(dollars in thousands)	2024	2023

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	54,486	39,346
Proceeds from maturities	60,000	5,000
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and nine months ended September 30, 2024 and 2023.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$5,636	$80	$71	$5,645
Total held to maturity	$5,636	$80	$71	$5,645

	December 31, 2023
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$6,458	$74	$136	$6,396
Total held to maturity	$6,458	$74	$136	$6,396

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of  September 30, 2024, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$5,636	$5,645
	$5,636	$5,645

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

September 30, 2024
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$-	$-	$2,240	$71	$2,240	$71

Total	$-	$-	$2,240	$71	$2,240	$71

December 31, 2023
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$283	$3	$2,703	$133	$2,986	$136

Total	$283	$3	$2,703	$133	$2,986	$136

There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2024 and 2023.

There were no allowance for credit losses recorded for held to maturity securities as of September 30, 2024 and December 31, 2023.  There was no credit loss expense recorded for held to maturity securities for the three and nine months ended September 30, 2024 and 2023.  As of September 30, 2024, there were  no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Equity Securities

During the second quarter of 2024, Visa Inc. accepted the Company’s tender of its 6,528 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock.  As a result, during the second quarter of 2024, the Company marked it Visa Class C common stock to fair value and recorded an unrealized gain of $1.4 million. The Company then sold them all in the third quarter of 2024 and recorded an additional gain of $23 thousand, thus resulting in no remaining carrying value on the Company’s Statement of Financial Condition. Once the Company is able to convert the remaining shares of Visa Class B-2 common stock to Visa Class C shares, the Company will mark these shares to  fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa. The Company originally obtained the shares in 2008. The carrying value of Visa B-2 shares is nominal as of September 30, 2024.

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether management intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.  If management intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If management does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI on debt securities shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings through the provision for credit losses.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.

The Company does not intend to sell nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2024. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low turnover in the portfolio.

As of September 30, 2024, the Company’s security portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:  In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired  at September 30, 2024.

Index
Mortgage backed securities and collateralized mortgage obligations – residential: At September 30, 2024, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired  at September 30, 2024.

Small Business Administration (SBA) - guaranteed participation securities:  At September 30, 2024, all of the SBA securities held by the Company were issued and guaranteed by U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2024.
Corporate Bonds & Other:  At September 30, 2024, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2024.

Index

(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	September 30, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$220,645	$38,918	$259,563
Other	19,934	764	20,698
Real estate mortgage - 1 to 4 family:
First mortgages	2,746,180	1,579,684	4,325,864
Home equity loans	43,501	13,309	56,810
Home equity lines of credit	231,275	162,143	393,418
Installment	10,459	4,044	14,503
Total loans, net	$3,271,994	$1,798,862	$5,070,856
Less: Allowance for credit losses			49,950
Net loans			$5,020,906

*Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$212,754	$39,501	$252,255
Other	20,863	397	21,260
Real estate mortgage - 1 to 4 family:
First mortgages	2,756,914	1,550,191	4,307,105
Home equity loans	44,152	13,806	57,958
Home equity lines of credit	212,298	135,117	347,415
Installment	12,057	4,829	16,886
Total loans, net	$3,259,038	$1,743,841	5,002,879
Less: Allowance for credit losses			48,578
Net loans			$4,954,301

*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $292 thousand and $620 thousand as of September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024 and December 31, 2023, the Company had approximately $24.7 million and $29.1 million, respectively, of real estate construction loans.  Of the $24.7 million in real estate construction loans at September 30, 2024, approximately $7.9 million are secured by first mortgages to residential borrowers while approximately $16.8 million were to commercial borrowers for residential construction projects.  Of the $29.1 million in real estate construction loans at December 31, 2023, approximately $8.0 million are secured by first mortgages to residential borrowers while approximately $21.1 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans were in the Company’s New York market.

Index
Allowance for credit losses on loans
The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses, including past events and current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended September 30, 2024. The Company selected the baseline economic forecast for the allowance for credit losses based on current market conditions and portfolio trends. In addition, the Company’s four quarter forecast period and four quarter straight line reversion has not changed for the period ended September 30, 2024.

The Company recorded a provision for credit losses of $500 thousand for the three months ended September 30, 2024, which is the result a provision for credit losses on loans of $400 thousand, and a provision for credit losses on unfunded commitments of $100 thousand.  The Company recorded a provision for credit losses of $1.6 million for the nine months ended September 30, 2024, which is the result of a provision for credit losses on loans of $1.5 million, and a provision for credit losses on unfunded commitments of $100 thousand.

The Company recorded a provision for credit losses of $100 thousand for the three months ended September 30, 2023, which included a provision for credit losses on loans of $300 thousand, and a benefit for credit losses on unfunded commitments of $200 thousand.  The Company recorded a benefit for credit losses of $100 thousand for the nine months ended September 30, 2023, which included a provision for credit losses on loans of $900 thousand, offset by a benefit for credit losses on unfunded commitments of $1.0 million.

Activity in the allowance for credit losses on loans by portfolio segment for the three months ended September 30, 2024 is summarized as follows:

	For the three months ended September 30, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,429	$46,129	$214	$49,772
Loans charged off:
New York and other states*	65	194	17	276
Florida	-	-	42	42
Total loan chargeoffs	65	194	59	318

Recoveries of loans previously charged off:
New York and other states*	-	90	6	96
Florida	-	-	-	-
Total recoveries	-	90	6	96
Net loans (recoveries) charged off	65	104	53	222
Provision (credit) for credit losses	(12)	367	45	400
Balance at end of period	$3,352	$46,392	$206	$49,950

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2023 is summarized as follows:

	For the three months ended September 30, 2023
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,610	44,067	237	46,914
Loans charged off:
New York and other states*	-	27	23	50
Florida	-	-	-	-
Total loan chargeoffs	-	27	23	50

Recoveries of loans previously charged off:
New York and other states*	-	53	9	62
Florida	-	-	-	-
Total recoveries	-	53	9	62
Net loan (recoveries) charged off	-	(26)	14	(12)
Provision for credit losses	103	192	5	300
Balance at end of period	$2,713	44,285	228	47,226

* Includes New York, New Jersey, Vermont and Massachusetts.

Activity in the allowance for credit losses on loans by portfolio segment for the nine months ended September 30, 2024 is summarized as follows:

	For the nine months ended September 30, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,735	$45,625	$218	$48,578
Loans charged off:
New York and other states*	65	311	71	447
Florida	-	17	49	66
Total loan chargeoffs	65	328	120	513

Recoveries of loans previously charged off:
New York and other states*	-	359	26	385
Florida	-	-	-	-
Total recoveries	-	359	26	385
Net loans (recoveries) charged off	65	(31)	94	128
Provision for credit losses	682	736	82	1,500
Balance at end of period	$3,352	$46,392	$206	$49,950

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2023 is summarized as follows:

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

* Includes New York, New Jersey, Vermont and Massachusetts.

The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,352	46,392	206	49,950

Total ending allowance balance	$3,352	$46,392	$206	$49,950

Loans:
Individually evaluated for impairment	$882	$24,043	$130	$25,055
Collectively evaluated for impairment	279,379	4,752,049	14,373	5,045,801

Total ending loans balance	$280,261	$4,776,092	$14,503	$5,070,856

Index
	As of December 31, 2023
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	2,735	45,625	218	48,578

Total ending allowance balance	$2,735	45,625	218	48,578

Loans:
Individually evaluated for impairment	$957	23,628	144	24,729
Collectively evaluated for impairment	272,558	4,688,850	16,742	4,978,150

Total ending loans balance	$273,515	4,712,478	16,886	5,002,879

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in provision (credit) for credit losses in the consolidated income statement.

The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2024 and 2023 was as follows:

(In thousands)	For the three months ended September 30, 2024
Balance at June 30, 2024	$1,662
Provision for credit losses	100
Balance at September 30, 2024	$1,762

(In thousands)	For the nine months ended September 30, 2024
Balance at January 1, 2024	$1,662
Provision for credit losses	100
Balance at September 30, 2024	$1,762

(In thousands)	For the three months ended September 30, 2023
Balance at June 30, 2023	$2,112
Credit provision for credit losses	(200)
Balance at September 30, 2023	$1,912

(In thousands)	For the nine months ended September 30, 2023
Balance at January 1, 2023	$2,912
Credit provision for credit losses	(1,000)
Balance at September 30, 2023	$1,912

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be “pass” rated loans.

For homogeneous loan pools, such as residential mortgages, home equity loans, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of September 30, 2024 and December 31, 2023 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on non-accrual status and loans over 90 days past due and accruing.

Index

As of September 30, 2024 and December 31, 2023 and based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs year to date for each loan type by origination year was as follows:

(in thousands)	As of September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$34,827	$54,126	$75,176	$22,445	$15,425	$52,536	$2,801	$-	$257,336
Special Mention	-	-	1,070	-	26	524	-	-	1,620
Substandard	-	-	190	-	-	379	-	-	569
Doubtful	-	-	-	-	-	38	-	-	38
Total Commercial Loans	$34,827	$54,126	$76,436	$22,445	$15,451	$53,477	$2,801	$-	$259,563

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Other:
Risk rating
Pass	$1,573	$7,627	$1,890	$517	$265	$1,745	$6,201	$-	$19,818
Special mention	14	-	-	-	-	37	-	-	51
Substandard	-	-	-	132	-	98	285	-	515
Doubtful	-	-	-	314	-	-	-	-	314
Total Commercial Real Estate Loans	$1,587	$7,627	$1,890	$963	$265	$1,880	$6,486	$-	$20,698

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$227,310	$409,174	$543,602	$835,847	$694,291	$1,600,046	$710	$-	$4,310,980
Nonperforming	-	553	210	534	243	13,344	-	-	14,884
Total First Mortgage:	$227,310	$409,727	$543,812	$836,381	$694,534	$1,613,390	$710	$-	$4,325,864

Residential First Mortgage Loans:
Current-period Gross writeoffs	$193	$-	$-	$-	$-	$19	$-	$-	$212
	$193	$-	$-	$-	$-	$19	$-	$-	$212

Home Equity Loans:
Risk rating
Performing	$4,777	$8,972	$5,446	$6,837	$5,180	$25,066	$-	$-	$56,278
Nonperforming	-	-	155	-	-	377	-	-	532
Total Home Equity Loans:	$4,777	$8,972	$5,601	$6,837	$5,180	$25,443	$-	$-	$56,810

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines of Credit:
Risk rating
Performing	$4,171	$1,218	$1,160	$668	$227	$14,127	$368,767	$-	$390,338
Nonperforming	-	-	-	-	-	2,753	327	-	3,080
Total Home Equity Credit Lines:	$4,171	$1,218	$1,160	$668	$227	$16,880	$369,094	$-	$393,418

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$116	$-	$-	$116
	$-	$-	$-	$-	$-	$116	$-	$-	$116
Installments:
Risk rating
Performing	$2,313	$6,296	$3,141	$856	$168	$606	$955	$-	$14,335
Nonperforming	-	5	60	54	-	49	-	-	168
Total Installments	$2,313	$6,301	$3,201	$910	$168	$655	$955	$-	$14,503

Installments Loans:
Current-period Gross writeoffs	$-	$54	$44	$-	$4	$18	$-	$-	$120
	$-	$54	$44	$-	$4	$18	$-	$-	$120

Index
(in thousands)	As of December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$61,148	$82,339	$23,940	$16,653	$19,835	$41,153	$5,664	$-	$250,732
Special Mention	-	-	-	42	-	225	-	-	267
Substandard	-	-	-	-	-	1,256	-	-	1,256
Total Commercial Loans	$61,148	$82,339	$23,940	$16,695	$19,835	$42,634	$5,664	$-	$252,255

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Other:
Risk rating
Pass	$7,873	$2,164	$1,933	$1,386	$321	$2,641	$4,482	$-	$20,800
Special mention	-	-	-	-	-	-	34	-	34
Substandard	-	-	328	-	-	98	-	-	426
Total Commercial Real Estate Loans	$7,873	$2,164	$2,261	$1,386	$321	$2,739	$4,516	$-	$21,260

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$418,891	$566,617	$878,015	$732,851	$342,559	$1,354,867	$-	$-	$4,293,800
Nonperforming	64	210	383	229	1,119	11,300	-	-	13,305
Total First Mortgage:	$418,955	$566,827	$878,398	$733,080	$343,678	$1,366,167	$-	$-	$4,307,105

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$27	$336	$-	$-	363
	$-	$-	$-	$-	$27	$336	$-	$-	$363

Home Equity Loans:
Risk rating
Performing	$9,660	$5,963	$7,770	$5,668	$6,542	$22,076	$-	$-	$57,679
Nonperforming	-	-	-	-	-	279	-	-	279
Total Home Equity Loans:	$9,660	$5,963	$7,770	$5,668	$6,542	$22,355	$-	$-	$57,958

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$355	$641	$248	$75	$10	$15,964	$327,059	$-	$344,352
Nonperforming	-	-	8	56	-	2,813	186	-	3,063
Total Home Equity Credit Lines:	$355	$641	$256	$131	$10	$18,777	$327,245	$-	$347,415

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$8	$-	$-	8
	$-	$-	$-	$-	$-	$8	$-	$-	$8

Installments:
Risk rating
Performing	$8,473	$4,592	$1,484	$360	$198	$605	$1,008	$-	$16,720
Nonperforming	-	49	51	-	63	3	-	-	166
Total Installments	$8,473	$4,641	$1,535	$360	$261	$608	$1,008	$-	$16,886

Installments Loans:
Current-period Gross writeoffs	$16	$67	$50	$1	$21	$21	$-	$-	176
	$16	$67	$50	$1	$21	$21	$-	$-	$176

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$827	$190	$153	$1,170	$219,475	$220,645
Other	8	-	123	131	19,803	19,934
Real estate mortgage - 1 to 4 family:
First mortgages	3,638	1,701	5,728	11,067	2,735,113	2,746,180
Home equity loans	15	-	340	355	43,146	43,501
Home equity lines of credit	379	310	1,339	2,028	229,247	231,275
Installment	12	24	119	155	10,304	10,459

Total	$4,879	$2,225	$7,802	$14,906	$3,257,088	$3,271,994

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$38,918	$38,918
Other	-	-	314	314	450	764
Real estate mortgage - 1 to 4 family:
First mortgages	1,832	209	1,588	3,629	1,576,055	1,579,684
Home equity loans	-	85	6	91	13,218	13,309
Home equity lines of credit	217	-	70	287	161,856	162,143
Installment	24	1	-	25	4,019	4,044

Total	$2,073	$295	$1,978	$4,346	$1,794,516	$1,798,862

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$827	$190	$153	$1,170	$258,393	$259,563
Other	8	-	437	445	20,253	20,698
Real estate mortgage - 1 to 4 family:
First mortgages	5,470	1,910	7,316	14,696	4,311,168	4,325,864
Home equity loans	15	85	346	446	56,364	56,810
Home equity lines of credit	596	310	1,409	2,315	391,103	393,418
Installment	36	25	119	180	14,323	14,503

Total	$6,952	$2,520	$9,780	$19,252	$5,051,604	$5,070,856

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2023

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	521	521	212,233	212,754
Other	-	26	-	26	20,837	20,863
Real estate mortgage - 1 to 4 family:
First mortgages	4,330	811	6,008	11,149	2,745,765	2,756,914
Home equity loans	20	138	157	315	43,837	44,152
Home equity lines of credit	591	135	1,499	2,225	210,073	212,298
Installment	6	18	95	119	11,938	12,057

Total	$4,947	1,128	8,280	14,355	3,244,683	3,259,038

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	-	-	39,501	39,501
Other	-	-	314	314	83	397
Real estate mortgage - 1 to 4 family:
First mortgages	1,290	78	1,433	2,801	1,547,390	1,550,191
Home equity loans	73	6	-	79	13,727	13,806
Home equity lines of credit	184	-	56	240	134,877	135,117
Installment	16	-	60	76	4,753	4,829

Total	$1,563	84	1,863	3,510	1,740,331	1,743,841

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	-	521	521	251,734	252,255
Other	-	26	314	340	20,920	21,260
Real estate mortgage - 1 to 4 family:
First mortgages	5,620	889	7,441	13,950	4,293,155	4,307,105
Home equity loans	93	144	157	394	57,564	57,958
Home equity lines of credit	775	135	1,555	2,465	344,950	347,415
Installment	22	18	155	195	16,691	16,886

Total	$6,510	1,212	10,143	17,865	4,985,014	5,002,879

* Includes New York, New Jersey, Vermont and Massachusetts.
At September 30, 2024 and December 31, 2023, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due, as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Balance Sheet.  As of September 30, 2024 other real estate owned included $2.2 million and $295 thousand of commercial and residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $6.4 million as of September 30, 2024. As of December 31, 2023 other real estate owned included $194 thousand of residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $6.6 million as of December 31, 2023.

Index
Loans individually evaluated for impairment include are non-accrual loans delinquent great than 180 days, non-accrual commercial loans, as well as all loan modifications. As of September 30, 2024, there was no allowance for credit losses based on loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

The following table presents the amortized cost basis in non-accrual loans by portfolio segment:

	As of September 30, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$343	$-	$343
Other	123	314	437
Real estate mortgage - 1 to 4 family:
First mortgages	11,999	2,885	14,884
Home equity loans	437	95	532
Home equity lines of credit	2,884	196	3,080
Installment	163	5	168
Total non-accrual loans	15,949	3,495	19,444
Restructured real estate mortgages - 1 to 4 family	-	-	-
Total nonperforming loans	$15,949	$3,495	$19,444

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2023
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$536	$-	$536
Other	-	314	314
Real estate mortgage - 1 to 4 family:
First mortgages	11,324	1,981	13,305
Home equity loans	235	44	279
Home equity lines of credit	2,816	247	3,063
Installment	151	15	166
Total non-accrual loans	15,062	2,601	17,663
Restructured real estate mortgages - 1 to 4 family	3	-	3
Total nonperforming loans	$15,065	$2,601	$17,666

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$153	$190	-
Other	437	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,438	1,446	-
Home equity loans	412	120	-
Home equity lines of credit	2,710	370	-
Installment	128	40	-
Total loans, net	$17,278	$2,166	-

	As of December 31, 2023
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$536	$-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12,584	721	-
Home equity loans	271	8	-
Home equity lines of credit	2,395	668	-
Installment	144	22	-
Total loans, net	$16,244	$1,419	-

The non-accrual balance of $2.2 million and $1.4 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of September 30, 2024 and December 31, 2023, respectively.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Index
 The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$445	-	-
Other	437	-	-
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	20,255	-	-
Home equity loans	421	-	-
Home equity lines of credit	3,367	-	-
Installment	130	-	-
Total	$25,055	-	-

	As of December 31, 2023
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$643	-	-
Other	314	-	-
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	20,018	-	-
Home equity loans	371	-	-
Home equity lines of credit	3,239	-	-
Installment	144	-	-
Total	$24,729	-	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified.  Interest income recognized on loans that are individually evaluated was not material during the three or nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and 2023 loans individually evaluated included approximately $7.3 and $8.5 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

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

Index
The following table presents the amortized cost basis of loans at September 30, 2024 and 2023 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024 and 2023, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended:

New York and other states*:	September 30, 2024		September 30, 2023
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	80	0.00%	255	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	133	0.06%	-	-
Installment	-	-	-	-

Total	$213	0.01%	$255	0.01%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	-	-	-	-
Home equity loans	89	0.67%	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$89	0.00%	$-	-

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	80	0.00%	255	0.01%
Home equity loans	89	0.16%	-	-
Home equity lines of credit	133	0.03%	-	-
Installment	-	-	-	-

Total	$302	0.01%	$255	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the nine months ended:

New York and other states*:	September 30, 2024		September 30, 2023
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	270	0.01%	490	0.02%
Home equity loans	-	-	-	-
Home equity lines of credit	242	0.10%	50	0.02%
Installment	-	-	-	-

Total	$512	0.02%	$540	0.02%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	84	0.01%	340	0.02%
Home equity loans	89	0.67%	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$173	0.01%	$340	0.02%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	354	0.01%	830	0.02%
Home equity loans	89	0.16%	-	-
Home equity lines of credit	242	0.06%	50	0.02%
Installment	-	-	-	-

Total	$685	0.01%	$880	0.02%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified as of September 30, 2024 and 2023:

As of September 30, 2024

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	270	-	-	-	270
Home equity loans	-	-	-	-	-
Home equity lines of credit	242	-	-	-	242
Installment	-	-	-	-	-

Total	$512	$-	$-	$-	$512

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	84	-	-	-	84
Home equity loans	89	-	-	-	89
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$173	$-	$-	$-	$173

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	354	-	-	-	354
Home equity loans	89	-	-	-	89
Home equity lines of credit	242	-	-	-	242
Installment	-	-	-	-	-

Total	$685	$-	$-	$-	$685

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
As of September 30, 2023

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	351	139	-	-	490
Home equity loans	-	-	-	-	-
Home equity lines of credit	50	-	-	-	50
Installment	-	-	-	-	-

Total	$401	$139	$-	$-	$540

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	340	-	-	-	340
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$340	$-	$-	$-	$340

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	691	139	-	-	830
Home equity loans	-	-	-	-	-
Home equity lines of credit	50	-	-	-	50
Installment	-	-	-	-	-

Total	$741	$139	$-	$-	$880

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and 2023:

For the three months ended:

	September 30, 2024	September 30, 2023
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	22	18
Home equity loans	-	-
Home equity lines of credit	12	-
Installment	-	-

Total	34	18

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-
Home equity loans	9	-
Home equity lines of credit	-	-
Installment	-	-

Total	9	0

	Weighted	Weighted
	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	22	18
Home equity loans	9	-
Home equity lines of credit	12	-
Installment	-	-

Total	43	18

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the nine months ended:

	September 30, 2024	September 30, 2023
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	15	20
Home equity loans	-	-
Home equity lines of credit	18	18
Installment	-	-

Total	33	38

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12	24
Home equity loans	9	-
Home equity lines of credit	-	-
Installment	-	-

Total	21	24

	Weighted	Weighted
	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	27	44
Home equity loans	9	-
Home equity lines of credit	18	18
Installment	-	-

Total	54	62

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a loan modification was the borrower filing for bankruptcy protection. There were no loans that defaulted during the three and nine months ended September 30, 2024 and 2023 which had been classified as a loan modification within the prior twelve months.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2024 and 2023.

Equity Securities: Included in other assets in the Statement of Financial Condition is the Company’s interest of in 3,264 Visa B-2 shares. The Company did not have any Visa B-2 or Visa C shares as of December 31, 2023.  The carrying value of Visa B-2 shares is nominal as of September 30, 2024. There is no carrying value of Visa C shares remaining as they were all sold in the third quarter of 2024. Upon future conversions of Visa B-2 to Visa C shares, the Company has determined that the Visa C shares value will be a Level 1 classification based on using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2024 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$90,588	$-	$90,588	$-
State and political subdivisions	26	-	26	-
Mortgage backed securities and collateralized mortgage obligations - residential	222,841	-	222,841	-
Corporate bonds	54,327	-	54,327	-
Small Business Administration- guaranteed participation securities	15,171	-	15,171	-
Other securities	701	-	701	-

Total securities available for sale	$383,654	$-	$383,654	$-

	Fair Value Measurements at
	December 31, 2023 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$118,668	$-	$118,668	$-
State and political subdivisions	26	-	26	-
Mortgage backed securities and collateralized mortgage obligations - residential	237,677	-	237,677	-
Corporate bonds	78,052	-	78,052	-
Small Business Administration- guaranteed participation securities	17,186	-	17,186	-
Other securities	680	-	680	-

Total securities available for sale	$452,289	$-	$452,289	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2024 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,503	$-	$-	$2,503	Sales comparison approach	Adjustments for differences between comparable sales	1% - 1% (1%	)

Fair Value Measurements at
December 31, 2023 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$194	$-	$-	$194	Sales comparison approach	Adjustments for differences between comparable sales	0% - 39% (20%	)

Other real estate owned that is carried at fair value less costs to sell was approximately $2.5 million at September 30, 2024 and consisted of residential and commercial real estate properties. There was no valuation charges included in earnings for the three and nine months ended September 30, 2024.

Of the total individually evaluated loans of $25.1 million at September 30, 2024, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans during the three and nine months ended September 30, 2024.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at September 30, 2024 and December 31, 2023 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2024 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$522,965	522,965	-	-	522,965
Securities available for sale	383,654	-	383,654	-	383,654
Held to maturity securities	5,636	-	5,645	-	5,645
Federal Home Loan Bank stock	6,507	N/A	N/A	N/A	N/A
Net loans	5,020,906	-	-	4,594,539	4,594,539
Accrued interest receivable	14,500	668	1,453	12,379	14,500
Financial liabilities:
Demand deposits	753,878	753,878	-	-	753,878
Interest bearing deposits	4,510,313	2,557,678	1,942,819	-	4,500,497
Short-term borrowings	91,450	-	91,450	-	91,450
Accrued interest payable	3,526	201	3,325	-	3,526

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2023 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$578,004	578,004	-	-	578,004
Securities available for sale	452,289	-	452,289	-	452,289
Held to maturity securities	6,458	-	6,396	-	6,396
Federal Reserve Bank and Federal
Home Loan Bank stock	6,203	N/A	N/A	N/A	N/A
Net loans	4,954,301	-	-	4,422,027	4,422,027
Accrued interest receivable	13,683	234	1,920	11,529	13,683
Financial liabilities:
Demand deposits	754,532	754,532	-	-	754,532
Interest bearing deposits	4,596,245	2,760,221	1,819,789	-	4,580,010
Short-term borrowings	88,990	-	88,990	-	88,990
Accrued interest payable	3,612	256	3,356	-	3,612

Index
(7) Accumulated Other Comprehensive Loss

The following is a summary of the accumulated other comprehensive (loss) income balances, net of tax:

	Three months ended September 30, 2024
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive income-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2024	Reclassifications	Loss	9/30/2024	9/30/2024

Net unrealized holding gain on securities available for sale, net of tax	$(24,635)	7,816	-	7,816	(16,819)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(3,109)	-	(148)	(148)	(3,257)

Accumulated other comprehensive income (loss), net of tax	$(14,268)	7,816	(148)	7,668	(6,600)

	Three months ended September 30, 2023
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2023	Reclassifications	Loss	9/30/2023	9/30/2023

Net unrealized holding loss on securities available for sale, net of tax	$(31,125)	(5,212)	-	(5,212)	(36,337)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,675)	-	(82)	(82)	(2,757)

Accumulated other comprehensive loss, net of tax	$(26,212)	(5,212)	(82)	(5,294)	(31,506)

	Nine months ended September 30, 2024
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	income-
	Balance at	income-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2024	Reclassifications	Income	9/30/2024	9/30/2024

Net unrealized holding loss on securities available for sale, net of tax	$(23,899)	7,080	-	7,080	(16,819)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,814)	-	(443)	(443)	(3,257)

Accumulated other comprehensive income (loss), net of tax	$(13,237)	7,080	(443)	6,637	(6,600)

	Nine months ended September 30, 2023
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2023	Reclassifications	Income	9/30/2023	9/30/2023

Net unrealized holding gain on securities available for sale, net of tax	$(32,271)	(4,066)	-	(4,066)	(36,337)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	7,588	-	-	-	7,588
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(2,511)	-	(246)	(246)	(2,757)

Accumulated other comprehensive loss, net of tax	$(27,194)	(4,066)	(246)	(4,312)	(31,506)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$203	115	$608	343	Salaries and employee benefits
Amortization of prior service cost	(4)	(4)	(10)	(10)	Salaries and employee benefits
Income tax benefit	(51)	(29)	(155)	(87)	Income taxes
Net of tax	148	82	443	246

Total reclassifications, net of tax	$148	82	$443	246

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-Interest Income for the three months and nine months ended September 30, 2024 and 2023. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Non-interest income
Service Charges on Deposits
Overdraft fees	$685	$766	$2,002	$2,169
Other	608	515	1,639	1,601
Interchange Income	1,236	1,376	4,121	4,483
Net gains on equity securities (a)	23	-	1,383	-
Wealth management fees	2,044	1,627	5,469	4,813
Other (a)	335	290	811	775

Total non-interest income	$4,931	$4,574	$15,425	$13,841

(a)	Not within the scope of ASC 606.

A description of how the Company’s revenue streams are accounted in accordance with ASC 606 are set forth below:

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2024, the Company did not have any leases with terms of twelve months or less.

As of September 30, 2024 the Company did not have any leases for which any related construction had not yet started. At September 30, 2024 lease expiration dates ranged from seven months to 20 years and have a weighted average remaining lease term of 8.3 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	September 30,
	2024	2023
Operating lease cost	$2,054	$2,045
Variable lease cost	522	527

Total Lease costs	$2,576	$2,572

(dollars in thousands)	Nine months ended
	September 30,
	2024	2023
Operating lease cost	$6,187	$6,132
Variable lease cost	1,716	1,731

Total Lease costs	$7,903	$7,863

(dollars in thousands)	Nine months ended
	September 30,
	2024	2023
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,383	$6,268

Right-of-use assets obtained in exchange for lease obligations:	2,397	1,653

Weighted average remaining lease term	8.3 years	8.6 years
Weighted average discount rate	3.19%	3.05%

Index
Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

(dollars in thousands)
Year ending
December 31,
2024(a)	$2,141
2025	8,373
2026	7,385
2027	6,176
2028	4,988
Thereafter	18,355
Total lease payments	$47,418
Less: Interest	5,949

Present value of lease liabilities	$41,469

(a)	Excluding the nine months ended September 30, 2024.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total lease payments from the Company to those entities, which are included in the table above, owed at September 30, 2024, were $2.4 million, which includes interest of $254 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of both September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2024 and December 31, 2023:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of September 30, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	649,481	10.634%	5.000%	4.000%
Common equity tier 1 capital	649,481	18.546	6.500	7.000
Tier 1 risk-based capital	649,481	18.546	8.000	8.500
Total risk-based capital	693,354	19.799	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2023		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	636,327	10.428%	5.000%	4.000%
Common equity tier 1 capital	636,327	18.280	6.500	7.000
Tier 1 risk-based capital	636,327	18.280	8.000	8.500
Total risk-based capital	679,924	19.532	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of September 30, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	675,067	11.051%	4.000%
Common equity tier 1 capital	675,067	19.272	7.000
Tier 1 risk-based capital	675,067	19.272	8.500
Total risk-based capital	718,952	20.525	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2023		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	657,968	10.780%	4.000%
Common equity Tier 1 capital	657,968	18.896	7.000
Tier 1 risk-based capital	657,968	18.896	8.500
Total risk-based capital	701,577	20.149	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2024 and December 31, 2023 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

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

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of September 30, 2024, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2024 and September 30, 2023 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2024 and September 30, 2023, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 8, 2024

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and nine month periods ended September 30, 2024, with comparisons to the corresponding period in 2023, as applicable.  Unless otherwise indicated, net interest income and interest margin are presented in this discussion on a non-GAAP taxable equivalent basis.  For the periods presented, there is no difference between these measures and GAAP net interest income and GAAP net interest margin. The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 11, 2024 (the “2023 Form 10-K”), should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Following this Management’s Discussion and Analysis are the “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” tables, which give a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2024 and 2023.

Economic Overview
During the third quarter of 2024, financial markets got off to a good start as investors were gauging whether the Federal Reserve might lower interest rates, which it did by 50 basis points in September 2024. For the third quarter of 2024, the S&P 500 Index was up 5.5%, Nasdaq was up 2.6%, and the Dow Jones Industrial Average was up 8.2% compared to the second quarter of 2024.  The 10‑year Treasury bond averaged 3.95% during Q3 2024 compared to 4.45% in Q2 2024, a decrease of 50 basis points.  The 2‑year Treasury bond average rate decreased 79 basis points to 4.04%, which eased the inverted yield curve over the prior quarter.  The spread between the 10‑year and the 2-year Treasury bonds decreased from a -0.38% on average in Q2 2024 to -0.09% in Q3 2024.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer-term rates.  The Federal Open Market Committee (“FOMC”) increased the target range for the Federal Funds rate eleven times in 2022 and 2023, by a total of 525 basis points, to a range of 5.25% to 5.50%, then lowered it in September 2024 by 50 basis points to a range of 4.75% to 5.00%.  All of the increases prior to 2024 were expressly made in response to inflationary pressures.  Spreads of most asset classes to the comparative treasury yield, including agency securities, corporates, municipals and mortgage-backed securities, continue to be down as compared to the levels seen before the pandemic.  Additionally, changes in rates and spreads continue to be affected by global economic concerns.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q3/23	Beg of Q3	5.43	4.87	4.13	3.81	-1.06
	Peak	5.61	5.12	4.67	4.61	-0.44
	Trough	5.44	4.59	3.93	3.75	-1.08
	End of Q3	5.55	5.03	4.60	4.59	-0.44
	Average in Q3	5.54	4.92	4.31	4.15	-0.77

Q4/23	Beg of Q4	5.55	5.03	4.60	4.59	-0.44
	Peak	5.63	5.19	4.95	4.98	-0.13
	Trough	5.40	4.20	3.78	3.79	-0.53
	End of Q4	5.40	4.23	3.84	3.88	-0.35
	Average in Q4	5.52	4.81	4.43	4.45	-0.36

Q1/24	Beg of Q1	5.40	4.23	3.84	3.88	-0.35
	Peak	5.49	4.73	4.36	4.34	-0.14
	Trough	5.42	4.14	3.80	3.87	-0.44
	End of Q1	5.46	4.59	4.21	4.20	-0.39
	Average in Q1	5.45	4.48	4.12	4.16	-0.33

Q2/24	Beg of Q2	5.46	4.59	4.21	4.20	-0.39
	Peak	5.52	5.04	4.72	4.70	-0.24
	Trough	5.41	4.65	4.22	4.20	-0.47
	End of Q2	5.50	4.71	4.32	4.32	-0.39
	Average in Q2	5.47	4.83	4.47	4.45	-0.38

Q3/24	Beg of Q3	5.50	4.71	4.32	4.32	-0.39
	Peak	5.47	4.77	4.44	4.48	0.26
	Trough	4.68	3.49	3.41	3.63	-0.35
	End of Q3	4.73	3.66	3.58	3.81	0.15
	Average in Q3	5.23	4.04	3.80	3.95	-0.09

The United States economy proved to be resilient in 2023 and has also seen improvements as we continue through 2024.  Economic conditions can vary significantly over geographic areas, with strength concentrated in and around major population centers on the coasts and in certain areas where economic activity has been driven by specific regional factors.

Hurricane Helene made landfall along Florida’s “Big Bend” coast in September, 2024 ultimately impacting parts of the Southeastern United States. The impact of Hurricane Helene on TrustCo’s operations was not significant, and is not expected to be significant to our financial condition or results of operations. Hurricane Milton made landfall near Siesta Key, Florida in October 2024, bringing heavy rain, hurricane or tropical storm force winds, storm surge and power outages to portions of central Florida. All of our branches and office locations have re-opened for business, and damage from the storm was negligible. There were no significant impacts to banking operations. We are still in the process of finalizing our assessment of the potential impact of Hurricane Milton on our customers, credit portfolio, and future lending activity, although we do not expect it to have a significant impact.

Index
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

Financial Overview
TrustCo recorded net income of $12.9 million, or $0.68 of diluted earnings per share, for the three months ended September 30, 2024, compared to net income of $14.7 million, or $0.77 of diluted earnings per share, in the same period in 2023.  Return on average assets was 0.84% and 0.96%, respectively, for the three months ended September 30, 2024 and 2023.  Return on average equity was 7.74% and 9.32%, respectively, for the three months ended September 30, 2024 and 2023.

The primary factors accounting for the change in net income for the three months ended September 30, 2024 compared to the same period of the prior year were:

•
A decrease of $3.6 million, or 8.4%, in GAAP net interest income and taxable equivalent net interest income (non-GAAP) compared to the third quarter of 2023, primarily as a result of an increase in interest expense due to the current interest rate environment.

•	An increase of $400 thousand in provision for credit losses for the third quarter of 2024 compared to the third quarter 2023 primarily as a result of loan growth.

•
An increase of $357 thousand in noninterest income for the third quarter of 2024 compared to the third quarter 2023.  The increase was primarily driven by an increase in financial services income due to higher assets balances under management.

•
A decrease of $1.3 million in noninterest expense for the third quarter of 2024 compared to the third quarter 2023 as a result of lower salaries and employee benefits due to a decrease in full time equivalent employees and lower employee benefits, as well as a decrease in other noninterest expense categories.

TrustCo recorded net income of $37.6 million, or $1.97 of diluted earnings per share, for the nine months ended September 30, 2024, compared to net income of $48.8 million, or $2.57 of diluted earnings per share, in the same period in 2023.  Return on average assets was 0.82% and 1.08%, respectively, for the nine months ended September 30, 2024 and 2023.  Return on average equity was 7.68% and 10.57%, respectively, for the nine months ended September 30, 2024 and 2023.

Index
The primary factors accounting for the change in net income for the nine months ended September 30, 2024 compared to the same period of the prior year were:

•
A decrease of $20.2 million, or 15.2%, in GAAP net interest income and taxable equivalent net interest income (non-GAAP) compared to the first nine months of 2023, primarily as a result of an increase in interest expense due to the current interest rate environment.

•	An increase of $1.7 million in provision for credit losses for the first nine months of 2024 compared to the first nine months of 2023 primarily as a result of loan growth.

•
An increase of $1.6 million in noninterest income for the first nine months of 2024 compared to the first nine months of 2023.  The increase was primarily driven by a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock as described below, an increase in financial services income due to higher assets balances under management, partially offset by a decrease in fees for services to customers.

•
A decrease of $4.9 million in noninterest expense for the first nine months of 2024 compared to the first nine months of 2023 primarily as a result of lower salaries and employee benefits due to a decrease in full time equivalent employees and lower employee benefits, as well as a decrease in other noninterest expense.

Visa Exchange Offer
During the second quarter of 2024, Visa Inc. accepted the Company’s tender of its 6,528 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock.  As a result, during the second quarter of 2024, the Company marked it Visa Class C common stock to fair value and recorded an unrealized gain of $1.4 million. The Company then sold them all in the third quarter of 2024 and recorded an additional gain of $23 thousand, thus resulting in no remaining carrying value on the Company’s Statement of Financial Condition.  Once the Company is able to convert the remaining shares of Visa Class B-2 common stock to Visa Class C shares, the Company will mark these shares to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa.  The Company originally obtained the shares in 2008. The carrying value of Visa B-2 shares is nominal as of September 30, 2024.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial markets and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the 2023 Form 10-K is a description of the effect interest rates had on the results for the year 2023 compared to 2022.  Many of the same market factors discussed in the 2023 Annual Report, including instability in the financial services sector and heightened global economic concerns, continued to have a significant impact on results through the third quarter of 2024.  In addition, as the fourth quarter of 2024 progresses, the potential changes in regulatory and economic policy following the U.S. presidential election could give rise to interest rate volatility.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  As discussed above, the FOMC increased the target range for the federal funds rate eleven times in 2022 and 2023 by a total of 525 basis points, to a range of 5.25% to 5.50% by the end of 2023.  In September 2024 the FOMC met and lowered the federal funds rate by 50 basis points, to a range of 4.75% to 5.00% where it remains as of September 30, 2024.

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans and longer term investments.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds sold and other short-term instruments as well as the interest expense on deposits and borrowings.  The Federal Funds sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available for sale portfolio, which are recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive.  Higher market interest rates also generally increase the value of retail deposits.

TrustCo’s principal loan products are residential real estate loans.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield decreased 50 basis points, on average, during the third quarter of 2024 compared to the second quarter of 2024 and decreased 20 basis points as compared to the third quarter of 2023.

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

A fundamental component of TrustCo’s strategy has been to grow customer relationships and the deposits and loans that are part of those relationships.  Management believes that the Company has significant capacity to grow its balance sheet given its extensive branch network and it expects that growth to be profitable.  The current interest rate environment, however, has narrowed the margin on incremental balance sheet expansion.  While the Company has not changed its fundamental long-term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial.

For the third quarter of 2024, the net interest margin was 2.61%, down 24 basis points versus the prior year’s quarter.  The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $28.7 million and the average yield decreased 10 basis points in the third quarter of 2024 compared to the same period in 2023, resulting in less interest income.

•
The average balance of securities available for sale decreased by $80.5 million and the average yield increased 27 basis points to 2.51%.  The increase in the average yield was a result of higher yields on investments purchased during 2023 and 2024 as well as maturities of lower yielding securities over the same period.  The increase in the yield was not enough to offset the decrease in the average balance which resulted in less interest income.

•
The average loan portfolio grew by $127.0 million to $5.05 billion and the average yield increased 23 basis points to 4.12% in the third quarter of 2024 compared to the same period in 2023.  The average yield increased primarily as a result of higher rates on loan originations as a result of the current interest rate environment.

•
The average balance of interest bearing liabilities increased $27.7 million and the average rate paid increased 61 basis points to 1.94% in the third quarter of 2024 compared to the same period in 2023.

During the third quarter of 2024, the Company continued to focus on its strategy to expand the loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

For the nine months ended September 30, 2024, the net interest margin was 2.52%, down 49 basis points versus the prior year.  The nine month results reflect the following significant factors:

Index
•
The average balance of Federal Funds sold and other short-term investments decreased by $50.6 million and the average yield increased 40 basis points for the first nine months of 2024 compared to the same period in 2023.  The increase in the yield was not enough to offset the decrease in the average balance which resulted in less interest income.

•
The average balance of securities available for sale decreased by $62.5 million and the average yield increased 84 basis points to 2.53% for the first nine months of 2024 compared to the same period in 2023.  The increase in the average yield was a result of higher yields on investments purchased during 2023 and 2024 as well as maturities of lower yielding securities over the same period.  The increase in the yield was not enough to offset the decrease in the average balance which resulted in less interest income.

•
The average loan portfolio grew by $185.7 million to $5.03 billion and the average yield increased 24 basis points to 4.05% for the first nine months of 2024 compared to the same period in 2023.  The average yield increased primarily as a result of higher rates on loan originations as a result of the current interest rate environment.

•
The average balance of interest bearing liabilities increased $106.7 million and the average rate paid increased 96 basis points to 1.97% for the first nine months of 2024 compared to the same period in 2023.

The strategy on the funding side of the balance sheet was to offer competitive core deposit products coupled with short term time accounts.  This strategy has sustained TrustCo’s strong liquidity position and continues to allow us to cross sell products to new and existing relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.92 billion in the third quarter of 2023 to $5.94 billion in the same period of 2024 with an average yield of 4.11% in the third quarter of 2024 and 3.88% in the third quarter of 2023.  The mix of assets invested in Federal Funds sold and other short-term investments and securities available for sale decreased while loans increased over the prior year period.   Interest income on average earning assets increased from $57.6 million in the third quarter of 2023 to $61.1 million in the third quarter of 2024, on a tax equivalent basis.  This increase was primarily driven by an increase in interest income on loans due to higher interest rates on loan originations over the last year and variable rate loans repricing upwards, which resulted from the continued increases in the Federal Funds target rate throughout 2023 before it was reduced in September 2024.

Loans
The average balance of loans was $5.05 billion in the third quarter of 2024 and $4.92 billion in the comparable period in 2023, and the yield on loans was up 23 basis points to 4.12%.  Interest income on loans was $52.1 million in the third quarter of 2024 up $4.2 million from the same period in 2023.  The increase in the yield on loans is a result of the higher interest rate environment during the third quarter.

Index
Compared to the third quarter of 2023, the average balance of residential mortgage loans, home equity lines of credit, and commercial loans all increased.  The average balance of residential mortgage loans was $4.38 billion in the third quarter of 2024 compared to $4.33 billion in 2023, an increase of 1.2%.  The average yield on residential mortgage loans increased by 18 basis points to 3.82% in the third quarter of 2024 compared to 2023.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $18.1 million to an average balance of $279.2 million in the third quarter of 2024 compared to the same period in the prior year.  The average yield on this portfolio was up 24 basis points to 5.45% compared to the prior year period, primarily as a result of the continued elevated interest rates on new originations and variable rate loans repricing. The Company has sought to remain selective in underwriting commercial loans in pursuit of a favorable risk/reward balance.

The average yield on home equity credit lines increased 41 basis points to 6.53% during the third quarter of 2024 compared to the year earlier period. The average balances of home equity credit lines increased 18.7% to $380.4 million in the third quarter of 2024 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2024 was $409.3 million compared to $489.8 million for the comparable period in 2023.  The decreasing balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases.  The average yield was 2.51% for the third quarter of 2024 compared to 2.24% for the third quarter of 2023.  The increase in average yield is a result of higher yields on bonds purchased as well as lower yielding bonds maturing since the prior year quarter.    This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive loss, net of tax.

The net unrealized loss in the available for sale securities portfolio was $22.7 million as of September 30, 2024 compared to a net unrealized loss of $32.2 million as of December 31, 2023.  The net unrealized losses in the portfolio is the result of changes in market interest rate levels.

Index
Held to Maturity Securities
The average balance of held to maturity securities was $5.8 million for the third quarter of 2024 compared to $6.9 million in the third quarter of 2023.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.29% for the third quarter of 2024 up from 4.22% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.
The net unrecognized gain in the held to maturity securities portfolio was $9 thousand as of September 30, 2024 compared to a net unrecognized loss of $62 thousand as of December 31, 2023.  The increase in the net unrecognized gain in the portfolio is the result of changes in market interest rate levels.

As of September 30, 2024, this portfolio consisted solely of agency issued residential mortgage-backed securities and collateralized mortgage obligations.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-Term Investments
The average balance of Federal Funds sold and other short‑term investments was $465.9 million for the third quarter of 2024 compared to $494.6 million in the third quarter of 2023.  The yield was 5.27% for the third quarter of 2024 and 5.37% for the comparable period in 2023.  Consequently, interest income from this portfolio decreased $514 thousand from $6.7 million in 2023 to $6.2 million in 2024.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $50.0 million to $4.50 billion for the third quarter of 2024 versus the third quarter in the prior year, and the average rate paid increased from 1.34% for 2023 to 1.96% for 2024.  Total interest expense on these deposits increased from $15.1 million to $22.2 million in the third quarter of 2024 compared to the year earlier period.  From the third quarter of 2023 to the third quarter of 2024, interest bearing checking account average balances were down 4.8%, certificates of deposit average balances were up 25.8%, non-interest demand average balances were down 4.5%, average savings balances decreased 12.5% and money market balances were down 20.1%.  Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

Index
At September 30, 2024, the maturity of total time deposits is as follows:

(dollars in thousands)

Under 1 year	$1,843,170
1 to 2 years	14,060
2 to 3 years	93,539
3 to 4 years	1,127
4 to 5 years	691
Over 5 years	48
$1,952,635

As of September 30, 2024 and December 31, 2023, approximately $1.05 billion and $1.03 billion, respectively, of our deposit portfolio were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Average short-term borrowings for the third quarter were $87.7 million in 2024 compared to $110.0 million in 2023.  The average rate remained the same at 0.88% during this time period.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered deposits may be tested from time to time to ensure operational and market readiness.  As of September 30, 2024 the Company also has borrowing capacity of $930.2 million available with the FHLBNY.  The borrowings capacity is secured by the loans pledged by the Company.  As of September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings with the FHLBNY.

Net Interest Income
Taxable equivalent net interest income decreased by $3.6 million to $38.7 million in the third quarter of 2024 compared to the same period in 2023.  The net interest spread was down 38 basis points to 2.17% in the third quarter of 2024 compared to the same period in 2023. As previously noted, the net interest margin was also down 24 basis points to 2.61% for the third quarter of 2024 compared to the same period in 2023.  The Bank experienced some margin compression as funding shifted from demand deposits and savings to higher rate time deposits during the rising interest rate market. Management notes that margin compression has eased over the last quarter as maturing time deposits have been repriced lower due to the recent rate cut by the FRB.  The Company has seen the erosion of margin stop when comparing the increase of net interest income to the prior quarter and management believes that we have reached the bottom of this rate cycle.  Taxable equivalent net interest income has increased by $883 thousand as compared to the second quarter of 2024, and net interest margin has also increased 8 basis points compared to the second quarter of 2024. The Federal Reserve’s decision regarding whether to further cut or hold rates in the upcoming meetings will have an effect on the Company’s ability to continue to decrease deposit costs which will continue to help margin in future quarters. During the second and third quarters of 2024, the Company has been able to lower the rates offered on our time deposits while continuing to substantially retain that product. This is expected bring down the cost of time deposits in future periods.

Index
Taxable equivalent net interest income decreased by $20.2 million to $113.0 million in the first nine months of 2024 compared to the same period in 2023.  The net interest spread was down 70 basis points to 2.08% in the first nine months of 2024 compared to the same period in 2023.  Net interest margin was down 49 basis points to 2.52% for the first nine months of 2024 compared to the same period in 2023.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of September 30, 2024:

Nonperforming loans and foreclosed real estate: Total NPLs and non-accrual loans were $19.4 million at September 30, 2024 compared to $17.7 million at December 31, 2023. There were no loans at September 30, 2024 and December 31, 2023 that were past due 90 days or more and still accruing interest.  The coverage ratio, or allowance for credit losses on loans to NPLs, was 256.9% at September 30, 2024 compared to 275.0% at December 31, 2023.

At September 30, 2024, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $19.4 million at September 30, 2024, $18.5 million were residential real estate loans, $780 thousand were commercial loans and mortgages and $168 thousand were installment loans, compared to $16.6 million, $850 thousand and $166 thousand, respectively, at December 31, 2023.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net chargeoffs were $104 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2024 compared to net recoveries of $26 thousand for the third quarter of 2023.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its branch franchise area.  At September 30, 2024, 64.5% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.5% were in Florida.  Those figures compare to 65.1% and 34.9%, respectively, at December 31, 2023.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of September 30, 2024, 18.0% were to Florida borrowers, compared to 82.0% to borrowers in New York and surrounding areas.  For the three months ended September 30, 2024, New York and surrounding areas experienced net charge-offs of approximately $180 thousand and Florida experienced net chargeoffs of $42 thousand for the third quarter of 2024.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of September 30, 2024, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications.   There were $882 thousand of commercial mortgages and commercial loans classified as individually evaluated as of September 30, 2024 compared to $957 thousand classified as individually evaluated at December 31, 2023.  There were $24.0 million of individually evaluated residential loans at September 30, 2024 compared to $23.6 million classified as individually evaluated at December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2024 there was $2.5 million of foreclosed real estate compared to $194 thousand at December 31, 2023.

Allowance for credit losses on loans: As of September 30, 2024, the Company utilized the Baseline scenario model of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the baseline scenario, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, the conflicts in the Middle East and Russia-Ukraine and the magnitude of the resulting market disruptions, and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the baseline scenario utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

Index
In the third quarter of 2024, the Company recorded a provision for credit losses of $500 thousand, which is the result of a provision for credit losses on loans of $400 thousand, and provision for credit losses on unfunded commitments of $100 thousand.  The increase in the ACLL during the third quarter of 2024 was primarily a result of loan growth.  The increase in the provision for credit losses on unfunded commitments is a result of a corresponding increase in unfunded loan commitments.  In the third quarter of 2023, the Company recorded a provision for credit losses of $100 thousand, which includes a provision for credit losses on loans of $300 thousand as a result of continued growth in the loan portfolio partially offset by a sustained low level of NPLs and charge-offs, and a benefit for credit losses on unfunded commitments of $200 thousand as a result of a corresponding decrease in unfunded loan commitments.

See Note 5 of the consolidated interim financial statements for additional discussion related the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans is as follows:

(dollars in thousands)	As of September 30, 2024		As of December 31, 2023
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans

Commercial	$3,150	5.19%	$2,519	5.05%
Real estate - construction	277	0.49%	291	0.58%
Real estate mortgage - 1 to 4 family	40,859	86.27%	40,745	87.09%
Home equity lines of credit	5,458	7.76%	4,805	6.94%
Installment Loans	206	0.29%	218	0.34%
	$49,950	100.00%	$48,578	100.00%

At September 30, 2024, the allowance for loan losses was $50.0 million, compared to $47.2 million at September 30, 2023 and $48.6 million at December 31, 2023.  The allowance represents 0.99% of the loan portfolio as of September 30, 2024, 0.97% at December 31, 2023, and 0.95% at September 30, 2023.

During the third quarter of 2024, there were $65 thousand of commercial loan charge-offs, $194 thousand of residential loan charge-offs, and $59 thousand of consumer loan charge-offs, compared to no commercial loan charge-offs, $27 thousand of residential loan charge-offs, and $23 thousand of consumer loan charge-offs in the third quarter of 2023.  During the third quarter of 2024 there were no commercial loan recoveries, $90 thousand of residential mortgage recoveries, and $6 thousand for consumer loan recoveries, compared to no commercial loan recoveries, $53 thousand of residential mortgage recoveries, and $9 thousand for consumer loan recoveries in the third quarter of 2023.

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

Using this model, the fair value of capital projections as of September 30, 2024 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2024.

The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase or decrease by 100 bp, 200 bp, 300 bp and 400 bp.

As of September 30, 2024	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	20.10%
+300 BP	20.40
+200 BP	20.70
+100 BP	22.30
Current rates	22.80
-100 BP	22.20
-200 BP	20.70
-300 BP	18.50
-400 BP	14.40

Index
Noninterest Income
Total noninterest income for the third quarter of 2024 was $4.9 million compared to $4.6 million in the third quarter of 2023.  Financial Services income was up $417 thousand to $2.0 million in the third quarter of 2024 as compared to the year-ago period, primarily as a result of higher market values of assets under management.  The fair value of assets under management was $1.2 billion at September 30, 2024, $967 million as of December 31, 2023, and $902 million at September 30, 2023.  Fees for services to customers were down $108 thousand over the same period in the prior year, primarily as a result of less interchange income.

For the nine months ended September 30, 2024 total noninterest income was $15.4 million, up $1.6 million compared to the prior year period.  The increase is primarily the result of a gain of $1.4 million recorded on the Visa Class C Common stock exchange as previously discussed, and an increase in financial services income due to higher market values of assets under management, partially offset by a decrease in fees for services to customers driven by less interchange income.

Noninterest Expenses
Total noninterest expenses were $26.2 million for the three months ended September 30, 2024, compared to $27.5 million for the three months ended September 30, 2023.  Significant changes included a $259 thousand decrease in salaries and employee benefits, a $166 thousand decrease in equipment expense, a $169 thousand decrease in outsourced services, a $247 decrease in advertising expense, and a $553 thousand decrease in other expense, partially offset by a $146 thousand increase in professional service. Full time equivalent headcount was 764 as of September 30, 2023, 750 as of December 31, 2023, and 735 as of September 30, 2024.  Changes in headcount represent normal fluctuations.

Total noninterest expenses were $77.6 million for the nine months ended September 30, 2024, compared to $82.5 million for the nine months ended September 30, 2023.  Significant changes included an decrease of $2.7 million in salaries and employee benefits primarily as a result of fewer employees and lower employee benefits.  Other significant changes were a decrease in equipment expense of $273 thousand, a decrease in advertising expense of $281 thousand, a decrease in other expense of $1.7 million, a decrease in FDIC and other insurance of $212 thousand, and a decrease in other real estate expense, net, of $242 thousand partially offset by an increase in professional services of $209 thousand and an increase in outsourced services of $300 thousand.

Income Taxes
In the third quarter of 2024, TrustCo recognized income tax expense of $4.0 million compared to $4.6 million for the third quarter of 2023.  The effective tax rates were 23.8% and 23.7% for the third quarters of 2024 and 2023, respectively.  For the first nine months, income taxes were $11.7 million and $15.9 million in 2024 and 2023, respectively. The effective tax rate was 23.8% and 24.6% for 2024 and 2023, respectively.

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

Total shareholders’ equity at September 30, 2024 was $669.0 million compared to $645.3 million at December 31, 2023. TrustCo declared a dividend of $0.36 per share in the third quarter of 2024.  This results in a dividend payout ratio of 53.16% based on third quarter 2024 earnings of $12.9 million.

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

Index
The Bank and the Company reported the following capital ratios as of September 30, 2024 and December 31, 2023:

(Bank Only)			Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of September 30, 2024
(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	649,481	10.634%	5.000%	4.000%
Common equity tier 1 capital	649,481	18.546	6.500	7.000
Tier 1 risk-based capital	649,481	18.546	8.000	8.500
Total risk-based capital	693,354	19.799	10.000	10.500

(dollars in thousands)	As of December 31, 2023		Well	Minimum for Capital Adequacy plus Capital Conservation
	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	636,327	10.428%	5.000%	4.000%
Common equity tier 1 capital	636,327	18.280	6.500	7.000
Tier 1 risk-based capital	636,327	18.280	8.000	8.500
Total risk-based capital	679,924	19.532	10.000	10.500

(Consolidated)

			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of September 30, 2024
(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	675,067	11.051%	4.000%
Common equity tier 1 capital	675,067	19.272	7.000
Tier 1 risk-based capital	675,067	19.272	8.500
Total risk-based capital	718,952	20.525	10.500

			Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

	As of December 31, 2023
(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	657,968	10.780%	4.000%
Common equity Tier 1 capital	657,968	18.896	7.000
Tier 1 risk-based capital	657,968	18.896	8.500
Total risk-based capital	701,577	20.149	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2024 and December 31, 2023 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at September 30, 2024, the consolidated equity to total assets ratio was 10.95%, compared to 10.46% at December 31, 2023 and 10.31% at September 30, 2023.

As of September 30, 2024, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 7%, 8.5%, 10.5% and 5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  At September 30, 2024 and 2023, Trustco Bank met the definition of “well capitalized.”

Index
As noted, the Company’s dividend payout ratio was 53.16% of net income for the third quarter of 2024 and 46.65% of net income for the third quarter of 2023. The per-share dividend paid in the third quarter of 2024 and 2023 was $0.36 for both years.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (“DRP”) with approximately 6,416 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Share Repurchase Program
On March 29, 2024 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  During the nine months ended September 30, 2024, the Company repurchased a total of 14,000 shares at an average price per share of $26.68 for a total of $374,000 under its Board authorized share repurchase program.  There were no share repurchases during the third quarter of 2024.

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

During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2023 Form 10-K other than what is set forth immediately below.

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
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $32.3 million in 2024 and $33.1 million in 2023.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended September 30, 2024			Three months ended September 30, 2023

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$95,073	$718	3.02%	$119,406	$672	2.25%	$46	$(669)	$715
Mortgage backed securities and collateralized mortgage obligations-residential	241,792	1,397	2.29%	269,535	1,485	2.19%	(88)	(428)	340
State and political subdivisions	26	-	6.75%	34	-	6.74%	-	-	-
Corporate bonds	55,041	361	2.63%	80,331	473	2.36%	(112)	(402)	290
Small Business Administration-guaranteed participation securities	16,663	90	2.15%	19,801	107	2.15%	(17)	(17)	-
Other	701	2	1.14%	686	2	1.17%	-	-	-

Total securities available for sale	409,296	2,568	2.51%	489,793	2,739	2.24%	(171)	(1,516)	1,345

Federal funds sold and other short-term Investments	465,922	6,174	5.27%	494,597	6,688	5.37%	(514)	615	(1,129)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	5,779	62	4.29%	6,877	73	4.22%	(11)	(19)	8

Total held to maturity securities	5,779	62	4.29%	6,877	73	4.22%	(11)	(19)	8

Federal Reserve Bank and Federal Home Loan Bank stock	6,507	153	9.41%	6,203	131	8.45%	22	7	15

Commercial loans	279,199	3,807	5.45%	261,061	3,398	5.21%	409	243	166
Residential mortgage loans	4,375,641	41,811	3.82%	4,325,219	39,321	3.64%	2,490	463	2,027
Home equity lines of credit	380,422	6,245	6.53%	320,446	4,946	6.12%	1,299	958	341
Installment loans	14,443	249	6.87%	15,959	256	6.37%	(7)	(92)	85

Loans, net of unearned income	5,049,705	52,112	4.12%	4,922,685	47,921	3.89%	4,191	1,572	2,619

Total interest earning assets	5,937,209	61,069	4.11%	5,920,155	57,552	3.88%	3,517	659	2,858

Allowance for credit losses on loans	(49,973)			(47,077)
Cash & non-interest earning assets	187,166			172,523

Total assets	$6,074,402			$6,045,601

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	1,000,333	311	0.12%	$1,050,313	$102	0.04%	209	(33)	242
Money market accounts	499,408	2,154	1.72%	625,031	2,384	1.51%	(230)	(1,659)	1,429
Savings	1,122,673	770	0.27%	1,282,641	639	0.20%	131	(443)	574
Time deposits	1,880,021	18,969	4.01%	1,494,402	11,962	3.18%	7,007	3,463	3,544

Total interest bearing deposits	4,502,435	22,204	1.96%	4,452,387	15,087	1.34%	7,117	1,328	5,789
Short-term borrowings	87,677	194	0.88%	110,018	244	0.88%	(50)	(51)	1

Total interest bearing liabilities	4,590,112	22,398	1.94%	4,562,405	15,331	1.33%	7,067	1,277	5,790

Demand deposits	742,164			776,885
Other liabilities	80,502			81,411
Shareholders’ equity	661,624			$624,900

Total liabilities and shareholders’ equity	$6,074,402			6,045,601

Net interest income, tax equivalent		38,671			42,221		$(3,550)	$(618)	$(2,932)

Net interest spread			2.17%			2.55%

Net interest margin (net interest income to total interest earning assets)			2.61%			2.85%

Tax equivalent adjustment		-			-

Net interest income		$38,671			$42,221

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $28.2 million in 2024 and $30.9 million in 2023.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Nine months ended September 30, 2024			Nine months ended September 30, 2023

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$111,570	$2,533	3.03%	$120,243	$2,055	2.28%	$478	$(238)	$716
Mortgage backed securities and collateralized mortgage obligations-residential	250,343	4,342	2.31%	278,252	4,613	2.21%	(271)	(575)	304
State and political subdivisions	26	1	6.80%	34	1	6.74%	-	-	-
Corporate bonds	61,221	1,199	2.61%	83,732	1,510	2.41%	(311)	(498)	187
Small Business Administration-guaranteed participation securities	17,438	284	2.17%	20,876	335	2.14%	(51)	(59)	8
Other	697	7	1.34%	686	7	1.02%	-	-	-

Total securities available for sale	441,295	8,366	2.53%	503,823	8,521	1.69%	(155)	(1,370)	1,215

Federal funds sold and other short-term Investments	489,934	19,818	5.40%	540,570	20,213	5.00%	(395)	(2,556)	2,161

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	6,053	195	4.29%	7,205	226	4.18%	(31)	(40)	9

Total held to maturity securities	6,053	195	4.29%	7,205	226	4.18%	(31)	(40)	9

Federal Reserve Bank and Federal Home Loan Bank stock	6,350	452	9.49%	5,957	351	5.89%	101	10	91

Commercial loans	278,981	11,232	5.37%	249,738	9,716	5.19%	1,516	1,169	347
Residential mortgage loans	4,364,821	123,046	3.76%	4,269,494	114,227	3.57%	8,819	2,596	6,223
Home equity lines of credit	365,932	17,522	6.40%	305,075	13,598	5.96%	3,924	2,869	1,055
Installment loans	15,319	776	6.76%	15,015	714	6.35%	62	15	47

Loans, net of unearned income	5,025,053	152,576	4.05%	4,839,322	138,255	3.81%	14,321	6,649	7,672

Total interest earning assets	5,968,685	181,407	4.05%	5,896,877	167,566	3.79%	13,841	2,693	11,148

Allowance for credit losses on loans	(49,419)			(46,812)
Cash & non-interest earning assets	187,963			173,521

Total assets	$6,107,229			$6,023,586

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$999,839	839	0.11%	$1,088,859	217	0.03%	622	(31)	653
Money market accounts	522,636	6,724	1.72%	613,119	4,954	1.08%	1,770	(1,211)	2,981
Savings	1,142,313	2,157	0.25%	1,363,052	1,824	0.18%	333	(472)	805
Time deposits	1,881,027	58,046	4.12%	1,343,762	26,525	2.64%	31,521	13,104	18,417

Total interest bearing deposits	4,545,815	67,766	1.99%	4,408,792	33,520	1.02%	34,246	11,390	22,856
Short-term borrowings	91,551	604	0.88%	121,911	808	0.89%	(204)	(200)	(4)

Total interest bearing liabilities	4,637,366	68,370	1.97%	4,530,703	34,328	1.01%	34,042	11,190	22,852

Demand deposits	734,604			793,890
Other liabilities	82,233			81,771
Shareholders’ equity	653,026			617,224

Total liabilities and shareholders’ equity	$6,107,229			$6,023,588

Net interest income, tax equivalent		113,037			133,238		$(20,201)	$(8,497)	$(11,704)

Net interest spread			2.08%			2.78%

Net interest margin (net interest income to total interest earning assets)			2.52%			3.01%

Tax equivalent adjustment		-			-

Net interest income		$113,037			$133,238

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the Annual Report to Shareholders as of December 31, 2023, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and nine-month periods ended September 30, 2024 and 2023, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short-term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the third quarter of 2024, the Company had an average balance of Federal Funds sold and other short-term investments of $465.9 million compared to $494.6 million in the third quarter of 2023.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.”  As noted, additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.  The FOMC increased the target range for the Federal Funds rate eleven times in 2022 and 2023, by a total of 525 basis points, to a range of 5.25% to 5.50%, then lowered it in September 2024 by 50 basis points to a range of 4.75% to 5.00%.  In its August 2024 “Beige Book”, the FRB noted that economic activity grew slightly in three districts, while the number of districts that reported flat or declining activity rose from five in the prior period to nine in the current period. Regional small-to-medium-sized banks in second district (where the Company’s New York branches are located) reported no change in loan demand, though demand for refinancing picked up from low levels. Economic activity in the sixth district (where the Company’s Florida branches are located) declined slightly since the prior report, and loan volumes grew slowly in the sixth district.

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

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended September 30, 2024:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2024 through July 31, 2024	-	$-	-	186,000
August 1, 2024 through August 31, 2024	-	-	-	186,000
September 1, 2024 through September 30, 2024	-	-	-	186,000
Total	-	$-	-	186,000
(1)
On March 29, 2024 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  The share repurchase program will expire on March 27, 2025.  There were no repurchases during the three months ended September 30, 2024.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 8, 2024