Form 10-K
period 2024-12-31
TRUSTCO BANK CORP N Y
filed 2025-03-14
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________

Commission file number 000-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (518) 377-3311

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $1.00 par value	TRST	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2024, the last business day of the Company’s second quarter, was $529.8 million (based upon the closing price of $28.77 on June 28, 2024 as reported on the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 7, 2025 was 19,019,749.

Documents Incorporated by Reference

Documents Incorporated by Reference: Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2024 are incorporated by reference into Parts I and II of this report, and portions of the registrant’s Proxy Statement filed for its 2025 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end are incorporated into Part III of this report to the extent described herein.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and in future filings by TrustCo with the Securities and Exchange Commission (“SEC”), in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words such as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The risk factors listed in Item 1A, Risk Factors of this 2024 Form 10-K and TrustCo’s Annual Report to Shareholders for the year ended December 31, 2024 Annual Report to Shareholders, which is included as Exhibit 13 hereto, and in TrustCo’s other filings with the SEC, among others, in some cases have affected and, in the future, could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement. Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be heightened by volatility in financial markets and macroeconomic or geopolitical concerns related to continued elevated interest rates, global political hostilities (including China-Taiwan and U.S.-China relations), global military conflicts (including the conflicts in the Ukraine and the Middle East), and U.S. and foreign tariff policies.

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

Through policy and practice, TrustCo continues to emphasize that it is an equal opportunity employer. There were 737 full-time equivalent employees of TrustCo at year-end. TrustCo had 6,961 shareholders of record as of December 31, 2024 and the closing price of the TrustCo common stock on December 31 (the last trading day of 2024) was $33.31.

Index
Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals and business.

The Bank provides a wide range of both personal and business banking services, including a full array of deposit products for both individuals and businesses.  Trustco Bank also offers trust and investment services through its Financial Services Department.  The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2024 consolidated net income and average assets.  The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2024 and 2023.

Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $1.15 billion as of December 31, 2024.

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

Our Market Area

At year-end 2024, the Bank operated 154 automatic teller machines and 136 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington, and Westchester counties of New York, Brevard, Charlotte, Flagler, Hillsborough, Indian River, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida, Bennington County in Vermont, Berkshire County in Massachusetts and Bergen County in New Jersey.  The largest part of such business consists of accepting deposits and making loans and investments.  Trustco Bank also lends in Essex and Fulton counties of New York, Essex, Hudson, Morris, and Passaic counties of New Jersey, Collier, Lee, Marion, Pasco, Pinellas, St. Johns, St. Lucie, and Sumter counties of Florida, where it has no branch locations.  The Bank’s locations are selected to be easily accessible and provide convenient services to businesses and individuals throughout our market area.

Our market area has a high level of retail and commercial business activity. Businesses are concentrated in the service sector and retail trade areas. Major employers in our market area include certain medical centers, municipalities, and school districts.

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

Index
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

Lending Activities

One of our core goals is to support the communities in which we operate. We seek loans from within our primary market area, which generally is defined as the counties in which our banking offices are located. Approval of all loans is subject to our policies and standards described in more detail below.  We have adopted comprehensive lending policies, underwriting standards and loan review procedures. Management and our Board of Directors reviews and approves these policies and procedures on a regular basis.  Management has also implemented reporting systems designed to monitor loan originations, loan quality, concentrations of credit, loan delinquencies, nonperforming loans, and potential problem loans. Our management and various committees periodically review our lines of business to monitor asset quality trends and the appropriateness of credit policies. In addition, we establish total borrower exposure limits and monitor concentration risk. As part of this process, the overall composition of the portfolio is reviewed to gauge diversification of risk, client concentrations, industry group, loan type, geographic area, or other relevant classifications of loans. Specific segments of the portfolio are monitored and reported to our Board on a quarterly basis. We recognize that exceptions to the below-listed policy guidelines may occur and have established procedures for approving exceptions to these policy guidelines.

Residential Real Estate Loans

We originate 1-4 family, owner-occupied residential real estate loans. Historically, vast majority of residential loan originations are fixed-rate loans which are held in portfolio. Residential real estate loans also include home equity lines of credit, or HELOCs, and home equity loans. Our home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest-only draw period followed by a repayment period.

Commercial Loans

Commercial loans are primarily made based on identified cash flows of the borrower with consideration given to underlying collateral and personal or other guarantees. Our policy sets forth guidelines for debt service coverage ratios, loan-to-value (“LTV”) ratios and documentation standards. Specifically, we have established debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. The majority of our commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory.

Commercial Real Estate Loans

Commercial real estate loans are primarily made based on identified cash flows of the borrower with consideration given to underlying real estate collateral and personal guarantees. We have adopted guidelines for debt service coverage ratios, LTV ratios and documentation standards for commercial real estate loans. Specifically, our policy establishes a maximum LTV specific to property type and minimum debt service coverage ratio limits that require a borrower’s cash flow to be sufficient to cover principal and interest payments on all new and existing debt. Commercial real estate loans may be fixed or variable-rate loans with interest rates tied to indexes. Generally, we require appraisals for loans that are secured by real property.

Index
Consumer Loans

Our consumer loan portfolio includes personal installment loans, automobile financing, and overdraft lines of credit. The majority of our consumer loans are short-term and have fixed rates of interest that are priced based on current market interest rates and the financial strength of the borrower.

Investment Activities

The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. The Board reviews and approves our investment policy annually. Authority to make investments under the approved investment policy guidelines is delegated to our selected senior management. Investment activity is summarized and reported to the Board. We classify the majority of our securities as available-for-sale. The breakdown of investment portfolio is described in detail in the 2024 Annual Report to Shareholders for the year ended December 31, 2024.

Sources of Funds

General.  Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts.  Deposits are attracted from within our market area by the sales efforts of our branch network, commercial loan officers, advertising and through our website. We offer a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), savings accounts and term certificates of deposit. We also offer a variety of deposit accounts designed for businesses operating in our market area. Our business banking deposit products include a commercial checking account, sweep accounts, money market accounts and checking accounts specifically designed for businesses. We also offer remote deposit capture products for customers to meet their online banking needs.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates and to periodically offer special rates in order to attract deposits of a specific type or term.

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

It is anticipated that the Trump administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to community banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact the Trump administration may have on the banking industry or our operations.

Index
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

See Note 14 to the consolidated financial statements contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2024 for information concerning the Bank’s regulatory capital requirements.

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

At December 31, 2024, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 10.62%, CET1 capital ratio (CET1 capital to risk-weighted assets) of a 18.54%, Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.54%, and a total capital ratio (total capital to risk-weighted assets) of 19.80%.  Also at December 31, 2024, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 11.05%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 19.30%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 19.30% and a total capital ratio (total capital to risk-weighted assets) of 20.56%.

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

Index
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

At December 31, 2024 and 2023, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and Federal Reserve Board regulations.  As of December 31, 2024, the most recent notification from the OCC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

Economic Growth, Regulatory Relief and Consumer Protection Act. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act"), was enacted to modify or remove certain financial reform rules and regulations.  The Regulatory Relief Act amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes resulted in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

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

Index
The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions. In September 2020, the FDIC announced that the ratio declined to 1.30% due largely to consequences of the COVID-19 pandemic and adopted a plan to restore the fund to the 1.35% ratio (the “Restoration Plan”) within eight years but did not change its assessment rate schedule.  The Restoration Plan requires the FDIC to update its analysis and projections for the fund balance and reserve ratio at least semiannually and, if necessary, recommend any modifications, such as increasing assessment rates. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023).

FDIC deposit insurance expense totaled $2.6 million in 2024, $2.9 million in 2023 and $1.8 million in 2022. FDIC deposit insurance expense includes deposit insurance assessments and, until 2019, Financing Corporation (“FICO”) assessments related to outstanding bonds issued by FICO in the late 1980s to recapitalize the now defunct Federal Savings & Loan Insurance Corporation. The final FICO assessment was collected in 2019.  Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations of Trustco Bank, and the Bank cannot predict what insurance assessment rates will be in the future.

On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets, in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. Under the rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion of uninsured deposits. The total amount of the special assessment is to be paid in ten equal quarterly installments that began with the invoice for the first quarter of 2024 (received in June 2024) and ends with the invoice for the second quarter of 2026. Because the Bank's uninsured deposits at the measurement date were below $5 billion, the Company will not be subject to this special assessment.

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

Pause on Major Federal Reserve Board Rulemakings

The Federal Reserve Board’s Vice Chair of Supervision, Michael Barr, stepped down from the position, effective February 28, 2025. The Federal Reserve Board stated that it will not issue any major rulemakings from the time of the announcement until a new vice chair for supervision is confirmed by the U.S. Senate.

Other Regulation

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2024 totaled approximately 657 thousand.

Index
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess an institution’s performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OCC assigns CRA ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties. In December 2021, the OCC issued a final rule rescinding its June 2020 Community Reinvestment Act Rule and replacing it with the rules that were jointly adopted by the federal bank regulatory agencies. This action is intended to facilitate the ongoing interagency work to modernize the CRA regulatory framework and promote consistency for all insured depository institutions. The final rule became effective on January 1, 2022. On October 24, 2023, the federal banking agencies, including the OCC, issued a final rule designed to strengthen and modernize the regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry, including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Under the revised framework, banks with assets of at least $2 billion are considered large banks and will have their retail lending, retail services and products, community development financing, and community development services subject to periodic evaluation. Depending on a large bank's geographic concentrations of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. The rule became effective on April 24, 2024. Most provisions of the final rule are expected to apply beginning January 1, 2026, and the remaining provisions are expected to apply beginning January 1, 2027. In March of 2024, a preliminary injunction was granted that provides a day-for-day extension for each day the injunction remains in place. The court's decision granting a preliminary injunction is on appeal to the U.S. Court of Appeals for the Fifth Circuit. Uncertainty consequently remains around the actual implementation date, as well as around which elements of the final rule may be implemented. The Company continues to monitor the outcome of this rule.

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

Index
In February 2025, President Trump took significant actions affecting the CFPB. He dismissed Director Rohit Chopra and appointed Treasury Secretary Scott Bessent as Acting Director. Subsequently, the Office of Management and Budget Director, Russell Vought, was named Acting Director, during which time the CFPB’s operations were halted, its headquarters closed, and its employees instructed to cease work. These moves have been met with legal challenges and public debate regarding the future of the agency.

Unclaimed Property Laws. Unclaimed property (escheatment) laws vary by state but generally require holders of customer property (including money) to turn over such property to the applicable state after holding the property for the statutorily prescribed period of time. These laws are not uniform and impose varying requirements on entities, like the Bank, which may hold funds that are required to be escheated to the applicable states.

Volcker Rule. The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit certain banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the “Volcker Rule,” and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion.  As of December 31, 2024, the Company’s total assets on a consolidated basis did not exceed $10 billion.

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

Bank Secrecy Act/Anti-Money Laundering and Customer Identification. Anti-money laundering (“AML”) and financial transparency laws and regulations, including the Bank Secrecy Act, impose strict standards for gathering and verifying customer information in order to ensure funds or other assets are not being placed in U.S. financial institutions to facilitate terrorist financing and laundering of funds. Applicable laws require financial institutions to have AML programs in place and require the federal banking agencies to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications. In addition, failure to comply with these requirements could lead to significant fines and penalties or the imposition of corrective orders. In July 2024, the federal banking agencies, including the FRB and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network’s (“FinCEN”) published national AML/CFT priorities.

Guidance for Third-Party Relationships. On June 9, 2023, the OCC, Federal Reserve, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the OCC’s previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency’s existing guidance on this topic (including the OCC's 2020 Frequently Asked Questions on Third-Party Relationships) and is directed to all banking organizations supervised by the OCC, Federal Reserve, and FDIC. Additionally, third party relationship risk management and banking as a service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators in 2024 and further rulemaking activity or guidance may be forthcoming.

Index
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

In addition, federal banking agencies, through the Federal Financial Institutions Examination Council, have adopted guidelines to encourage financial institutions to address cybersecurity risks and identify, assess and mitigate these risks, both internally and at critical third-party service providers. For example, federal banking regulators have highlighted that financial institutions should establish several lines of defense and design their risk management processes to address the risk posed by compromised customer credentials. Further, financial institutions are expected to maintain sufficient business continuity planning processes designed to facilitate a recovery, resumption and maintenance of the institution’s operations after a cyber-attack.

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

Further, on July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents on Form 8-K and detailed information regarding their cybersecurity risk management and governance on an annual basis on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. The Form 8-K must describe the incident’s material impact or reasonably likely material impact on the company, including its financial condition and results of operations. If any required information about the incident or its impact is not yet determined or is unavailable at the required time of the filing, the company must include a statement to this effect in the Form 8- K and file an amendment to the Form 8-K when that information becomes available. A company must make its materiality determination after it has discovered a cybersecurity incident “without unreasonable delay.” In addition to incident reporting, the rules will require companies to describe their cybersecurity processes and governance.

Personal Data Financial Rights. On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act, which gives individuals the right to obtain data regarding consumer financial products and services they have obtained. The final rule requires certain entities, including TrustCo and Trustco Bank, to comply with an established framework to govern consumer access to electronic financial data. Compliance with the rule will be phased in over several years with TrustCo required to be in compliance by April 1, 2028. Following the issuance of this rule, two trade associations and a national bank headquartered in Kentucky filed a lawsuit challenging the rule in the United States District Court for the Eastern District of Kentucky. In this lawsuit, the plaintiffs alleged that the CFPB exceeded its statutory authority in adopting the rule. In February 2025, the court granted a joint motion to temporarily stay the litigation proceedings and tolled the compliance deadlines under Section 1033 of the Dodd-Frank Act by 30 days. TrustCo is monitoring developments in this case.

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

Index
Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The FHLBs also provide access to a line of credit and letters of credit in accordance with policies and procedures established by the Board of Directors of FHLB. The loans, lines of credit and letters of credit are subject to the oversight of the Federal Housing Finance Agency. At December 31, 2024, the Bank had no FHLB advances and an available borrowing capacity with the FHLB which approximates the balance of securities and/or loans pledged against such borrowings.  The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2024 and 2023, the Bank owned $6.5 million and $6.2 million, respectively, in FHLB of New York stock, which was in compliance with its obligations.

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

Late in the preceding presidential administration, the standards by which bank and financial institution acquisitions would be evaluated were undergoing review and change by the OCC, FDIC and DOJ, but not by the Federal Reserve. These reviews and changes were incorporated into non-binding guidance. The DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to its 2023 Merger Guidelines. The DOJ clarified that it will assess competition considerations in connection with bank and BHC mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches. In March 2025, the FDIC proposed rescinding its 2024 Statement of Policy on Bank Merger Transactions and indicated that it will conduct a broader review of its bank merger process.  Whether and how the guidance might be further changed or interpreted by the new presidential administration is uncertain.

Cannabis Banking. The Marijuana Regulation and Taxation Act was signed into law in New York on March 31, 2021, legalizing the possession and sale of recreational marijuana in New York State for adults aged 21 or older and the state has issued adult-use cannabis cultivation, processing and retail dispensary licenses. We have implemented a program to provide financial products and services to legal cannabis-related businesses and partner with other financial institutions who provide such services.

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws, as marijuana remains illegal at the federal level. In January 2018, the U.S. DOJ rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but in the future may result in increased enforcement actions against the regulated cannabis industry generally. The former United States Attorney General previously indicated that the DOJ, under his leadership, would not pursue cases against parties who comply with the laws in states which have legalized and are effectively regulating marijuana. However, enforcement policies and practices may be more restrictive under the current presidential administration. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we operate will not choose to strictly enforce the federal laws governing cannabis. In the future, enforcement actions may be taken against cannabis-related businesses or financial services providers that are viewed as aiding and abetting such activities.

Index
Finally, FinCEN published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. These guidelines clarify how financial institutions can provide services to marijuana-related businesses “in a manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking.

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

The Board maintains a Compensation Committee made up of independent directors which exercises full oversight over the Company’s executive compensation program. The Compensation Committee annually reviews a comprehensive risk assessment which addresses all aspects of the program and the controls that exist to mitigate any associated risk. Detailed disclosure of our compensation practices is set forth in the annual Proxy Statement.

In addition, on October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directs national securities exchanges and associations, including Nasdaq, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved the Nasdaq proposed clawback listing standards, including the amendments that delay the effective date of the rules to October 2, 2023. The Board approved the adoption of an Executive Compensation Clawback Policy in October 2023 pursuant to the Nasdaq listing standards and SEC rules. A copy of the Company’s clawback policy is included as an exhibit to this 2024 Form 10-K.

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

Index
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

Furthermore, climate change and the risks it may pose to financial institutions is an area of increased focus by the federal and state legislative bodies and regulators, including the federal banking agencies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the federal banking agencies or other regulatory agencies, or new statutory requirements may be adopted. For example, the federal banking agencies have issued principles for climate-related financial risk management, which are designed to support the identification and management of climate-related financial risks at regulated institutions with more than $100 billion in total consolidated assets. As the Bank has less than $10 billion in total assets as of December 31, 2024, these principles do not apply to the Company. In March 2024, the SEC adopted final rules for "The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which would have required issuers to provide climate-related disclosures. In April 2024, the SEC stayed the effectiveness of the final rules pending the outcome of certain legal challenges. In addition, many states have adopted, or are considering, laws that address climate and social issues. If the states in which we do business adopt such laws, it may increase our compliance costs. Such laws may also include provisions that conflict with other state and federal regulations or limit our ability to conduct business in certain jurisdictions.

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

Human Capital Resources

Our Human Capital Strategic Plan guides us on our journey to foster a work environment that promotes the exchange of different ideas, philosophies, and perspectives.

Headcount

As of December 31, 2024, we had 791 employees (which collectively amount to 737 full-time equivalents), all based in the United States, with 551 employees (69.5%) at bank branches, 220 (28%) located in corporate offices and 20 (2.5%) in call centers.

Hiring & Promotion Practices

At TrustCo and Trustco Bank we are continuously educating our hiring managers about recruitment and selection processes, and we strive to build our workforce from within when possible. All employees are eligible to apply for open department and branch positions following their introductory period, and during 2024, 153 (roughly 19%) of our employees were promoted within the Bank. If the best candidate for an available position is not identified from within our existing talent pool, we will look externally for the best talent, and our recruitment strategy focuses on searching for candidates directly through our participation in job fairs and social media advertising, and through our professional networks and other associations that represent diverse groups. Additionally, we have an active recruitment incentive program which awards existing employees for referring new employees to the Bank, which in turn helps us diversify our workforce.

Index
Talent Development

We believe in investing for the future which includes the future of our workforce, and we actively encourage and support the growth of our employees throughout their educational and career development, ensuring employees are given opportunities to develop and refine their skills to be successful within the Bank’s competitive environment. We aim to accomplish this through a multitude of training and development programs, which include opportunities to engage in interdepartmental experiential learning, voluntary training seminars, ongoing training through our Cornerstone platform (a learning management system), tuition reimbursement program, BSA-AML certificate program with SUNY Schenectady County Community College and certification reimbursement for certain levels of employment. The Company conducts a comprehensive new employee orientation for all new hires. All employees are required to complete a minimum number of hours of Compliance, BSA/Anti-Money Laundering, Enterprise Risk, Information Security/Cyber Security and technical training annually via the Cornerstone Platform. Employees are also periodically assigned Professional Skills training via Cornerstone.  Members of the Board of Directors receive regular training on an array of timely and relevant regulatory and governance topics.   Currently, we have 40 (5.0%) employees who hold professional certificates and/or licenses. Additionally, our employees participated in over 25,000 hours of training, which included a recently expanded and enhanced Leadership Program.

Employee Feedback

Through our training and mentoring programs, we actively encourage employee feedback. Following each training session, employees complete evaluations designed to provide constructive feedback on their trainer’s knowledge, the overall training structure, and the employee’s confidence in their ability to be successful in their new role. We are also gathering data on an ongoing basis which focuses on the tenure of current staff. We’ve consistently maintained or improved our average tenure over the past four years, with an average tenure of approximately 5 years currently.  Furthermore, the Human Resources Department conducts stay and exit interviews, which capture feedback from high turnover positions. These interviews are used to improve processes and procedures and inform future policy.

Non-discrimination

We recognize that everyone deserves the protection of longstanding federal civil-rights laws that protect individuals from discrimination based on race, color, religion, sex, or national origin and our  training, recruiting and recognition practices support and advance these goals.

Employee Compensation and Benefits

Our human capital strategy objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. We strive to attract and retain the most talented employees by offering compensation and benefit structures that support their health, financial and emotional well-being, which includes competitive base salaries, annual bonuses, generous paid time off balances and Holiday Pay, an Employee Stock Purchase Club Program, life insurance, a 401(k) plan, the Trustco Bank Scholarship Program, a Tuition Reimbursement Program, an Employee Assistance Program for mental and emotional support and various Company-organized wellness competitions.

Employee Recruitment and Retention

Payment of Equity Awards to More Employees:  Since 2019, TrustCo has made equity awards deeper into the corporate organization to recognize and provide additional incentive compensation to individuals who consistently made an exceptional contribution to the bank by originating more mortgage loans and greater deposits.  That practice has since been expanded to include Assistant Vice Presidents and other departmental team members who play key roles in the day-to-day activities that are essential to the bank’s overall success.  These two actions have been highly successful.  In a time when employee attrition is prevalent and presents significant challenges for companies throughout the country, Trustco Bank has retained 85% of the employees receiving officer equity awards.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Index
Disclosure Pursuant to Subpart 1400 of Regulation S-K

The financial disclosures related to the Company as required under Subpart 1400 of Regulation S-K are incorporated herein by reference from TrustCo’s Annual Report to Shareholders for the year ended December 31, 2024 (the “Annual Report to Shareholders”), which is attached as Exhibit 13 hereto and incorporated herein by reference. See the cross-references below to locate such disclosures in the Annual Report to Shareholders.

Disclosure			Page Number in Annual Report to Shareholders

I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	20
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	20
	C.	Rate/volume variances	22
II.	Investments in debt securities
	A.	Maturity schedule and weighted average yield	17
III.	Loan Portfolio
	A.	Maturity schedule	14

IV.	Allowance for Credit Losses
	A.	Credit ratios - Factors driving material changes in credit ratios or related components	24,25,26
	B.	Allocation of the allowance for credit losses	27
V.	Deposits
	A.	Average balances and rates	20
	B.	Uninsured and time deposits over $250,000	19

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

Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected.   After the benchmark federal funds interest rate reached a peak range between 5.25 percent and 5.50 percent in 2023 into 2024, the FOMC reduced the federal funds rate by 50 basis points in September 2024 and by an additional 25 basis points in November 2024, to a range of 4.50 percent to 4.75 percent. While the FOMC has initiated a rate easing cycle, the range of potential rate paths over the coming year is wide and will ultimately be driven by the path of inflation, labor market performance and economic growth.

There can be no assurances as to any future FOMC conduct. If the FOMC increases the targeted federal funds rates, overall interest rates likely will rise, which will positively impact our interest income but may further negatively impact the entire national economy, including the housing industry in the markets we serve, by reducing refinancing activity and new home purchases. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers and the values of collateral securing loans, which could negatively affect our financial performance. A significant portion of our loans have fixed interest rates (or, if adjustable, are initially fixed for periods of five to 10 years) and longer terms than our deposits and borrowings. Our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.

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

 External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Inflation rose sharply at the end of 2021 and remained elevated throughout 2022 at levels not seen for over 40 years. Inflationary pressures dissipated over the course of 2023 and 2024, with the annual inflation rate in the United States decreasing to 2.9% during December 2024 from its high of 9.1% in June 2022, as reported by the U.S. Bureau of Labor Statistics. Virtually all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services. Nevertheless, small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans has deteriorated and may continue to deteriorate, and in some cases this deterioration has occurred and may in the future occur quickly, which can adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation has caused and may continue to cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

Weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2024, consumer residential real estate loans represented approximately 94.1% of our total loan portfolio. A general decline in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of home ownership could affect the ability of borrowers to repay loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

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

Banking regulatory authorities may require banks with higher levels of investor real estate loans to implement enhanced risk management practices – including stricter underwriting, additional internal controls and risk management policies, more detailed reporting, and portfolio stress testing – as well as potential higher allowances for credit losses and capital levels as a result of investor real estate lending growth and exposure. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to manage the investor real estate segment of our loan portfolio and could result in an increased rate of delinquencies in, and increased losses from, our loan portfolio, which could have a material adverse effect on our business, financial condition and results of operations.

Index
Furthermore, a downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Unexpected decreases in investor real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. We also may incur losses on investor real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any of these events could increase our costs, require management's time and attention, and materially and adversely affect our business, financial condition and results of operations.

Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of investor real estate ownership could affect the ability of borrowers to repay loans.

The combination of these factors could result in deterioration in the fundamentals underlying the commercial real estate market and the deterioration in value of some of our loans, as well as the ability of our borrowers to repay the amounts due under their loans. As a result, our business, results of operations or financial condition may also be adversely affected. Specifically, the office property segment, which represents 9.6% percent of our total loan portfolio, is undergoing a structural shift given the rise of a remote work environment resulting in heightened vacancies and potentially reduced leasing needs. It is anticipated that this heightened risk environment for the office segment may take several years to resolve.

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

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. The liquidity of Trustco Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits have been established by our Board, and our management monitors the overall liquidity position of Trustco Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Trustco Bank is also a member of the Federal Home Loan Bank which provides funding to members through advances and other extensions of credit that are typically collateralized with securities or mortgage-related assets. Our securities portfolio can be used as a secondary source of liquidity, and additional liquidity could be obtained from securities sold under repurchase agreements, non-core deposits, and debt or equity securities issuances in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely affect our financial condition, our results of operations, cash flows and our level of regulatory capital.

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

We have implemented a program to provide financial products and services to customers that do business in the cannabis industry and the strict enforcement of federal laws and regulations regarding cannabis could result in our inability to continue to provide financial products and services to these customers. We could have legal action taken against us by the federal government and exposure to additional liabilities and regulatory compliance costs.

Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws. While the possession and sale of recreational marijuana is legal for adults aged 21 and older in New York State, cannabis remains classified as a Schedule I controlled substance under the federal Controlled Substances Act. Enforcement policies and practices may be highly variable between political administrations. In addition, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we or our customers operate will not choose to strictly enforce the federal laws governing cannabis.

Any enforcement action against a cannabis-related business customer of ours could affect our results of operation and financial condition. Additionally, as the possession and use of cannabis remains illegal under the Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to such customers and could have legal action taken against us by the federal government, including imprisonment and fines. FinCEN published guidelines in 2014 for financial institutions servicing state-legal cannabis businesses. These guidelines clarify how financial institutions can provide services to marijuana-related businesses in a “manner consistent with their obligations to know their customers and to report possible criminal activity.” The Bank has and will continue to follow this and other FinCEN guidance in the areas of cannabis banking. However, there can be no assurance that compliance with FinCEN’s guidelines will protect us from federal prosecution or other regulatory sanctions. Any change in position or potential action taken against us could result in significant financial damage to us and our stockholders.

Additionally, while we believe our Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) policies and practices for our cannabis banking program are sufficient, the recreational cannabis business is considered high-risk, and our BSA/AML program will be subject to increased regulatory scrutiny. Any real or perceived shortcomings in our BSA/AML program may result in regulatory action against us and may prevent us from undertaking mergers and acquisitions or other expansion activities.

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

Environmental, social and governance (“ESG”) and diversity, equity and inclusion (“DEI”) risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Our business faces increasing public investor, activist, legislative and regulatory scrutiny related to ESG, anti-ESG, DEI and anti-DEI activities and developments. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

Index
Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

In response to ESG developments (including, in particular DEI initiatives), there are increasing instances of anti-ESG legislation and anti-DEI executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate adopt legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.

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

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 62.3% of our loan portfolio is comprised of loans secured by property located in our markets in and around New York, and approximately 34.8% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In addition, economic conditions in foreign countries, including global political hostilities (including China-Taiwan and U.S.-China relations), global military conflicts (including the conflicts in the Ukraine and the Middle East), and U.S. and foreign tariff policies, could affect the stability of global financial markets, which could hinder domestic economic growth. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on commercial, mortgage and consumer loans, residential and commercial real estate, price declines and lower home sales and commercial activity. Furthermore, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company, our customers, and counterparties.

Index
In addition, the inflationary outlook in the United States remains uncertain. While inflation has eased from its recent peak of 9.1% in June 2022, further inflationary pressures could result in the Federal Reserve Board discontinuing its lowering of interest rates or increasing interest rates for a prolonged period of time, which may expose the Company to interest rate risk. In addition, higher interest rates could slow economic growth and lead to a recessionary environment, which could negatively impact the Company’s growth, credit quality, net interest margin and its financial results. The risks to our business from inflation depends on the durability of the current inflationary pressures in our markets. Transitory increases in inflation are unlikely to have a material impact on our business or earnings. However, more persistent inflation could lead to tighter-than-expected monetary policy which could, in turn, increase the borrowings costs of our customers, making it more difficult for them to repay their loans or other obligations. Actions taken by the Federal Reserve Board, including changes in its target funds rate, balance sheet management and lending facilities are beyond our control and difficult to predict. These actions can affect interest rates and the value of financial instruments and other assets and liabilities and can impact our borrowers. Sudden changes in monetary policy, for example, in response to high inflation, have led and may in the future lead to financial market volatility, increases in market interest rates and a continued flattening or inversion of the yield curve. This has resulted in and may continue to result in volatility of equity and other markets, further volatility of the U.S. dollar, a widening in credit spreads and higher interest rates and recessionary concerns, and could result in elevated unemployment, which could impact investor risk appetite and our borrowers, potentially increasing delinquency rates. Financial market volatility could also result from uncertainty about the timing and extent of rate cuts by the Federal Reserve Board in response to moderating inflation and/or weakening economic conditions. Higher inflation, or volatility and uncertainty related to inflation, could also reduce demand for our products, adversely affect the creditworthiness of our borrowers or result in lower values for our investment securities and other interest-earning assets.

Any downgrade in the credit rating of the U.S. government or default by the U.S. government as a result of political conflicts over legislation to raise the U.S. government’s debt limit may have a material adverse effect on us.

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. On January 21, 2025, the U.S. Treasury began taking extraordinary measures to prevent a default on U.S. government debt, which measures are expected to continue until such time as the U.S. Congress increases the debt ceiling. However, it is unclear how long such extraordinary measures will forestall a default in the event of extended Congressional negotiations or inaction. Many of our investment securities are issued by the U.S. government, including certain government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government may pose liquidity risks. In 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. On August 1, 2023, Fitch Ratings also downgraded its U.S. long-term sovereign credit rating from AAA to AA+. A downgrade, or a similar action by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could generally have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide and, therefore, materially adversely affect our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, banks, investment banks, mutual funds, and other institutional entities. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. Any such losses could be material and could materially and adversely affect our business, financial condition and results of operations.  On November 16, 2023, the FDIC approved a final rule to implement a special assessment on certain banking organizations with financial institution subsidiaries with more than $5 billion in assets, in order to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. In the event that there are similar negative developments in the banking industry in the future, there may be increased regulatory scrutiny and new regulations directed towards regional banks similar in size to us, which may increase our costs of doing business and reduce our profitability.

Index
Any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings.

Disagreement over the federal budget has previously caused the U.S. federal government to shut down for periods of time. On December 21, 2024, President Biden signed a bipartisan continuing resolution to extend federal spending and avert a government shutdown through March 14, 2025. Accordingly, without a final agreement regarding the federal budget in place prior to the expiration of the continuing resolution, or another continuing resolution, it is still possible that a partial shutdown of the U.S. government may occur. An extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations. During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during a shutdown. In addition, we believe that some borrowers may decide not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increased in our non-performing, criticized, and classified assets, and a decline in demand for our products and services.

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

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and a failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations (collectively, fair lending laws) impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal and state agencies are responsible for enforcing these federal laws and regulations and comparable state provisions. Various federal banking agencies have recently completed significant changes to their respective CRA regulations. Federal, state or local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans. A successful regulatory challenge to an institution's performance under the fair lending laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

Index
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

Furthermore, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a one percent excise tax on the value of corporate share repurchases (net of issuance). On December 27, 2022, the Internal Revenue Services issued Notice 2023-2 which provides interim guidance on the implementation of the excise tax on stock repurchases. The excise tax is a non-deductible tax of one percent of the fair market value of the Corporation’s stock repurchases, net of the fair market value of stock issued by the corporation, including restricted stock issuances and stock option exercises, and further excluding certain statutory exceptions, such as ESOP repurchases and contributions, repurchases made as part of a tax-free reorganization where no gain or loss is recognize and certain other qualified activities, occurring after December 31, 2022 in excess of $1.0 million. Although we did not have any excise tax on stock repurchases in fiscal 2024, the tax may impact our future financial results.

Index
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

Trustco Realty, a subsidiary of Trustco Bank, operates as a REIT for tax purposes. Trustco Realty was established to acquire, hold and manage mortgage assets and other authorized investments to generate net income for distribution to its shareholders.  Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests and gross income tests. If Trustco Realty fails to meet any of the required provisions for REITs, it could no longer qualify as a REIT and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

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

We rely heavily on third-party service providers for much of our communications, information, operating and financial controls systems, and technology. We face the risk of operational disruption, failure, or capacity constraints due to our dependency on third-party service providers for components of our business infrastructure. While we have selected these third-party service providers through our third party risk management program, we do not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationships management, general ledger, deposit, servicing, and/or loan origination systems. Third (and fourth) party security incidents and supply-chain attacks have become increasingly common.  We cannot assure you that such incidents, failures or interruptions will not occur again in the future or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failure or interruption could have a material adverse effect on our business, financial condition, results of operations, and cash flows. If any of our third-party service providers experience financial, operational, or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, We cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems, without the need to expend substantial resources, if at all.

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

Index
The development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, infringe on the intellectual property rights of others or that is otherwise harmful. In addition, the complexity of many AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made.

Further, we may rely on AI models developed by third parties, and would be dependent in part on the manner in which those third parties develop, train and deploy their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models and other matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

We are also exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyberattacks. Generative AI, if used to perpetrate fraud or launch cyberattacks, could create panic at a particular financial institution or securities exchange, which could pose a threat to financial stability.

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

We rely heavily on information systems to conduct our business and to process, record, and monitor our transactions. Risks to the systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, some banks in recent years have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and intended effect of disrupting the ability of the bank to process transactions. We are also at risk for the impact of natural disasters, terrorism, and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which we deal.

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

Our articles of incorporation and bylaws include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore, making the removal of incumbent management difficult. The provisions include requirements of supermajority votes to approve certain business transactions. In addition, New York law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of the Board, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

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

On March 29, 2024, we announced that our Board authorized a new stock repurchase plan to acquire up to 200,000 shares of the Company’s outstanding common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, contains a number of changes to U.S. federal tax laws. One such change is a 1% excise tax on stock repurchases, which will increase the cost of stock repurchases and may impact our future decisions on how to return value to stockholders in the most efficient manner.

Item 1B	Unresolved Staff Comments

None.

Index
Item 1C	Cybersecurity

Cybersecurity Risk Management and Strategy

At TrustCo, we recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of company information and the personal information that our customers share with us. TrustCo Bank maintains a formal enterprise wide risk management (“ERM”) program which identifies, measures, monitors, and controls risk. The ERM Program and framework is designed to ensure that all elements of the risk management process are in place and operating effectively across all risk categories. Risk categories include credit, interest rate risk, liquidity, price, operational, compliance, reputation, and strategic risks. Cybersecurity risk is a critical component of our technology risk management program, specifically our information security program given the increasing reliance on technology and potential of cyber risk threats. Using guidance set forth in our ERM program, we have implemented an Information Security Program to lead and support the management of information security risks in accordance with our risk profile and business strategy. We utilize the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool to benchmark these controls and procedures.

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

We did not experience any material losses relating to cybersecurity threats or incidents for the year ended December 31, 2024. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents and protect our systems and information may not successfully protect against all cybersecurity threats and incidents. For more information on the risks that we face from cybersecurity threats, see “Risk Factors - Risks Related to Cybersecurity, Third Parties, and Technology.” in Part I, Item 1A of this report.

Index
Cybersecurity Governance

The Board has overall responsibility for risk oversight and has delegated oversight of our cybersecurity program to both our Risk Committee and our Audit Committee. The Risk Committee directly oversees information technology and information security risks through regular reports from management on information technology, cyber security, and related risk assessments. The Risk Committee also receives annual reports on the Information Security Program and approves the Information Security Policy. In addition, the Audit Committee of the Board monitors internal audit’s coverage of cybersecurity governance, risks, and related controls, including any identified deficiencies, from cybersecurity or other risks, that could adversely affect the ability to record, process, summarize, and report financial data. The Risk Committee coordinates with the Audit Committee for review of information security matters, as needed. The Board also receives an annual update on the Company’s enterprise services, which includes both information technology and information security.

Our Information Security Program is run by our Senior Vice President, Chief Risk Officer, Chief Compliance Officer and Information Security Officer (“ISO”), who reports to our Executive Vice President, Chief Operating Officer (“EVP”). Our ISO is informed about and monitors prevention, detection, mitigation, and remediation efforts through regular communication and reporting from professionals in the information security team, and through the use of technological tools and software and results from third party audits. Our management-level IT Steering Committee meets on a monthly basis to discuss cybersecurity and related topics. Our ISO and EVP have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. Our ISO has served in that position since 2013, is a Certified Information Security Manager, and has over 20 years of experience working at TrustCo. Our EVP, who has been an employee of TrustCo since 1986, has served in his role as Executive Vice President of TrustCo since 2013. Our ISO and EVP report directly to the Risk Committee on our cybersecurity program and efforts to prevent, detect, mitigate, and remediate issues.

Item 2.	Properties

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302, in a facility owned by the Company. The Company operates 136 banking offices located in New York, New Jersey, Vermont, Massachusetts and Florida. As of December 31, 2024, 23 of such properties are owned and 113 are leased from others on market terms.  The lease terms for our banking offices are not individually material. Lease expirations range from 1 month to 19.8 years. In the opinion of management, the physical properties of TrustCo and the Bank are suitable and adequate to meet our requirements and are being fully utilized.

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

Index
Information about our Executive Officers

Our executive officers as of March 14, 2025, are listed below, along with their ages on that date, positions and offices held with the company, and principal occupations and employment, focused primarily on the past five years.

Name, Age and Position With Trustco	Recent Business Experience	Year First Became Executive of TrustCo

Robert J. McCormick, Age 61, Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1995.	2001

Robert M. Leonard, Age 62, Executive Vice President and Chief Operating Officer	Executive Vice President of TrustCo and Trustco Bank from 2013 to present. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Secretary of TrustCo and Trustco Bank from 2003 to 2006 and 2009 to 2016. Assistant Secretary of TrustCo and Trustco Bank from 2006 to 2009. Executive Officer of TrustCo and Trustco Bank from 2003 to present. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 50, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer, TrustCo and Trustco Bank from 2018 to present. Senior Vice President and Chief Financial Officer of TrustCo and Trustco Bank from 2014 to 2018. Executive Officer of TrustCo and Trustco Bank from 2014 to present. Joined TrustCo and Trustco Bank in 2002.	2014

Michael Hall Age 60, General Counsel and Corporate Secretary	General Counsel and Corporate Secretary of TrustCo and Trustco Bank from 2018 to present. Vice President and Counsel of TrustCo and Trustco Bank from 2015 to 2018. Assistant Secretary of TrustCo and Trustco Bank for 2016. Executive Officer and Secretary of TrustCo and Trustco Bank from 2017 to present. Attorney with McNamee, Lochner, Titus & William, P.C. from 1992 to 2015. Joined TrustCo and Trustco Bank in 2015.	2017

Kevin M. Curley Age 57, Executive Vice President and Chief Banking Officer	Executive Vice President Retail Banking of TrustCo and Trustco Bank from December 2018 to present. Joined Trustco Bank in 1990.	2018

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on The Nasdaq Stock Market, LLC under the symbol “TRST.” TrustCo had approximately 6,866 shareholders of record as of March 7, 2025.

The Company’s ability to pay dividends depends on the receipt of dividends from the Bank, which is subject to a variety of limitations under federal banking regulations regarding the payment of dividends.  The Board presently intends to continue the policy of paying quarterly cash dividends. The amount of any future dividends will depend on economic and market conditions, our financial condition and operating results, and other factors, including contractual restrictions and applicable government regulations and policies (such as those relating to the ability of bank and non-bank subsidiaries to pay dividends to the parent company and regulatory capital limitations).  For discussion of corporate and regulatory limitations applicable to the payment of dividends, see “Item 1. Business-Supervision and Regulation-Dividends.”

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of shares of common stock during the three months ended December 31, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 to October 31, 2024	-	$-	-	186,000
November 1 to November 30, 2024	-	$-	-	186,000
December 1 to December 31, 2024	-	$-	-	186,000
Total	-	$-	-	186,000

(1)
On March 29, 2024 the Company’s Board authorized, and the Company announced, another share repurchase program of up to 200,000 shares, or approximately 1% of its currently outstanding common stock.  The program expires on March 29, 2025. There were no repurchases during the three months ended December 31, 2024.

Stock Performance Graph

The TrustCo Annual Report to Shareholders for the year ended December 31, 2024, which is filed as Exhibit 13 hereto, contains a stock performance graph comparing the yearly percentage change in the Company’s cumulative total shareholder return on its common stock with the cumulative return of the Russell 2000 and S&P U.S. BMI Banks Index. Such graph is incorporated herein by reference.

Item 6.	[Removed and reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this this Item 7 is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2024, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Index
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is contained in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2024, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe LLP, and the required supplementary financial data are included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2024, which is filed as Exhibit 13 hereto and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this 2024 Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this 2024 Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to satisfy the objectives for which they are designed.

Management’s Report on Internal Control Over Financial Reporting and Auditor Attestation Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe LLP is included in TrustCo’s Annual Report to Shareholders for the year ended December 31, 2024, which is filed as Exhibit 13 hereto, are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Item 9B.	Other Information

(a) None.

(b)  During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo Directors and Nominees,” “Information on TrustCo Executive Officers,” “Director Candidates Nominated by Shareholders,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. TrustCo has adopted a code of conduct that applies to all employees, including its principal executive, financial and accounting officers. A copy of this code of conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Michael Hall, General Counsel and Corporate Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The Code of Conduct also is available on the Company’s website at www.trustcobank.com under the “Investor Relations” link. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Information about our Executive Officers.”

Insider Trading Policy

The Company has adopted the TrustCo Bank Corp NY Insider Trading Policy (the “Insider Trading Policy”) that applies to all directors, officers, employees and certain other persons. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as the applicable rules and regulations of The Nasdaq Stock Market, LLC. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities (including common stock, restricted stock, restricted stock units, options, warrants and any other securities that the Company may issue) for covered persons. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2024 Form 10-K.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Index
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information, as of December 31, 2024, regarding securities authorized for issuance under TrustCo’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,036	(1)	$32.15	166,075	(2)
Equity compensation plan not approved by security holders	N/A		N/A	N/A
Total	8,036	(1)	$32.15	166,075	(2)

(1)	Represents stock option awards outstanding and exercisable as of December 31, 2024.
(2)	Represents shares of common stock issuable pursuant to the TrustCo Bank Corp NY Amended and Restated 2019 Equity Incentive Plan.

The additional information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. Additional information concerning the Company’s equity compensation plans is set forth in Part II, Item 5 hereof.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Our independent registered public accounting firm is Crowe LLP, Boston, Massachusetts, PCAOB Firm ID: 173

PART IV

Item 15.	Exhibits, and Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2024 and 2023.

Consolidated Statements of Income -- Years Ended December 31, 2024, 2023 and 2022.

Index
Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2024, 2023 and 2022.

Notes to Consolidated Financial Statements.

Financial Statement Schedules

Not Applicable. All required schedules for TrustCo and its subsidiaries have been included in the consolidated financial statements or related notes thereto.

Supplementary Financial Information

Summary of Unaudited Quarterly Financial Information for the years ended December 31, 2024 and 2023.

Exhibits

Exhibit No.	Description

3(a)
Amended and Restated Certificate of Incorporation of TrustCo Bank Corp NY, as amended, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q, filed August 5, 2021.

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

4(a)	Description of Capital Stock, incorporated by reference to Exhibit 4(a) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, filed March 11, 2024.

10(a)*
Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 25, 2002.

Index
10(b)*
Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001 filed March 25, 2002.

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

10(f)*
Form of 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick,  Robert T. Cushing, and Scot R. Salvador, effective as of January 1, 2008, incorporated by reference to Exhibit 99.8 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

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

10(l)*
Form of Amendments to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and each of Robert J. McCormick, Robert T. Cushing, and Scot R. Salvador, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 17, 2009.

10(m)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

10(n)*
Amended and Restated TrustCo Bank Corp NY 2010 Equity Incentive Plan, dated as of March 21, 2017, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 24, 2017.

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

10(w)*
TrustCo Bank Corp NY Amended and Restated 2019 Equity Incentive Plan, incorporated by reference to the Appendix to the additional definitive proxy soliciting material on Schedule 14A filed on April 26, 2023.

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

10(bb)*
Form of 2022 Restricted Stock Unit Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 16, 2022.

10(cc)*
Form of 2023 Performance Share Award Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 24, 2023.

10(dd)*
Form of 2023 Restricted Stock Unit Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 24, 2023.

10(ee)*†	Form of 2024 Performance Share Award Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(ff)*†	Form of 2024 Restricted Stock Unit Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(gg)*†	Form of 2024 Director Restricted Stock Unit Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

13†	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2024.

19†	TrustCo Bank Corp NY Insider Trading Policy

Index
21†	List of Subsidiaries of TrustCo.

23†	Consent of Independent Registered Public Accounting Firm.

24†	Power of Attorney.

31(i)(a) †	Rule 13a-14(a)/15d-14(a) Certification of Robert J. McCormick, principal executive officer.

31(i)(b) †	Rule 13a-14(a)/15d-14(a) Certification of Michael M. Ozimek, principal financial officer.

32†	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

97	Executive Compensation Clawback Policy, incorporated by reference to Exhibit 97 to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2023 filed March 11, 2024.

101	Sections of the Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 14, 2025	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	Chairman, President and Chief Executive Officer (principal executive officer)	March 14, 2025

/s/ Michael M. Ozimek
Michael M. Ozimek	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 14, 2025

*
Steffani Cotugno	Director	March 14, 2025

*
Brian C. Flynn	Director	March 14, 2025

*
Lisa M. Lucarelli	Director	March 14, 2025

*
Thomas O. Maggs	Director	March 14, 2025

*
Anthony J. Marinello	Director	March 14, 2025

*
Curtis N. Powell	Director	March 14, 2025

*
Kimberly A. Russell	Director	March 14, 2025

*
Frank B. Silverman	Director	March 14, 2025

Index
* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney