Form 10-Q
period 2025-03-31
TRUSTCO BANK CORP N Y
filed 2025-05-09
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of April 30, 2025
$1.00 Par Value	19,019,749

TrustCo Bank Corp NY

INDEX

Index
Cautionary Note Regarding Forward-Looking Statements
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
In addition to factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2024, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be heightened by volatility in financial markets and macroeconomic or geopolitical concerns related to ongoing inflation, changes in United States and foreign trade policy, continued elevated interest rates and ongoing armed conflicts (including the Russia/Ukraine conflict and the conflict in Israel and surrounding areas).

Risks Related to Our Lending Activities

•	changes in interest rates may significantly impact our financial condition and results of operations;
•	external economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations;
•	exposure to credit risk in our lending activities;
•	weakness in the residential real estate markets could adversely affect our performance;
•
our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for credit losses or charge-offs, which would negatively impact earnings and capital;

•	the allowance for credit losses on loans (“ACLL”) may not be sufficient to cover expected loan losses, resulting in a decrease in earnings;
•	our inability to meet the cash flow requirements of our depositors or borrowers or meet our operating cash needs to fund corporate expansion and other activities;
•	we are subject to claims and litigation pertaining to fiduciary responsibility and lender liability;
•
the strict enforcement of federal laws and regulations regarding cannabis could result in our inability to continue to provide financial products and services to customers that do business in the cannabis industry, legal action taken against us, or exposure to additional liabilities and compliance costs;

Risks Related to our Operations

•	our dependency upon the services of the management team;
•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•
if the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact its operations;

•	our risk management framework may not be effective in mitigating risk and loss;
•	new lines of business or new products and services may subject us to additional risks;
•	we are exposed to climate risk;
•	our business may be adversely affected by the prevalence of fraud and other financial crimes;
•	societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers;
•
environmental, social and governance risks and diversity, equity, and inclusion risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price;

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

•	the soundness of other financial institutions could adversely affect us;
•	any government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings;
•	the trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings;

Risks Related to Compliance and Regulation

•	regulatory capital rules could slow our growth, cause us to seek to raise additional capital, or both;
•	changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income;
•	we are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and a failure to comply with these laws could lead to a wide variety of sanctions;
•	changes in cybersecurity or privacy regulations may increase our compliance costs, limit our ability to gain insight from data and lead to increased scrutiny;
•	restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services;
•	non-compliance with the Bank Secrecy Act, or other laws and regulations could result in fines or sanctions;
•
changes in tax laws may adversely affect us, and the Internal Revenue Service or a court may disagree with our tax positions, which may result in adverse effects on our business, financial condition, and results of operations or cash flows;

•	our ability to pay dividends is subject to regulatory limitations and other limitations that may affect our ability to pay dividends to our stockholders or to repurchase our common stock;
•	we may be subject to a higher effective tax rate if Trustco Realty Corp. (“Trustco Realty”) fails to qualify as a real estate investment trust (“REIT”);
•	changes in accounting standards could impact reported earnings;

Index
Risks Related to Competition

•	strong competition within the Bank’s market areas could hurt profits and slow growth;
•	consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations;

Risks Related to Cybersecurity, Third Parties, and Technology

•	our business could be adversely affected by third-party service providers, data breaches, and cyber-attacks;
•	the development and use of artificial intelligence presents risks and challenges that may adversely impact our business;
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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024

Interest and dividend income:
Interest and fees on loans	$53,450	$49,804
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	596	906
State and political subdivisions	-	-
Mortgage-backed securities and collateralized mortgage obligations - residential	1,483	1,494
Corporate bonds	260	476
Small Business Administration-guaranteed participation securities	81	100
Other securities	7	3
Total interest and dividends on securities available for sale	2,427	2,979

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	57	68
Total interest on held to maturity securities	57	68

Federal Home Loan Bank stock	151	152
Interest on federal funds sold and other short-term investments	6,732	6,750
Total interest income	62,817	59,753

Interest expense:
Interest on deposits:
Interest-bearing checking	558	240
Savings accounts	734	712
Money market deposit accounts	1,989	2,342
Time deposits	18,983	19,677
Interest on short-term borrowings	180	204
Total interest expense	22,444	23,175

Net interest income	40,373	36,578
Provision for credit losses	300	600
Net interest income after provision for credit losses	40,073	35,978

Noninterest income:
Trustco financial services income	2,120	1,816
Fees for services to customers	2,645	2,745
Other	209	282
Total noninterest income	4,974	4,843

Noninterest expenses:
Salaries and employee benefits	11,894	11,427
Net occupancy expense	4,554	4,611
Equipment expense	1,944	1,738
Professional services	1,726	1,460
Outsourced services	2,700	2,501
Advertising expense	361	408
FDIC and other insurance	1,188	1,094
Other real estate expense, net	28	74
Other	1,934	1,590
Total noninterest expenses	26,329	24,903

Income before taxes	18,718	15,918
Income taxes	4,443	3,792

Net income	$14,275	$12,126

Net income per share:
- Basic	$0.75	$0.64

- Diluted	$0.75	$0.64

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2025	2024

Net income	$14,275	$12,126

Net unrealized holding gain (loss) on securities available for sale	5,326	(1,872)
Tax effect	(1,378)	494

Net unrealized gain (loss) on securities available for sale, net of tax	3,948	(1,378)

Amortization of net actuarial gain	(297)	(203)
Amortization of prior service cost	3	3
Tax effect	75	52
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(219)	(148)

Other comprehensive income (loss), net of tax	3,729	(1,526)
Comprehensive income	$18,004	$10,600

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS:

Cash and due from banks	$48,782	$47,364
Federal funds sold and other short term investments	707,355	594,448
Total cash and cash equivalents	756,137	641,812

Securities available for sale	324,453	358,185
Held to maturity securities ($5,081 and $5,306 fair value at March 31, 2025 and December 31, 2024, respectively)	5,090	5,365

Federal Home Loan Bank stock	6,507	6,507
Loans, net of deferred costs	5,116,137	5,098,058
Less:
Allowance for credit losses on loans	50,606	50,248
Net loans	5,065,531	5,047,810

Bank premises and equipment, net	37,178	33,782
Operating lease right-of-use assets	34,968	36,627
Other assets	108,681	108,656

Total assets	$6,338,545	$6,238,744

LIABILITIES:
Deposits:
Demand	$793,306	$762,101
Interest-bearing checking	1,067,948	1,027,540
Savings accounts	1,094,968	1,086,534
Money market deposit accounts	478,872	465,049
Time deposits	2,061,576	2,049,759
Total deposits	5,496,670	5,390,983

Short-term borrowings	82,275	84,781
Operating lease liabilities	38,324	40,159
Accrued expenses and other liabilities	33,468	46,478

Total liabilities	5,650,737	5,562,401

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,097,152 shares issued at both March 31, 2025 and December 31, 2024, and 19,019,749 shares outstanding at March 31, 2025 and December 31, 2024	20,097	20,097
Surplus	259,182	258,874
Undivided profits	453,931	446,503
Accumulated other comprehensive loss, net of tax	(132)	(3,861)
Treasury stock at cost - 1,077,403 shares at both March 31, 2025 and December 31, 2024	(45,270)	(45,270)

Total shareholders’ equity	687,808	676,343

Total liabilities and shareholders’ equity	$6,338,545	$6,238,744

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Loss	Stock	Total

Beginning balance, January 1, 2024	$20,058	$257,181	$425,069	$(13,237)	$(43,786)	$645,285

Net income	-	-	12,126	-	-	12,126
Other comprehensive loss, net of tax	-	-	-	(1,526)	-	(1,526)
Stock Based Compensation Expense	-	154	-	-	-	154
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2024	$20,058	$257,335	$430,346	$(14,763)	$(43,786)	$649,190

Beginning balance, January 1, 2025	$20,097	$258,874	$446,503	$(3,861)	$(45,270)	$676,343

Net income	-	-	14,275	-	-	14,275
Other comprehensive income, net of tax	-	-	-	3,729	-	3,729
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,847)	-	-	(6,847)

Ending balance, March 31, 2025	$20,097	$259,182	$453,931	$(132)	$(45,270)	$687,808

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net income	$14,275	$12,126

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,149	1,085
Amortization of right-of-use asset	1,659	1,654
Writedown of other real estate owned	67	-
Provision for credit losses	300	600
Deferred tax expense	2,194	1,447
Net amortization of securities	255	346
Stock based compensation expense	308	154
(Increase) Decrease in taxes receivable	(2,149)	3,844
Increase in interest receivable	(811)	(777)
(Decrease) Increase in interest payable	(152)	288
Increase in other assets	(3,078)	(4,224)
Decrease in operating lease liabilities	(1,835)	(1,792)
Decrease in accrued expenses and other liabilities	(10,902)	(4,855)
Total adjustments	(12,995)	(2,230)
Net cash provided by operating activities	1,280	9,896

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	13,723	8,841
Proceeds from paydowns of held to maturity securities	266	241
Purchases of securities available for sale	(9,911)	(20,000)
Proceeds from maturities of securities available for sale	35,000	35,000
Purchases of Federal Home Loan Bank stock	-	-
Net increase in loans	(17,821)	(4,793)
Proceeds from dispositions of other real estate owned	-	68
Purchases of bank premises and equipment	(4,545)	(501)
Net cash provided by investing activities	16,712	18,856

Cash flows from financing activities:
Net (decrease) increase in deposits	105,687	4,392
Net change in short-term borrowings	(2,506)	5,384
Dividends paid	(6,848)	(6,849)
Net cash provided by financing activities	96,333	2,927
Net decrease in cash and cash equivalents	114,325	31,679
Cash and cash equivalents at beginning of period	641,812	578,004
Cash and cash equivalents at end of period	$756,137	$609,683

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$22,596	$22,887
Income taxes paid	6,598	494
Other non cash items:
Transfer of loans to other real estate owned	-	2,208
Decrease in dividends payable	(1)	-
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	5,326	(1,872)
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	(1,378)	494
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(294)	(200)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	75	52

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP N Y
Notes to Consolidated Interim Financial Statements
(Unaudited)
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions. Prior period amounts are reclassified when necessary to conform to the current period presentation. The net income reported for the three months ended March 31, 2025 is not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any interim periods. These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of March 31, 2025, the results of operations and cash flows for the three months ended March 31, 2025 and 2024. The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024. The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three months ended March 31, 2025 and 2024 is as follows:

(in thousands, except per share data)	For the three months ended
	March 31,
	2025	2024
Net income	$14,275	$12,126
Weighted average common shares	19,020	19,024
Effect of Dilutive Securities:
Stock Options and Restricted Stock Units	24	8
Weighted average common shares including potential dilutive shares	19,044	19,032

Basic EPS	$0.75	$0.64

Diluted EPS	$0.75	$0.64

For the three months, ended March 31, 2025 and 2024 there were approximately 8 thousand and 48 thousand, respectively, weighted average anti-dilutive stock options excluded from diluted earnings per share. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three months ended March 31, 2025 and 2024 for its pension and other post-retirement benefit plans:

	Three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2025	2024	2025	2024

Service cost	$-	$-	$5	$5
Interest cost	289	289	86	72
Expected return on plan assets	(763)	(762)	(381)	(331)
Amortization of net actuarial gain	(21)	(19)	(276)	(184)
Amortization of prior service cost	-	-	3	3
Net periodic benefit	$(495)	$(492)	$(563)	$(435)

The Company does not expect to contribute to its pension and postretirement benefit plans in 2025. As of March 31, 2025, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums. However, it continues to provide medical benefits and postretirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Debt securities available for sale

The amortized cost and fair value of the debt securities available for sale are as follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$66,859	$-	$917	$65,942
State and political subdivisions	18	-	-	18
Mortgage backed securities and collateralized mortgage obligations - residential	241,111	254	22,032	219,333
Corporate bonds	25,005	-	226	24,779
Small Business Administration - guaranteed participation securities	14,723	-	1,040	13,683
Other	689	9	-	698
Total Securities Available for Sale	$348,405	$263	$24,215	$324,453

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$86,833	$4	$1,220	$85,617
State and political subdivisions	18	-	-	18
Mortgage backed securities and collateralized mortgage obligations - residential	239,420	114	26,406	213,128
Corporate bonds	45,033	-	452	44,581
Small Business Administration - guaranteed participation securities	15,471	-	1,330	14,141
Other	688	12	-	700
Total Securities Available for Sale	$387,463	$130	$29,408	$358,185

Index
The following table categorizes the debt securities included in the available for sale portfolio as of March 31, 2025, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$50,099	$49,409
Due after one year through five years	30,472	30,115
Due after five years through ten years	12,000	11,913
Mortgage backed securities and collateralized mortgage obligations - residential	241,111	219,333
Small Business Administration - guaranteed participation securities	14,723	13,683
	$348,405	$324,453

Gross unrealized losses on debt securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2025
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$11,913	$87	$54,029	$830	$65,942	$917
Mortgage backed securities and collateralized mortgage obligations - residential	5,043	161	191,488	21,871	196,531	22,032
Corporate bonds	-	-	19,779	226	19,779	226
Small Business Administration - guaranteed participation securities	-	-	13,683	1,040	13,683	1,040

Total	$16,956	$248	$278,979	$23,967	$295,935	$24,215

	December 31, 2024
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$11,961	38	$68,651	$1,182	$80,612	$1,220
Mortgage backed securities and collateralized mortgage obligations - residential	12,346	280	194,636	26,126	206,982	26,406
Corporate bonds	-	-	44,581	452	44,581	452
Small Business Administration - guaranteed participation securities	-	-	14,141	1,330	14,141	1,330

Total	$24,307	318	$322,009	$29,090	$346,316	$29,408

There were no allowance for credit losses recorded for debt securities available for sale during the three months ended March 31, 2025 and 2024.

Index
The proceeds from sales and calls and maturities of debt securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
(dollars in thousands)	2025	2024

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	13,723	8,841
Proceeds from maturities	35,000	35,000
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of debt securities available for sale during the three months ended March 31, 2025 and 2024.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$5,090	$64	$73	$5,081
Total held to maturity	$5,090	$64	$73	$5,081

	December 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$5,365	$45	$104	$5,306
Total held to maturity	$5,365	$45	$104	$5,306

The following table categorizes the debt securities included in the held to maturity portfolio as of March 31, 2025, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$5,090	$5,081
	$5,090	$5,081

All held to maturity securities are held at cost on the financial statements.

Index
Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

March 31, 2025
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$406	$4	$1,922	$69	$2,328	$73

Total	$406	$4	$1,922	$69	$2,328	$73

December 31, 2024
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$592	$7	$2,047	$97	$2,639	$104

Total	$592	$7	$2,047	$97	$2,639	$104

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2025 and 2024.

There were no allowance for credit losses recorded for held to maturity securities during the three months ended March 31, 2025 and 2024. There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Securities in an unrealized loss position

As of March 31, 2025, the Company’s securities portfolio included certain securities, which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2025. As of March 31, 2025 10 out of 10 securities were in an unrealized loss position.  All securities are performing.

Mortgage backed securities and collateralized mortgage obligations – residential:

As of March 31, 2025, all mortgage backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2025. As of March 31, 2025 109 out of 118 securities were in an unrealized loss position.  All securities are performing.

Index
Small Business Administration (SBA) - guaranteed participation securities:

As of March 31, 2025, all of the SBA securities held by the Company were issued and guaranteed by the U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2025. As of March 31, 2025 8 out of 8 securities were in an unrealized loss position. All securities are performing.

Corporate Bonds:

As of March 31, 2025, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2025. As of March 31, 2025 3 out of 4 securities were in an unrealized loss position. All securities are performing.

(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	March 31, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$237,008	$46,292	$283,300
Other	19,040	413	19,453
Real estate mortgage - 1 to 4 family:
First mortgages	2,734,434	1,589,837	4,324,271
Home equity loans	42,648	13,642	56,290
Home equity lines of credit	242,309	177,497	419,806
Installment	9,265	3,752	13,017
Total loans, net	$3,284,704	$1,831,433	5,116,137
Less: Allowance for credit losses			50,606
Net loans			$5,065,531

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	December 31, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$227,771	$39,529	$267,300
Other	19,144	413	19,557
Real estate mortgage - 1 to 4 family:
First mortgages	2,741,334	1,590,229	4,331,563
Home equity loans	43,096	13,643	56,739
Home equity lines of credit	235,939	173,322	409,261
Installment	9,885	3,753	13,638
Total loans, net	$3,277,169	$1,820,889	5,098,058
Less: Allowance for credit losses			50,248
Net loans			$5,047,810

*Includes New York, New Jersey, Vermont and Massachusetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $192 thousand and $241 thousand as of March 31, 2025 and December 31, 2024 respectively.

As of March 31, 2025, the Company had approximately $33.6 million of real estate construction loans. Of the $33.6 million in real estate construction loans as of March 31, 2025, approximately $9.1 million are secured by first mortgages to residential borrowers while approximately $24.5 million were to commercial borrowers for residential construction projects. The majority of construction loans are in the Company’s New York market.

At December 31, 2024, the Company had approximately $29.7 million of real estate construction loans.  Of the $29.7 million in real estate construction loans at December 31, 2024, approximately $10.7 million are secured by first mortgages to residential borrowers while approximately $19.0 million were to commercial borrowers for residential construction projects. The majority of construction loans held in 2024 were in the Company’s New York market.

Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses, including past events and current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended March 31, 2025. The Company selected the baseline economic forecast for the allowance for credit losses based on current market conditions and portfolio trends. In addition, the Company’s four quarter forecast period and four quarter straight line reversion has not changed for the period ended March 31, 2025.

The Company recorded a provision for credit losses of $300 thousand for the three months ended March 31, 2025, which is the result a provision for credit losses on loans of $100 thousand, and there was $200 thousand provision for credit losses on unfunded commitments.

The Company recorded a provision for credit losses of $600 thousand for the three months ended March 31, 2024, which includes a provision for credit losses on loans of $600 thousand, and there was no provision for credit losses on unfunded commitments.

Index
Activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2025 and 2024 is summarized as follows:

	For the three months ended March 31, 2025
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,420	$46,636	$192	$50,248
Loans charged off:
New York and other states*	4	80	25	109
Florida	-	-	15	15
Total loan chargeoffs	4	80	40	124

Recoveries of loans previously charged off:
New York and other states*	6	41	21	68
Florida	314	-	-	314
Total recoveries	320	41	21	382
Net loans (recoveries) charged off	(316)	39	19	(258)
(Credit) Provision for credit losses	(713)	710	103	100
Balance at end of period	$3,023	$47,307	$276	$50,606

* Includes New York, New Jersey, Vermont and Massachusetts.

	For the three months ended March 31, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,735	45,625	218	48,578
Loans charged off:
New York and other states*	-	117	44	161
Florida	-	-	-	-
Total loan chargeoffs	-	117	44	161

Recoveries of loans previously charged off:
New York and other states*	-	195	8	203
Florida	-	-	-	-
Total recoveries	-	195	8	203
Net loan (recoveries) charged off	-	(78)	36	(42)
Provision for credit losses	7	592	1	600
Balance at end of period	$2,742	46,295	183	49,220

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in provision for credit losses in the consolidated income statement. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2025 and 2024 is as follows:

For the three
months ended
(In thousands)	March 31, 2025

Balance at January 31, 2025	$1,762
Provision for credit losses	200
Balance at March 31, 2025	$1,962

For the three
(In thousands)	months ended
March 31, 2024
Balance at January 31, 2024	$1,662
Provision for credit losses	-
Balance at March 31, 2024	$1,662

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

Index
For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of March 31, 2025 and December 31, 2024 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing. As of March 31, 2025 and December 31, 2024, based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs for each loan type by origination year was as follows:

Loan Credit Quality
(in thousands)	As of March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
Commercial:	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$17,533	$48,481	$52,782	$71,625	$22,085	$63,390	$4,893	$-	$280,789
Special Mention	-	-	-	241	-	-	-	-	241
Substandard	-	-	-	1,359	-	873	-	-	2,232
Doubtful	-	-	-	-	-	38	-	-	38
Total Commercial Loans	$17,533	$48,481	$52,782	$73,225	$22,085	$64,301	$4,893	$-	$283,300
Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial Other:
Risk rating
Pass	$877	$2,531	$7,128	$1,716	$324	$2,203	$4,520	$-	$19,299
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	12	-	-	6	98	38	-	154
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$877	$2,543	$7,128	$1,716	$330	$2,301	$4,558	$-	$19,453

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$4	$-	$-	$-	$4
	$-	$-	$-	$-	$4	$-	$-	$-	$4

Residential First Mortgage:
Risk rating
Performing	$55,087	$319,051	$393,819	$528,695	$807,063	$2,204,696	$1,373	$-	$4,309,784
Nonperforming	-	-	553	182	963	12,789	-	-	14,487
Total First Mortgage:	$55,087	$319,051	$394,372	$528,877	$808,026	$2,217,485	$1,373	$-	$4,324,271

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$80	$-	$-	$80
	$-	$-	$-	$-	$-	$80	$-	$-	$80

Home Equity Loans:
Risk rating
Performing	$2,300	$6,103	$8,262	$5,136	$6,355	$27,614	$-	$-	$55,770
Nonperforming	-	-	-	154	-	366	-	-	520
Total Home Equity Loans:	$2,300	$6,103	$8,262	$5,290	$6,355	$27,980	$-	$-	$56,290

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Home Equity Lines of Credit:
Risk rating
Performing	$744	$4,213	$1,102	$1,295	$1,048	$15,117	$393,365	$-	$416,884
Nonperforming	-	-	-	70	-	2,546	306	-	2,922
Total Home Equity Credit Lines:	$744	$4,213	$1,102	$1,365	$1,048	$17,663	$393,671	$-	$419,806

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Installments:
Risk rating
Performing	$771	$2,831	$4,856	$2,471	$584	$422	$939	$-	$12,874
Nonperforming	-	50	4	36	19	34	-	-	143
Total Installments	$771	$2,881	$4,860	$2,507	$603	$456	$939	$-	$13,017

Installments Loans:
Current-period Gross writeoffs	$-	$15	$7	$15	$0	$3	$-	$-	$40
	$-	$15	$7	$15	$0	$3	$-	$-	$40

Index
Loan Credit Quality
(in thousands)	As of December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$47,687	$54,877	$73,094	$22,215	$15,014	$50,052	$2,169	$-	$265,108
Special Mention	-	-	242	-	-	-	-	-	242
Substandard	-	-	1,003	-	22	887	-	-	1,912
Doubtful	-	-	-	-	-	38	-	-	38
Total Commercial Loans	$47,687	$54,877	$74,339	$22,215	$15,036	$50,977	$2,169	$-	$267,300

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$10	$431	$-	$-	$-	$-	$441
	$-	$-	$10	$431	$-	$-	$-	$-	$441

Commercial Other:
Risk rating
Pass	$1,842	$7,417	$1,796	$407	$184	$2,108	$5,634	$-	$19,388
Special mention	-	-	-	-	-	-	-	-	-
Substandard	13	-	-	22	-	134	-	-	169
Total Commercial Real Estate Loans	$1,855	$7,417	$1,796	$429	$184	$2,242	$5,634	$-	$19,557

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$313,944	$398,722	$535,702	$821,804	$681,840	$1,563,659	$938	$-	$4,316,609
Nonperforming	-	987	391	870	243	12,463	-	-	14,954
Total First Mortgage:	$313,944	$399,709	$536,093	$822,674	$682,083	$1,576,122	$938	$-	$4,331,563

Residential First Mortgage Loans:
Current-period Gross writeoffs	$194	$-	$-	$-	$-	$18	$-	$-	$212
	$194	$-	$-	$-	$-	$18	$-	$-	$212

Home Equity Loans:
Risk rating
Performing	$6,621	$8,586	$5,354	$6,490	$5,066	$24,096	$-	$-	$56,213
Nonperforming	-	-	155	-	-	371	-	-	526
Total Home Equity Loans:	$6,621	$8,586	$5,509	$6,490	$5,066	$24,467	$-	$-	$56,739

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$4,793	$1,558	$1,110	$887	$46	$14,595	$383,425	$-	$406,414
Nonperforming	-	-	70	-	-	2,532	245	-	2,847
Total Home Equity Credit Lines:	$4,793	$1,558	$1,180	$887	$46	$17,127	$383,670	$-	$409,261

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$116	$-	$-	$116
	$-	$-	$-	$-	$-	$116	$-	$-	$116

Installments:
Risk rating
Performing	$2,846	$5,513	$2,788	$705	$123	$505	$1,028	$-	$13,508
Nonperforming	16	5	55	19	-	35	-	-	130
Total Installments	$2,862	$5,518	$2,843	$724	$123	$540	$1,028	$-	$13,638

Installments Loans:
Current-period Gross writeoffs	$-	$53	$47	$35	$4	$31	$-	$-	$170
	$-	$53	$47	$35	$4	$31	$-	$-	$170

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Statement of Financial Condition. Other real estate owned included $1.9 million and $2.2 million of commercial foreclosed properties, and $249 thousand and $126 thousand of residential foreclosed properties as of March 31, 2025 and 2024, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $8.0 million and $8.1 million as of March 31, 2025 and December 31,2024, respectively.

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$819	$-	$327	$1,146	$235,862	$237,008
Other	-	-	-	-	19,040	19,040
Real estate mortgage - 1 to 4 family:
First mortgages	4,558	396	6,107	11,061	2,723,373	2,734,434
Home equity loans	116	80	250	446	42,202	42,648
Home equity lines of credit	833	270	1,196	2,299	240,010	242,309
Installment	5	1	20	26	9,239	9,265

Total	$6,331	$747	$7,900	$14,978	$3,269,726	$3,284,704

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$46,292	$46,292
Other	-	-	-	-	413	413
Real estate mortgage - 1 to 4 family:
First mortgages	2,178	566	1,325	4,069	1,585,768	1,589,837
Home equity loans	21	-	-	21	13,621	13,642
Home equity lines of credit	236	-	51	287	177,210	177,497
Installment	22	11	83	116	3,636	3,752

Total	$2,457	$577	$1,459	$4,493	$1,826,940	$1,831,433

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$819	$-	$327	$1,146	$282,154	$283,300
Other	-	-	-	-	19,453	19,453
Real estate mortgage - 1 to 4 family:
First mortgages	6,736	962	7,432	15,130	4,309,141	4,324,271
Home equity loans	137	80	250	467	55,823	56,290
Home equity lines of credit	1,069	270	1,247	2,586	417,220	419,806
Installment	27	12	103	142	12,875	13,017

Total	$8,788	$1,324	$9,359	$19,471	$5,096,666	$5,116,137

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2024

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,189	$-	$329	$1,518	$226,253	$227,771
Other	-	-	14	14	19,130	19,144
Real estate mortgage - 1 to 4 family:
First mortgages	2,438	773	6,091	9,302	2,732,032	2,741,334
Home equity loans	15	22	318	355	42,741	43,096
Home equity lines of credit	401	-	1,267	1,668	234,271	235,939
Installment	18	19	69	106	9,779	9,885

Total	$4,061	$814	$8,088	$12,963	$3,264,206	$3,277,169

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$39,529	$39,529
Other	-	-	-	-	413	413
Real estate mortgage - 1 to 4 family:
First mortgages	2,037	629	1,773	4,439	1,585,790	1,590,229
Home equity loans	-	6	-	6	13,637	13,643
Home equity lines of credit	220	-	-	220	173,102	173,322
Installment	109	22	16	147	3,606	3,753

Total	$2,366	$657	$1,789	$4,812	$1,816,077	$1,820,889

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,189	$-	$329	$1,518	$265,782	$267,300
Other	-	-	14	14	19,543	19,557
Real estate mortgage - 1 to 4 family:
First mortgages	4,475	1,402	7,864	13,741	4,317,822	4,331,563
Home equity loans	15	28	318	361	56,378	56,739
Home equity lines of credit	621	-	1,267	1,888	407,373	409,261
Installment	127	41	85	253	13,385	13,638

Total	$6,427	$1,471	$9,877	$17,775	$5,080,283	$5,098,058

* Includes New York, New Jersey, Vermont and Massachusetts.

As of March 31, 2025, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications. As of March 31, 2025 and December 31, 2024, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

Index
The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of March 31, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$688	$-	$688
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	11,690	2,799	14,488
Home equity loans	427	93	520
Home equity lines of credit	2,679	243	2,922
Installment	139	3	142
Total non-accrual loans	15,623	3,138	18,760
Restructured real estate mortgages - 1 to 4 family	-	-	-
Total nonperforming loans	$15,623	$3,138	$18,760

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$329	$-	$329
Other	14	-	14
Real estate mortgage - 1 to 4 family:
First mortgages	11,586	3,368	14,954
Home equity loans	432	94	526
Home equity lines of credit	2,653	194	2,847
Installment	108	22	130
Total non-accrual loans	15,122	3,678	18,800
Restructured real estate mortgages - 1 to 4 family	-	-	-
Total nonperforming loans	$15,122	$3,678	$18,800

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$688	$-	$-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	12,743	1,744	-
Home equity loans	520	-	-
Home equity lines of credit	2,753	169	-
Installment	93	50	-
Total loans, net	$16,797	$1,963	$-

	As of December 31, 2024
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$329	$-	$-
Other	14	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,560	1,394	-
Home equity loans	526	-	-
Home equity lines of credit	2,724	123	-
Installment	112	18	-
Total loans, net	$17,265	$1,535	$-

The non-accrual balance of $2.0 million and $1.5 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of March 31, 2025 and December 31, 2024, respectively.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,023	47,307	276	50,606

Total ending allowance balance	$3,023	$47,307	$276	$50,606

Loans:
Individually evaluated for impairment	$786	$23,198	$92	$24,076
Collectively evaluated for impairment	301,967	4,777,169	12,925	5,092,061

Total ending loans balance	$302,753	$4,800,367	$13,017	$5,116,137

	As of December 31, 2024
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,420	46,636	192	50,248

Total ending allowance balance	$3,420	46,636	192	50,248

Loans:
Individually evaluated for impairment	$443	23,835	112	24,390
Collectively evaluated for impairment	286,414	4,773,728	13,526	5,073,668

Total ending loans balance	$286,857	4,797,563	13,638	5,098,058

Index
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$786	-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,276	-	-
Home equity loans	529	-	-
Home equity lines of credit	3,393	-	-
Installment	92	-	-
Total	$24,076	-	-

	As of December 31, 2024
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$429	-	-
Other	14	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,928	-	-
Home equity loans	535	-	-
Home equity lines of credit	3,372	-	-
Installment	112	-	-
Total	$24,390	-	-

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified. Interest income recognized on loans that are individually evaluated was not material during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and 2024 loans individually evaluated included approximately $7.1 million and $8.1 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 and 13 bankruptcy loans.

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

Index
The following table presents the amortized cost basis of loans at March 31, 2025 and 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended:
New York and other states*:	March 31, 2025		March 31, 2024
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	75	0.00%	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	122	0.05%	-	-
Installment	-	-	-	-

Total	$197	0.00%	$-	0.00%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	-	-	85	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$-	-	$85	0.00%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	75	0.00%	85	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	122	0.03%	-	-
Installment	-	-	-	-

Total	$197	0.00%	$85	0.00%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index

The Bank monitors the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table describes the performance of loans that have been modified as of March 31, 2025:

As of March 31, 2025

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	75	-	-	-	75
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	122	-	122
Installment	-	-	-	-	-

Total	$75	$-	$122	$-	$197

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$-	$-	$-	$-	$-

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	75	-	-	-	75
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	122	-	122
Installment	-	-	-	-	-

Total	$75	$-	$122	$-	$197

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
As of March 31, 2024

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$-	$-	$-	$-	$-

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	85	-	-	-	85
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$85	$-	$-	$-	$85

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	85	-	-	-	85
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$85	$-	$-	$-	$85

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended:
	March 31, 2025	March 31,2024
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	24	12
Home equity loans	-	-
Home equity lines of credit	24	-
Installment	-	-

Total	$48	$12

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	$-	$-

	Weighted	Weighted
	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	$-	$-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	24	12
Home equity loans	-	-
Home equity lines of credit	24	-
Installment	-	-

Total	$48	$12

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a loan modification was the borrower filing for bankruptcy protection. There were three loan modifications totaling $261 thousand for residential mortgages and one home equity line of credit loan totaling $122 thousand that defaulted during the three months ended March 31, 2025 which had been classified as a loan modification within the prior twelve months. These loans that defaulted were all payment delay modifications. There were no loans that defaulted during the three months ended March 31, 2024 which had been classified as a loan modification within the prior twelve months.

In situations where the Bank considers a loan modification, management determines whether the borrower is experiencing financial difficulty by performing an evaluation of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s underwriting policy.

Generally, the modification of the terms of loans is the result of the borrower filing for bankruptcy protection. Chapter 13 bankruptcies generally include the deferral of all past due amounts for a period of generally 60 months in accordance with the bankruptcy court order. In the case of Chapter 7 bankruptcies even though there is no modification of terms, the borrowers’ debt to the Company is discharged and they do not reaffirm the debt.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2025 and 2024.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2025 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$65,942	$-	$65,942	$-
State and political subdivisions	18	-	18	-
Mortgage backed securities and collateralized mortgage obligations - residential	219,333	-	219,333	-
Corporate bonds	24,779	-	24,779	-
Small Business Administration- guaranteed participation securities	13,683	-	13,683	-
Other securities	698	-	698	-

Total securities available for sale	$324,453	$-	$324,453	$-

	Fair Value Measurements at
	December 31, 2024 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$85,617	$-	$85,617	$-
State and political subdivisions	18	-	18	-
Mortgage backed securities and collateralized mortgage obligations - residential	213,128	-	213,128	-
Corporate bonds	44,581	-	44,581	-
Small Business Administration- guaranteed participation securities	14,141	-	14,141	-
Other securities	700	-	700	-

Total securities available for sale	$358,185	$-	$358,185	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2025 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,107	$-	$-	$2,107	Sales comparison approach	Adjustments for differences between comparable sales	N/A

Fair Value Measurements at
December 31, 2024 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,174	$-	$-	$2,174	Sales comparison approach	Adjustments for differences between comparable sales	0% - 39% (20%	)

Other real estate owned, that is carried at fair value less costs to sell was approximately $2.1 million as of March 31, 2025 and consisted of residential and commercial real estate properties. A valuation charge of $67 thousand is included in earnings for the three months ended March 31, 2025.

Of the total individually evaluated loans of $24.1 million as of March 31, 2025, there were no loans that were collateral dependent and were carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans as of March 31, 2025.  There were no gross charge-offs related to residential individually evaluated loans included in the table above.

Other real estate owned, which is carried at fair value less costs to sell, was approximately $2.2 million at December 31, 2024, and consisted of only residential real estate properties. A valuation charge of $350 thousand is included in earnings for the year ended December 31, 2024.

Of the total individually evaluated loans of $24.4 million at December 31, 2024, there are no loans that were collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2024. There were no gross charge-offs related to residential individually evaluated loans included in the table above.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at March 31, 2025 and December 31, 2024 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2025 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$756,137	756,137	-	-	756,137
Securities available for sale	324,453	-	324,453	-	324,453
Held to maturity securities	5,090	-	5,081	-	5,081
Federal Home Loan Bank stock	6,507	N/A	N/A	N/A	N/A
Net loans	5,065,531	-	-	4,607,167	4,607,167
Accrued interest receivable	14,005	830	1,203	11,972	14,005
Financial liabilities:
Demand deposits	793,306	793,306	-	-	793,306
Interest bearing deposits	4,703,364	2,641,788	2,050,803	-	4,692,591
Short-term borrowings	82,275	-	82,275	-	82,275
Accrued interest payable	3,665	223	3,442	-	3,665

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2024 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$641,812	641,812	-	-	641,812
Securities available for sale	358,185	-	358,185	-	358,185
Held to maturity securities	5,365	-	5,306	-	5,306
Federal Home Loan Bank stock	6,507	N/A	N/A	N/A	N/A
Net loans	5,047,810	-	-	4,589,822	4,589,822
Accrued interest receivable	13,194	271	1,317	11,606	13,194
Financial liabilities:
Demand deposits	762,101	762,101	-	-	762,101
Interest bearing deposits	4,628,882	2,579,123	2,038,200	-	4,617,323
Short-term borrowings	84,781	-	84,781	-	84,781
Accrued interest payable	3,817	216	3,601	-	3,817

Index
(7) Accumulated Other Comprehensive Loss

The following is a summary of the accumulated other comprehensive income loss balances, net of tax:

	Three months ended March 31, 2025
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive income-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	12/31/2024	Reclassifications	Loss	3/31/2025	3/31/2025

Net unrealized holding gain on securities available for sale, net of tax	$(21,713)	3,948	-	3,948	(17,765)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(3,414)	-	(219)	(219)	(3,633)

Accumulated other comprehensive income (loss), net of tax	$(3,861)	3,948	(219)	3,729	(132)

	Three months ended March 31, 2024
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	12/31/2023	Reclassifications	Loss	3/31/2024	3/31/2024

Net unrealized holding loss on securities available for sale, net of tax	$(23,899)	(1,378)	-	(1,378)	(25,277)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,814)	-	(148)	(148)	(2,962)

Accumulated other comprehensive loss, net of tax	$(13,237)	(1,378)	(148)	(1,526)	(14,763)

The following represents the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	Three months ended
	March 31,
	2025	2024	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$297	203	Salaries and employee benefits
Amortization of prior service cost	(3)	(3)	Salaries and employee benefits
Income tax benefit	(75)	(52)	Income taxes
Net of tax	219	148

Total reclassifications, net of tax	$219	148

Index
(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-Interest Income.  The following table presents the Company’s sources of non-Interest Income for the three months ended March 31, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended
	March 31,
	2025	2024
Non-interest income
Service Charges on Deposits
Overdraft fees	$680	$663
Other	532	511
Interchange Income	1,490	1,597
Wealth management fees	2,120	1,816
Other (a)	152	256

Total non-interest income	$4,974	$4,843

(a) Not within the scope of ASC 606.

A description of the Company’s revenue streams accounted in accordance with ASC 606 as follows:

Service charges on Deposit Accounts:    The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop payment charges, and wire fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

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

Wealth Management fees:    Trustco Wealth Management provides a comprehensive suite of trust and wealth management products and services, including financial and estate planning, trustee and custodial services, investment management, corporate retirement plan recordkeeping and administration of which a fee is charged to manage assets for investment or transact on accounts.  These fees are earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed over the period in which services are performed based on a percentage of the fair value of assets under management or administration.  Other services are based on a fixed fee for certain account types, or based on transaction activity and are recognized when services are rendered.  Fees are withdrawn from the customer’s account balance.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2025, the Company did not have any leases with terms of twelve months or less.

As of March 31, 2025, the Company did not have any leases for which the construction had not yet started. As of March 31, 2025, lease expiration dates ranged from 1 month to 19.5 years and have a weighted average remaining lease term of 8.2 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components, which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	March 31,
	2025	2024
Operating lease cost	$2,006	$2,097
Variable lease cost	632	606

Total Lease costs	$2,638	$2,703

(dollars in thousands)	Three months ended
	March 31,
	2025	2024
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,139	$2,124

Right-of-use assets obtained in exchange for lease obligations:	-	759

Weighted average remaining lease term	8.2 years	8.4 years
Weighted average discount rate	3.22%	3.12%

Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

(dollars in thousands)

Year ending
December 31,
2025(a)	$6,201
2026	7,456
2027	6,248
2028	5,060
2029	3,682
Thereafter	15,166
Total lease payments	$43,813
Less: Interest	5,489

Present value of lease liabilities	$38,324

(a)	Excluding the three months ended March 31, 2025.

Index
A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations.  Total lease payments from the Company to those entities, which are included in the table above, owed as of March 31, 2025, were $2.2 million, which includes interest in the amount of $219 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of March 31, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of March 31, 2025 and December 31, 2024, the most recent regulatory guidance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2025 and December 31, 2024:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of March 31, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	658,909	10.533%	5.000%	4.000%
Common equity tier 1 capital	658,909	18.660	6.500	7.000
Tier 1 risk-based capital	658,909	18.660	8.000	8.500
Total risk-based capital	703,154	19.913	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	652,668	10.618%	5.000%	4.000%
Common equity tier 1 capital	652,668	18.542	6.500	7.000
Tier 1 risk-based capital	652,668	18.542	8.000	8.500
Total risk-based capital	696,767	19.795	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of March 31, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	687,387	10.984%	4.000%
Common equity tier 1 capital	687,387	19.461	7.000
Tier 1 risk-based capital	687,387	19.461	8.500
Total risk-based capital	731,643	20.714	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	679,651	11.054%	4.000%
Common equity Tier 1 capital	679,651	19.303	7.000
Tier 1 risk-based capital	679,651	19.303	8.500
Total risk-based capital	723,762	20.556	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2025 and December 31, 2024 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

(11) New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact applying this standard will have on its income tax disclosures, and the adoption of ASU 2023-09 does not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03). ASU 2024-03 requires additional interim and annual disclosures that further disaggregate certain expense captions into specified categories in a separate note to the financial statements, as well as certain qualitative information describing amounts not separately disaggregated. ASU 2024-03 is effective for the Company in the annual period beginning on January 1, 2027 and interim periods beginning on January 1, 2028 and can be applied on either a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact of ASU 2024-03 to its disclosures.

Index

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of March 31, 2025, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2025 and March 31, 2024, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of December 31, 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.

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
May 9, 2025

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2025, with comparisons to the corresponding period in 2024, as applicable.  The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 14, 2025 (the “2024 Form 10-K”), should also be read in conjunction with this review.  Amounts in the prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Following this Management’s Discussion and Analysis is the table “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2025 and 2024.

Economic Overview
During the first quarter of 2025, financial markets got off to a good start and continued to rally for a time before market volatility began in February and continued through the rest of the quarter, resulting in declines in most of the financial indices.  For the first quarter of 2025, the S&P 500 Index was down 4.59%, Nasdaq was down 10.42%, and the Dow Jones Industrial Average was down 1.28% compared to the fourth quarter of 2024.  The 10‑year Treasury bond averaged 4.45% during Q1 2025 compared to 4.28% in Q4 2024, an increase of 17 basis points.  The 2‑year Treasury bond average remained flat at 4.15%, and the spread between the 10‑year and the 2-year Treasury bonds increased from 0.13% on average in Q4 2024 to 0.30% in Q1 2025.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer term rates.  During the first quarter of 2025 Federal Funds rate remained flat at a range of 5.25% to 5.50% as of March 31, 2025.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q1/24	Beg of Q1	5.40	4.23	3.84	3.88	-0.35
	Peak	5.49	4.73	4.36	4.34	-0.14
	Trough	5.42	4.14	3.80	3.87	-0.44
	End of Q1	5.46	4.59	4.21	4.20	-0.39
	Average in Q1	5.45	4.48	4.12	4.16	-0.33

Q2/24	Beg of Q2	5.46	4.59	4.21	4.20	-0.39
	Peak	5.52	5.04	4.72	4.70	-0.24
	Trough	5.41	4.65	4.22	4.20	-0.47
	End of Q2	5.50	4.71	4.32	4.32	-0.39
	Average in Q2	5.47	4.83	4.47	4.45	-0.38

Q3/24	Beg of Q3	5.50	4.71	4.32	4.32	-0.39
	Peak	5.47	4.77	4.44	4.48	0.26
	Trough	4.68	3.49	3.41	3.63	-0.35
	End of Q3	4.73	3.66	3.58	3.81	0.15
	Average in Q3	5.23	4.04	3.80	3.95	-0.09

Q4/24	Beg of Q4	4.73	3.66	3.58	3.81	0.15
	Peak	4.77	4.37	4.45	4.62	0.33
	Trough	4.31	3.61	3.51	3.74	0.02
	End of Q4	4.37	4.25	4.38	4.58	0.33
	Average in Q4	4.58	4.15	4.12	4.28	0.13

Q1/25	Beg of Q1	4.37	4.25	4.38	4.58	0.33
	Peak	4.37	4.40	4.61	4.79	0.41
	Trough	4.30	3.89	3.96	4.16	0.20
	End of Q1	4.32	3.89	3.96	4.23	0.34
	Average in Q1	4.34	4.15	4.25	4.45	0.30

We are entering a period of heightened economic uncertainty as markets have been adjusting to changes in tariff policies. Tariffs have the potential to increase inflation, and it is unknown if that would have a transitory or longer lasting impact. On the national employment side, the data has held up well, although unemployment has ticked up modestly to 4.2%. Federal Reserve speakers, including Chairman Powell, have stated they can be patient at current inflation and unemployment levels to see how policy changes start to impact the data. Economic data remains mixed. Manufacturing continues to contract while the services sector expands, albeit at a slower pace than the previous two quarters. U.S. consumer spending appears to be slowing down. Focusing on backwards looking data, there are signs of a slowdown. Coupling that with forward looking expectations based on the uncertainty from tariffs, economists are evaluating the possibility of the U.S. entering a recession in the second half of 2025.

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

Financial Overview
TrustCo recorded net income of $14.3 million, or $0.75 of diluted earnings per share, for the three months ended March 31, 2025, compared to net income of $12.1 million, or $0.64 of diluted earnings per share, in the same period in 2024.  Return on average assets was 0.93% and 0.80%, respectively, for the three months ended March 31, 2025 and 2024.  Return on average equity was 8.49% and 7.54%, respectively, for the three months ended March 31, 2025 and 2024.

The primary factors accounting for the change in net income for the three months ended March 31, 2025 compared to the same period of the prior year were:

•	An increase of $3.8 million, or 10.4%, in GAAP net interest income compared to the first quarter of 2024 primarily as a result of an increase in interest and fees on loans.

•	A decrease of $300 thousand in provision for credit losses for the first quarter of 2025 compared to the first quarter 2024.

•	An increase of $131 thousand in noninterest income for the first quarter of 2025 compared to the first quarter of 2024.

•	Partially offset by an increase of $1.4 million in noninterest expense for the first quarter 2025 compared to the first quarter 2024.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the 2024 Form 10-K is a description of the effect that continued elevated interest rates had on the results for the year 2024 compared to 2023.  Many of the same market factors discussed in the 2024 Form 10-K continued to have an impact on results through the first quarter of 2025.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  During the first quarter of 2025 Federal Funds rate remained flat at a range of 5.25% to 5.50% as of March 31, 2025.

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

TrustCo’s principal loan products are residential real estate loans.  Most of TrustCo’s residential real estate loans carry a fixed rate of interest. As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield was up 17 basis points, on average, during the first quarter of 2025 compared to the fourth quarter of 2024, and it was up 29 basis points as compared to the first quarter of 2024.

While TrustCo has been affected by changes in financial markets over time, management believes that the impacts have been mitigated by the Company’s generally conservative approach to banking.  The Company utilizes a traditional underwriting process in evaluating loan applications, and since originated loans are retained in the portfolio, there is a strong incentive to be conservative in making credit decisions.  For additional information concerning TrustCo’s loan portfolio and nonperforming loans, please refer to the discussions under “Loans” and “Nonperforming Assets,” respectively.  Further, the Company does not rely on borrowed funds to support its assets and maintains a significant level of liquidity on the asset side of the Statement of Financial Condition.  Management believes that these characteristics provide the Company with increased flexibility and stability during periods of market disruption and interest rate volatility.

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

For the first quarter of 2025, the net interest margin was 2.64%, up 20 basis points versus the prior year’s first quarter.  The quarterly results reflect the following significant factors:

•	The average balance of securities available for sale decreased by $107.4 million and the average yield increased 12 basis points to 2.62%.

•	The average balance of Federal funds sold and other short-term investments increased $116.0 million; however the average yield decreased 100 basis points to 4.45%.

•	The average loan portfolio grew by $104.7 million to $5.11 billion and the average yield increased 21 basis points to 4.19% in the first quarter of 2025 compared to the same period in 2024.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $57.7 million and the average rate paid decreased 7 basis points to 1.92% in the first quarter of 2025 compared to the same period in 2024.

During the first quarter of 2025, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive core deposit products coupled with short term time accounts.  We believe that this strategy has sustained TrustCo’s strong liquidity position and continues to allow us to cross sell products to new and existing relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.99 billion in the first quarter of 2024 to $6.11 billion in the same period of 2025 with an average yield of 4.13% in the first quarter of 2025 and 3.99% in the first quarter of 2024.  The mix of assets invested in securities available for sale decreased while Federal Funds sold and other short-term investments and loans increased over the prior year period.  Interest income on average earning assets increased $3.1 million in the first quarter of 2025 from the prior year period. This increase was primarily driven by an increase in interest income on loans due to higher interest rates on loan originations over the last year.

Index
Loans
The average balance of loans was $5.11 billion in the first quarter of 2025 up from $5.01 billion in the comparable period in 2024.  The yield on loans also increased 21 basis points to 4.19%.

Compared to the first quarter of 2024, the average balance of residential mortgage loans, commercial loans, and home equity loans all increased, while installment loans decreased.  The average balance of residential mortgage loans was $4.39 billion in 2025 compared to $4.36 billion in 2024, an increase of 0.6%.  The average yield on residential mortgage loans increased by 18 basis points to 3.89% in the first quarter of 2025 compared to 2024, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors, including rates on Treasury securities, the Federal Funds target rate and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, and no escrow or mortgage insurance requirements for qualified borrowers.  Assuming a continued decline in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $20.7 million to an average balance of $297.9 million in the first quarter of 2025 compared to the same period in the prior year.  The average yield on this portfolio was up 31 basis points to 5.59% compared to the prior year period, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield and variable rate loans repricing.  The Company has sought to remain selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in some cases compared to that of prior periods.

The average yield on home equity credit lines increased 8 basis points to 6.30% during the first quarter of 2025 compared to the prior year period.  The average balances of home equity lines increased 17.3% to $414.0 million in the first quarter of 2025 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2025 was $369.9 million compared to $477.4 million for the comparable period in 2024.  The decrease in the balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases.  The average yield was 2.62% for the first quarter of 2025 compared to 2.50% for the first quarter of 2024.  The increase in average yield is a result of higher yields on bonds purchased as well as lower rate bonds maturing since the prior year quarter. This portfolio is primarily comprised of agency issued residential mortgage-backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

Index
The net unrealized loss in the available for sale securities portfolio was $24.0 million as of March 31, 2025 compared to a net unrealized loss of $29.3 million as of December 31, 2024.  The decrease in the net unrealized losses in the portfolio is the result of the current interest rate environment.

Held to Maturity Securities
The average balance of held to maturity securities was $5.2 million for the first quarter of 2025 compared to $6.3 million in the first quarter of 2024.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.34% for the first quarter of 2025 compared to 4.30% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The net unrecognized loss in the held to maturity securities portfolio was $9 thousand as of March 31, 2025 compared to a net unrecognized loss of $59 thousand as of December 31, 2024.  The decrease in the net unrecognized losses in the portfolio is the result of changes in market interest rate levels.

As of March 31, 2025, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2025 first quarter average balance of Federal Funds sold and other short-term investments was $613.6 million, a $116.0 million increase from the $497.7 million average for the same period in 2024, primarily due to an increase in deposits and funds from maturing securities which have not yet been deployed.  The yield was 4.45% for the first quarter of 2025 and 5.45% for the comparable period in 2024.  Interest income from this portfolio decreased $18 thousand from the prior year period.  While the average balances increased year over year, the decrease in the Federal Funds target rate resulted in a decrease in interest income over the same period in the prior year.

The Federal Funds sold and other short-term investments portfolio is utilized to generate additional interest income and liquidity as funds are waiting to be deployed into the loan and securities portfolios.

Funding Opportunities
TrustCo utilizes various funding sources to support its earning asset portfolio.  The vast majority of the Company’s funding comes from traditional deposit vehicles such as savings, demand deposit, interest-bearing checking, money market and time deposit accounts.

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $67.8 million to $4.65 billion for the first quarter of 2025 versus the first quarter in the prior year, and the average rate paid decreased from 2.02% for 2024 to 1.94% for 2025.  Total interest expense on these deposits decreased $707 thousand to $22.3 million in the first quarter of 2025 compared to the year earlier period.  From the first quarter of 2024 to the first quarter of 2025, interest bearing checking account average balances were up 4.9%, certificates of deposit average balances were up 8.7%, non‑interest demand average balances were up 4.9%, average savings balances decreased 6.0% and money market balances were down 13.9%.  Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

Index
As of March 31, 2025, the maturity of total time deposits was as follows:

(dollars in thousands)

Under 1 year	$1,877,201
1 to 2 years	88,706
2 to 3 years	94,188
3 to 4 years	949
4 to 5 years	479
Over 5 years	53
$2,061,576

As of March 31, 2025 and December 31, 2024, approximately $1.16 billion and $1.11 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Average short-term borrowings for the first quarter of 2025 were $83.2 million compared to $93.3 million in the same period in 2024.  The decrease in the average balance from the prior year period is primarily a result of a shift of funds into time deposits.  The average rate remained flat at 0.88% in each of the first quarters of 2024 and 2025.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.  As of March 31, 2025 the Company also has borrowing capacity of $928 million available with the FHLBNY. The borrowings capacity is secured by the loans pledged by the Company. As of March 31, 2025 and 2024, the Company had no outstanding borrowings with the FHLBNY.

Net Interest Income
Net interest income was up $3.8 million from $36.6 million in the first quarter of 2024 to $40.4 million in the first quarter of 2025, driven by loan growth at higher interest rates and less interest expense on deposit products, partially offset by lower investment interest income and a decrease in interest on federal funds sold and other short-term investments.  The net interest spread was up 21 basis points to 2.21% in the first quarter of 2025 compared to the same period in 2024.  As previously noted, the net interest margin was up 20 basis points to 2.64% for the first quarter of 2025 compared to the same period in 2024.   Yields on earning assets increased in the first quarter of 2025 compared to the first quarter of 2024, and rates on interest-bearing liabilities decreased causing margin expansion. The Federal Reserve’s decision regarding whether to cut or hold rates in upcoming meetings will have an effect on the Company’s ability to decrease deposit costs which should help margin in future quarters.  During the first quarter of 2025, the Company has been able to lower the rates offered on our time deposits while continuing to retain and grow that product.  This is expected bring down the cost of time deposits over time.

Index
Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2025:

Nonperforming loans and foreclosed real estate: Total NPLs were $18.8 million as of both March 31, 2025 and December 31, 2024.  There were no loans as of March 31, 2025 and December 31, 2024 that were past due 90 days or more and still accruing interest.

As of March 31, 2025, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $18.8 million as of March 31, 2025, $17.9 million were residential real estate loans, $688 thousand were commercial loans and mortgages and $142 thousand were installment loans, compared to $18.3 million, $343 thousand and $130 thousand, respectively, at December 31, 2024.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net charge-offs were $41 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2025 as compared to net recoveries of $78 thousand in the first quarter of 2024.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its branch franchise area.  As of March 31, 2025, 64.2% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.8% were in Florida.  Those figures compare to 64.3% and 35.7%, respectively at December 31, 2024.

Index
Economic conditions vary widely by geographic location.   As a percentage of the total nonperforming loans as of March 31, 2025, 16.7% were to Florida borrowers, compared to 83.3% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2025, New York and surrounding areas experienced net charge-offs of approximately $41 thousand, and Florida experienced net recoveries of $299 thousand.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2025, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications to borrowers experiencing financial difficulty.  There were $786 thousand of commercial mortgages and commercial loans classified as individually evaluated as of March 31, 2025 compared to $443 thousand at December 31, 2024.  There were $23.2 million of individually evaluated residential loans as of March 31, 2025 compared to $23.8 million at December 31, 2024.

As of March 31, 2025 and December 31, 2024 the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

As of March 31, 2025 there was $2.1 million of foreclosed real estate compared to $2.2 million at December 31, 2024.

Allowance for credit losses on loans: As of March 31, 2025, the Company utilized the Baseline scenario model of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the baseline scenario, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the baseline scenario utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

In the first quarter of 2025, the Company recorded a provision for credit losses of $300 thousand, which is the result of a provision for credit losses on loans of $100 thousand, and provision for credit losses on unfunded commitments of $200 thousand.    The increase in the ACLL during the first quarter of 2025 was primarily a result of loan growth.  The increase in the provision for credit losses on unfunded commitments is a result of an increase in unfunded loan commitments.

See Note 5 of the financial statements for additional discussion related to the process for determining the provision for credit losses.

Index
The allocation of the allowance for credit losses on loans as follows:

(dollars in thousands)	As of March 31, 2025		As of December 31, 2024
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial	$2,780	5.44%	$3,195	5.25%
Real estate - construction	333	0.66%	328	0.58%
Real estate mortgage - 1 to 4 family	41,377	85.44%	40,866	85.87%
Home equity lines of credit	5,840	8.21%	5,667	8.03%
Installment Loans	276	0.25%	192	0.27%
	$50,606	100.00%	$50,248	100.00%

As of March 31, 2025, the allowance for credit losses on loans was $50.6 million, compared $50.2 million at December 31, 2024.  The allowance represents 0.99% of the loan portfolio as of March 31, 2025 and December 31, 2024. The coverage ratio, or the allowance for credit losses on loans to NPLs, was 269.8% and 267.3% as of March 31, 2025 and December 31, 2024, respectively.

Net recoveries for the three-month period ended March 31, 2025 were $258 thousand and $42 thousand for the prior year period.

During the first quarter of 2025, there were $4 thousand of commercial loan charge-offs, $80 thousand of residential loan charge-offs, and $40 thousand of consumer loan charge-offs compared with no commercial loan charge-offs, $117 thousand of residential loan charge-offs and $44 thousand of consumer loan charge-offs in the first quarter of 2024.  During the first quarter of 2025 there were $320 thousand of commercial loan recoveries, $41 thousand of residential mortgage loan recoveries, and $21 thousand of consumer loan recoveries, compared to no commercial loan recoveries, $195 thousand for residential mortgage loan recoveries, and $8 thousand of consumer loan recoveries in the first quarter of 2024.

The following table presents the net charge-off ratio for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31:
	2025	2024
Commercial	-0.11%	0.00%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	0.15%	0.22%
Total	-0.01%	0.00%

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

Using this model, the fair value of capital projections as of March 31, 2025 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2025.  The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase or decrease by 100 bp, 200 bp, 300 bp and 400 bp.

Estimated Percentage of
Fair value of Capital to
As of March 31, 2025	Fair value of Assets
+400 BP	20.60%
+300 BP	21.00
+200 BP	21.30
+100 BP	22.90
Current rates	23.50
-100 BP	23.10
-200 BP	21.90
-300 BP	20.10
-400 BP	17.00

Noninterest Income
Total noninterest income for the first quarter of 2025 and 2024 was $5.0 million and $4.8 million, respectively.  The increase over the same period in the prior year was primarily related to an increase of $304 thousand in Trustco financial services income in the first quarter of 2025 as compared to the year-ago period, primarily as a result of higher market values of assets under management.  The fair value of assets under management was $1.3 billion as of March 31, 2025, $1.2 billion as of December 31, 2024 and $1.0 billion as of March 31, 2024.

Index
Noninterest Expenses
Total noninterest expenses were $26.3 million for the three months ended March 31, 2025, compared to $24.9 million for the three months ended March 31, 2024, representing an increase of 5.7%.  Significant changes included increases in salaries and employee benefits, equipment expense, professional services, outsourced services, and other expenses.  Full time equivalent headcount decreased from 761 as of March 31, 2024 to 740 as of March 31, 2025 and represents a normal fluctuation of headcount.

Income Taxes
In the first quarter of 2025, TrustCo recognized income tax expense of $4.4 million compared to $3.8 million for the first quarter of 2024.  The effective tax rates were 23.7% and 23.8%, respectively, for the first quarters of 2025 and 2024.

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

Total shareholders’ equity as of March 31, 2025 was $687.8 million compared to $676.3 million as of December 31, 2024.  TrustCo declared a dividend of $0.36 per share in the first quarter of 2025.  This results in a dividend payout ratio of 47.97% based on first quarter 2025 earnings of $14.3 million.

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

Index
The Bank and the Company reported the following capital ratios as of March 31, 2025 and December 31, 2024:
(Bank Only)				Minimum for
				Capital Adequacy plus
	As of March 31, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	658,909	10.533%	5.000%	4.000%
Common equity tier 1 capital	658,909	18.660	6.500	7.000
Tier 1 risk-based capital	658,909	18.660	8.000	8.500
Total risk-based capital	703,154	19.913	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	652,668	10.618%	5.000%	4.000%
Common equity tier 1 capital	652,668	18.542	6.500	7.000
Tier 1 risk-based capital	652,668	18.542	8.000	8.500
Total risk-based capital	696,767	19.795	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of March 31, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	687,387	10.984%	4.000%
Common equity tier 1 capital	687,387	19.461	7.000
Tier 1 risk-based capital	687,387	19.461	8.500
Total risk-based capital	731,643	20.714	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	679,651	11.054%	4.000%
Common equity Tier 1 capital	679,651	19.303	7.000
Tier 1 risk-based capital	679,651	19.303	8.500
Total risk-based capital	723,762	20.556	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The March 31, 2025 and December 31, 2024 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, as of March 31, 2025, Trustco’s consolidated equity to total assets ratio was 10.85% compared to 10.84% at December 31, 2024.

As of March 31, 2025, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current capital conservation buffer taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 4%, 7%, 8.5%, and 10.5% respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  As of March 31, 2025 and December 31, 2024, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 47.97% of net income for the first quarter of 2025 and 56.48% of net income for the first quarter of 2024.  The per-share dividend paid in the first quarter of 2025, the fourth quarter of 2024, and the first quarter of 2024 was $0.36. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 6,005 participants.  The DRP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Share Repurchase Program
On March 18, 2025 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 1,000,000 shares, or approximately 5% of its currently outstanding common stock.  There were no share repurchases during the three months ended March 31, 2025.

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

During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2024 Form 10-K other than what is set forth immediately below.

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
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $18.8 million in 2025 and $25.6 million in 2024.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	March 31, 2025			March 31, 2024

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$74,680	$596	3.19%	$125,973	$906	2.88%	$(310)	$(870)	$560
Mortgage backed securities and collateralized mortgage obligations-residential	239,509	1,483	2.46%	258,814	1,494	2.30%	(11)	(443)	432
State and political subdivisions	18	-	6.77%	26	-	6.90%	-	-	-
Corporate bonds	40,019	260	2.60%	73,625	476	2.59%	(216)	(236)	20
Small Business Administration-guaranteed participation securities	15,003	81	2.15%	18,224	100	2.20%	(19)	(17)	(2)
Other	699	7	4.01%	696	3	1.72%	4	-	4

Total securities available for sale	369,928	2,427	2.62%	477,358	2,979	2.50%	(552)	(1,566)	1,014

Federal funds sold and other short-term Investments	613,646	6,732	4.45%	497,652	6,750	5.45%	(18)	5,581	(5,599)

Held to maturity securities:

Mortgage backed securities and collateralized mortgage obligations-residential	5,233	57	4.34%	6,329	68	4.30%	(11)	(15)	4

Total held to maturity securities	5,233	57	4.34%	6,329	68	4.30%	(11)	(15)	4

Federal Reserve Bank and Federal Home Loan Bank stock	6,507	151	9.28%	6,203	152	9.80%	(1)	30	(31)

Commercial loans	297,926	4,165	5.59%	277,183	3,661	5.28%	504	283	221
Residential mortgage loans	4,385,646	42,614	3.89%	4,359,476	40,415	3.71%	2,199	244	1,955
Home equity lines of credit	413,981	6,435	6.30%	353,004	5,464	6.22%	971	905	66
Installment loans	12,967	236	7.37%	16,128	264	6.58%	(28)	(176)	148

Loans, net of unearned income	5,110,520	53,450	4.19%	5,005,791	49,804	3.98%	3,646	1,256	2,390

Total interest earning assets	6,105,834	62,817	4.13%	5,993,333	59,753	3.99%	3,064	5,286	(2,222)

Allowance for credit losses on loans	(50,475)			(48,824)
Cash & non-interest earning assets	201,154			185,230

Total assets	$6,256,513			$6,129,739

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	1,038,218	558	0.22%	$990,130	$240	0.10%	318	12	306
Money market accounts	469,070	1,989	1.72%	544,687	2,342	1.73%	(353)	(339)	(14)
Savings	1,089,358	734	0.27%	1,158,558	712	0.25%	22	(210)	232
Time deposits	2,054,494	18,983	3.75%	1,889,929	19,677	4.19%	(694)	7,223	(7,917)

Total interest bearing deposits	4,651,140	22,264	1.94%	4,583,304	22,971	2.02%	(707)	6,686	(7,393)
Short-term borrowings	83,207	180	0.88%	93,316	204	0.88%	(24)	(26)	2

Total interest bearing liabilities	4,734,347	22,444	1.92%	4,676,620	23,175	1.99%	(731)	6,660	(7,391)

Demand deposits	761,800			726,299
Other liabilities	78,748			80,158
Shareholders’ equity	681,618			$646,662

Total liabilities and shareholders’ equity	$6,256,513			6,129,739

Net interest income		40,373			36,578		$3,795	$(1,374)	$5,169

Net interest spread			2.21%			2.00%

Net interest margin (net interest income
to total interest earning assets)			2.64%			2.44%

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the 2024 Form 10-K, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2025 and 2024 the Company continues to strive to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2025, the Company had an average balance of Federal Funds sold and other short-term investments of $613.6 million compared to $497.7 million in the first quarter of 2024.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.”  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

An investment in the Company involves risks, including the risks discussed in Item 1A. “Risk Factors” of the Company’s 2024 Form 10-K, which risk factors have not materially changed except as set forth below. The risk factors below supersede the similarly captioned risk factors set forth in the 2024 Form 10-K and supplement the other risk factors in the 2024 Form 10-K. The risk factors below reflect modifications to the nature of the risks that have developed since the date on which the 2024 Form 10-K was filed.

Our business may be adversely affected by the prevalence of fraud and other financial crimes.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customers’ information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Consistent with industry trends, we have also experienced attempted electronic fraudulent activity in recent periods. Given such electronic fraudulent activity and the growing level of use of electronic, internet-based and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place. Nationally, reported incidents of fraud and other financial crimes have increased. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended March 31, 2025:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2025 through January 31, 2025	-	$-	-	186,000
February 1, 2025 through February 28, 2025	-	-	-	186,000
March 1, 2025 through March 31, 2025	-	-	-	1,000,000
Total	-	$-	-	1,000,000

(1)
On March 18, 2025 the Company’s Board of Directors authorized, and the Company announced, another share repurchase program of up to 1,000,000 shares, or approximately 5% of its currently outstanding common stock.  The share repurchase program will expire on March 4, 2026. There were no repurchases during the three months ended March 31, 2025.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 9, 2025