Form 10-Q
period 2025-06-30
TRUSTCO BANK CORP N Y
filed 2025-08-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission File Number 000-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK	12302
(Address of principal executive offices)	(Zip Code)

(518) 377-3311
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TRST	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of July 31, 2025
$1.00 Par Value	18,851,014

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
In addition to factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2024, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.  Additionally, many of these risks and uncertainties are currently elevated by and may or will continue to be heightened by volatility in financial markets and macroeconomic or geopolitical concerns related to ongoing inflation, changes in United States and foreign trade policy, continued elevated interest rates and ongoing armed conflicts (such as the Russia/Ukraine conflict).

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

Index
 Risks Related to Market Conditions

•	a prolonged economic downturn, especially one affecting our geographic market areas, will adversely affect our operations and financial results;
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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Interest and dividend income:
Interest and fees on loans	$54,557	$50,660	$108,007	$100,464
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	614	909	1,210	1,815
State and political subdivisions	-	1	-	1
Mortgage-backed securities and collateralized mortgage obligations - residential	1,613	1,451	3,096	2,945
Corporate bonds	210	362	470	838
Small Business Administration-guaranteed participation securities	75	94	156	194
Other securities	8	2	15	5
Total interest and dividends on securities available for sale	2,520	2,819	4,947	5,798

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	54	65	111	133
Total interest on held to maturity securities	54	65	111	133

Federal Home Loan Bank stock	129	147	280	299
Interest on federal funds sold and other short-term investments	7,212	6,894	13,944	13,644
Total interest income	64,472	60,585	127,289	120,338

Interest expense:
Interest on deposits:
Interest-bearing checking	536	288	1,094	528
Savings accounts	733	675	1,467	1,387
Money market deposit accounts	2,086	2,228	4,075	4,570
Time deposits	19,195	19,400	38,178	39,077
Interest on short-term borrowings	176	206	356	410
Total interest expense	22,726	22,797	45,170	45,972

Net interest income	41,746	37,788	82,119	74,366
Provision for credit losses	650	500	950	1,100
Net interest income after provision for credit losses	41,096	37,288	81,169	73,266

Noninterest income:
Trustco financial services income	1,818	1,609	3,938	3,425
Fees for services to customers	2,266	2,399	4,911	5,144
Net gains on equity securities	-	1,360	-	1,360
Other	768	283	977	565
Total noninterest income	4,852	5,651	9,826	10,494

Noninterest expenses:
Salaries and employee benefits	11,876	12,520	23,770	23,947
Net occupancy expense	4,518	4,375	9,072	8,986
Equipment expense	1,918	1,990	3,862	3,728
Professional services	1,886	1,570	3,612	3,030
Outsourced services	2,460	2,755	5,160	5,256
Advertising expense	304	466	665	874
FDIC and other insurance	1,136	797	2,324	1,891
Other real estate expense, net	522	16	550	90
Other	1,603	1,970	3,537	3,560
Total noninterest expenses	26,223	26,459	52,552	51,362

Income before taxes	19,725	16,480	38,443	32,398
Income taxes	4,686	3,929	9,129	7,721

Net income	$15,039	$12,551	$29,314	$24,677

Net income per share:
- Basic	$0.79	$0.66	$1.54	$1.30

- Diluted	$0.79	$0.66	$1.54	$1.30

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$15,039	$12,551	$29,314	$24,677

Net unrealized holding gain (loss) on securities available for sale	3,159	860	8,485	(1,012)
Tax effect	(823)	(218)	(2,201)	276

Net unrealized gain (loss) on securities available for sale, net of tax	2,336	642	6,284	(736)

Amortization of net actuarial gain	(737)	(202)	(1,034)	(405)
Amortization of prior service cost	4	3	7	6
Tax effect	192	52	267	104
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(541)	(147)	(760)	(295)

Other comprehensive income (loss), net of tax	1,795	495	5,524	(1,031)
Comprehensive income	$16,834	$13,046	$34,838	$23,646

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS:

Cash and due from banks	$45,218	$47,364
Federal funds sold and other short term investments	668,373	594,448
Total cash and cash equivalents	713,591	641,812

Securities available for sale	336,566	358,185
Held to maturity securities ($4,844 and $5,306 fair value at June 30, 2025 and December 31, 2024, respectively)	4,836	5,365

Federal Home Loan Bank stock	6,601	6,507
Loans, net of deferred costs	5,156,701	5,098,058
Less:
Allowance for credit losses on loans	51,265	50,248
Net loans	5,105,436	5,047,810

Bank premises and equipment, net	38,129	33,782
Operating lease right-of-use assets	36,322	36,627
Other assets	106,894	108,656

Total assets	$6,348,375	$6,238,744

LIABILITIES:
Deposits:
Demand	$784,351	$762,101
Interest-bearing checking	1,045,043	1,027,540
Savings accounts	1,082,489	1,086,534
Money market deposit accounts	467,087	465,049
Time deposits	2,111,344	2,049,759
Total deposits	5,490,314	5,390,983

Short-term borrowings	82,370	84,781
Operating lease liabilities	39,350	40,159
Accrued expenses and other liabilities	43,536	46,478

Total liabilities	5,655,570	5,562,401

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,097,152 shares issued at both June 30, 2025 and December 31, 2024, and 18,851,014 and 19,019,749 shares outstanding at June 30, 2025 and December 31, 2024, respectively	20,097	20,097
Surplus	259,490	258,874
Undivided profits	462,158	446,503
Accumulated other comprehensive income (loss), net of tax	1,663	(3,861)
Treasury stock at cost - 1,246,138 and 1,077,403 shares at June 30, 2025 and December 31, 2024, respectively	(50,603)	(45,270)

Total shareholders’ equity	692,805	676,343

Total liabilities and shareholders’ equity	$6,348,375	$6,238,744

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2024	$20,058	$257,181	$425,069	$(13,237)	$(43,786)	$645,285

Net income	-	-	12,126	-	-	12,126
Other comprehensive loss, net of tax	-	-	-	(1,526)	-	(1,526)
Stock Based Compensation Expense	-	154	-	-	-	154
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2024	$20,058	$257,335	$430,346	$(14,763)	$(43,786)	$649,190

Net income	-	-	12,551	-	-	12,551
Other comprehensive income, net of tax	-	-	-	495	-	495
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)
Purchase of treasury stock 14,000 shares	-	-	-	-	(374)	(374)
Stock Based Compensation Expense	-	155	-	-	-	155

Ending balance, June 30, 2024	$20,058	$257,490	$436,048	$(14,268)	$(44,160)	$655,168

Beginning balance, January 1, 2025	$20,097	$258,874	$446,503	$(3,861)	$(45,270)	$676,343

Net income	-	-	14,275	-	-	14,275
Other comprehensive income, net of tax	-	-	-	3,729	-	3,729
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,847)	-	-	(6,847)

Ending balance, March 31, 2025	$20,097	$259,182	$453,931	$(132)	$(45,270)	$687,808

Net income	-	-	15,039	-	-	15,039
Other comprehensive income, net of tax	-	-	0	1,795	-	1,795
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,812)	-	-	(6,812)
Purchase of treasury stock 168,735 shares	-	-	-	-	(5,333)	(5,333)

Ending balance, June 30, 2025	$20,097	$259,490	$462,158	$1,663	$(50,603)	$692,805

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)
	Six months ended June 30,
	2025	2024

Cash flows from operating activities:
Net income	$29,314	$24,677

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,318	2,130
Amortization of right-of-use asset	3,335	3,317
Net gain on sale of other real estate owned	(40)	-
Writedown of other real estate owned	547	-
Provision for credit losses	950	1,100
Deferred tax expense	2,315	1,094
Net amortization of securities	477	627
Stock based compensation expense	616	309
(Increase) Decrease in taxes receivable	(7,252)	4,180
Increase in interest receivable	(772)	(966)
Increase (Decrease) in interest payable	448	(167)
Increase in other assets	(1,215)	(2,822)
Decrease in operating lease liabilities	(3,839)	(3,596)
Increase in accrued expenses and other liabilities	1,130	99
Total adjustments	(982)	3,938
Net cash provided by operating activities	28,332	28,615

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	24,364	20,494
Proceeds from paydowns of held to maturity securities	512	516
Purchases of securities available for sale	(54,770)	(20,000)
Proceeds from maturities of securities available for sale	60,050	55,000
Purchases of Federal Home Loan Bank stock	(94)	(304)
Net increase in loans	(58,376)	(37,547)
Proceeds from dispositions of other real estate owned	531	68
Purchases of bank premises and equipment	(6,665)	(1,611)
Net cash (used in) provided by investing activities	(34,448)	16,645

Cash flows from financing activities:
Net (decrease) increase in deposits	99,331	(73,810)
Net change in short-term borrowings	(2,411)	730
Purchases of treasury stock	(5,333)	(374)
Dividends paid	(13,692)	(13,697)
Net cash provided by financing activities	77,895	(87,151)
Net decrease in cash and cash equivalents	71,779	(41,891)
Cash and cash equivalents at beginning of period	641,812	578,004
Cash and cash equivalents at end of period	$713,591	$536,113

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$44,722	$46,139
Income taxes paid	6,598	3,559
Other non cash items:
Transfer of loans to other real estate owned	-	2,208
Decrease in dividends payable	(33)	-
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	8,485	(1,012)
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	(2,201)	276
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(1,027)	(399)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	267	104

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)
(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2025 is not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024, and the cash flows for the six months ended June 30, 2025 and 2024.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.  Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The accounting policies of the Company, as applied in the unaudited consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2025 and 2024 is as follows:

(in thousands, except per share data)	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$15,039	$12,551	$29,314	$24,677
Weighted average common shares	18,965	19,022	18,992	19,023
Effect of Dilutive Securities:
Stock Options and Restricted Stock Units	29	11	27	10
Weighted average common shares including potential dilutive shares	18,994	19,033	19,019	19,033

Basic EPS	$0.79	$0.66	$1.54	$1.30

Diluted EPS	$0.79	$0.66	$1.54	$1.30

For both the three and six months ended June 30, 2025 there were approximately 8 thousand weighted average anti-dilutive stock options excluded from diluted earnings per share. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock for the periods presented.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and six months ended June 30, 2025 and 2024 for its pension and other post-retirement benefit plans:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2025	2024	2025	2024

Service cost	$-	$-	$4	$4
Interest cost	304	289	87	72
Expected return on plan assets	(960)	(762)	(381)	(332)
Amortization of net gain	(461)	(19)	(276)	(183)
Amortization of prior service cost	-	-	4	3
Net periodic benefit	$(1,117)	$(492)	$(562)	$(436)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2025	2024	2025	2024

Service cost	$-	$-	$9	$9
Interest cost	593	578	173	144
Expected return on plan assets	(1,723)	(1,524)	(762)	(663)
Amortization of net gain	(482)	(38)	(552)	(367)
Amortization of prior service cost	-	-	7	6
Net periodic benefit	$(1,612)	$(984)	$(1,125)	$(871)

The Company does not expect to contribute to its pension and post-retirement benefit plans in 2025. As of June 30, 2025, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Debt securities available for sale

The amortized cost and fair value of the debt securities available for sale are as follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$71,889	$13	$661	$71,241
State and political subdivisions	18	-	-	18
Mortgage backed securities and collateralized mortgage obligations - residential	240,915	477	19,671	221,721
Corporate bonds	29,990	29	76	29,943
Small Business Administration - guaranteed participation securities	13,858	-	913	12,945
Other	689	9	-	698
Total Securities Available for Sale	$357,359	$528	$21,321	$336,566

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$86,833	$4	$1,220	$85,617
State and political subdivisions	18	-	-	18
Mortgage backed securities and collateralized mortgage obligations - residential	239,420	114	26,406	213,128
Corporate bonds	45,033	-	452	44,581
Small Business Administration - guaranteed participation securities	15,471	-	1,330	14,141
Other	688	12	-	700
Total Securities Available for Sale	$387,463	$130	$29,408	$358,185

The following table categorizes the debt securities included in the available for sale portfolio as of June 30 2025, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Debt securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$35,045	$34,653
Due after one year through five years	55,541	55,280
Due after five years through ten years	12,000	11,967
Mortgage backed securities and collateralized mortgage obligations - residential	240,915	221,721
Small Business Administration - guaranteed participation securities	13,858	12,945
	$357,359	$336,566

Index
Gross unrealized losses on debt securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2025
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$16,965	$35	$44,260	$626	$61,225	$661
Mortgage backed securities and collateralized mortgage obligations - residential	5,031	148	185,385	19,523	190,416	19,671
Corporate bonds	4,980	19	9,943	57	14,923	76
Small Business Administration - guaranteed participation securities	-	-	12,945	913	12,945	913

Total	$26,976	$202	$252,533	$21,119	$279,509	$21,321

	December 31, 2024
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$11,961	38	$68,651	$1,182	$80,612	$1,220
Mortgage backed securities and collateralized mortgage obligations - residential	12,346	280	194,636	26,126	206,982	26,406
Corporate bonds	-	-	44,581	452	44,581	452
Small Business Administration - guaranteed participation securities	-	-	14,141	1,330	14,141	1,330

Total	$24,307	318	$322,009	$29,090	$346,316	$29,408

There were no allowance for credit losses recorded for debt securities available for sale during the three and six months ended June 30, 2025 and 2024.

Index
The proceeds from sales and calls and maturities of debt securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2025 and 2024 are as follows:

	Three months ended June 30,
(dollars in thousands)	2025	2024

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	10,641	11,653
Proceeds from maturities	25,050	20,000
Gross realized gains	-	-
Gross realized losses	-	-

	Six months ended June
	2025	2024
(dollars in thousands)

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	24,364	20,494
Proceeds from maturities	60,050	55,000
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of securities available for sale during the three and six months ended June 30, 2025 and 2024.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$4,836	$69	$61	$4,844
Total held to maturity	$4,836	$69	$61	$4,844

	December 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$5,365	$45	$104	$5,306
Total held to maturity	$5,365	$45	$104	$5,306

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of  June 30, 2025, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Debt securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$4,836	$4,844
	$4,836	$4,844

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

June 30, 2025
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$398	$4	$1,776	$57	$2,174	$61

Total	$398	$4	$1,776	$57	$2,174	$61

December 31, 2024
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$592	$7	$2,047	$97	$2,639	$104

Total	$592	$7	$2,047	$97	$2,639	$104

There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2025 and 2024.

There were no allowance for credit losses recorded for held to maturity securities during the three and six months ended June 30, 2025. There were  no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Equity Securities

During the second quarter of 2024, Visa Inc. accepted the Company’s tender of its 6,528 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock.  As a result of the exchange, the Company marked its Visa Class C common stock to fair value and recorded a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock on June 28, 2024 of $262.47 per share. In 2024, Company’s Visa Class C shares were marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa.  The Company originally obtained the shares in 2008. The carrying value of the Visa Class B-2 shares is nominal as of June 30, 2025.

Index
(d) Securities in an unrealized loss position

As of June 30, 2025, the Company’s securities portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2025. As of June 30, 2025, 11 out of 12 securities were in an unrealized loss position.  All securities are performing.

Mortgage backed securities and collateralized mortgage obligations – residential:

As of June 30, 2025, all mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2025. As of June 30, 2025, 109 out of 119 securities were in an unrealized loss position.  All securities are performing.

Small Business Administration (SBA) - guaranteed participation securities:

As of June 30, 2025, all of the SBA securities held by the Company were issued and guaranteed by the U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2025. As of June 30, 2025, 8 out of 8 securities were in an unrealized loss position. All securities are performing.

Corporate Bonds:

As of June 30, 2025, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the second quarter of 2025. As of June 30, 2025, 3 out of 6 securities were in an unrealized loss position. All securities are performing.

Index

(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	June 30, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$252,211	$40,360	$292,571
Other	21,289	413	21,702
Real estate mortgage - 1 to 4 family:
First mortgages	2,741,357	1,595,352	4,336,709
Home equity loans	43,312	14,296	57,608
Home equity lines of credit	250,752	184,681	435,433
Installment	9,164	3,514	12,678
Total loans, net	$3,318,085	$1,838,616	5,156,701
Less: Allowance for credit losses			51,265
Net loans			$5,105,436

*Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$227,771	$39,529	$267,300
Other	19,144	413	19,557
Real estate mortgage - 1 to 4 family:
First mortgages	2,741,334	1,590,229	4,331,563
Home equity loans	43,096	13,643	56,739
Home equity lines of credit	235,939	173,322	409,261
Installment	9,885	3,753	13,638
Total loans, net	$3,277,169	$1,820,889	5,098,058
Less: Allowance for credit losses			50,248
Net loans			$5,047,810

*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program (“PPP”) loans totaling $144 thousand and $241 thousand as of June 30, 2025 and December 31, 2024, respectively.

Index
At June 30, 2025 and December 31, 2024, the Company had approximately $37.2 million and $29.7 million of real estate construction loans, respectively.  Of the $37.2 million in real estate construction loans at June 30, 2025, approximately $9.9 million are secured by first mortgages to residential borrowers while approximately $27.3 million are to commercial borrowers for residential construction projects.  Of the $29.7 million in real estate construction loans at December 31, 2024, approximately $10.7 million were secured by first mortgages to residential borrowers while approximately $19.0 million were to commercial borrowers for residential construction projects.  The vast majority of construction loans were in the Company’s New York market.

Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses, including past events and current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended June 30, 2025. The Company selected the baseline economic forecast for the allowance for credit losses based on current market conditions and portfolio trends. In addition, the Company’s four quarter forecast period and four quarter straight line reversion has not changed for the period ended June 30, 2025.

The Company recorded a provision for credit losses of $650 thousand for the three months ended June 30, 2025, which is the result of a provision for credit losses on loans of $650 thousand.  There was no provision for unfunded commitments during the three months ended June 30, 2025.  The Company recorded a provision for credit losses of $950 thousand for the six months ended June 30, 2025, which is the result of a provision for credit losses on loans of $750 thousand and a $200 thousand provision for unfunded commitments during the six months ended June 30, 2025.

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

Index
Activity in the allowance for credit losses on loans by portfolio segment for the three months ended June 30, 2025 and 2024 is summarized as follows:

	For the three months ended June 30, 2025
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,023	$47,307	$276	$50,606
Loans charged off:
New York and other states*	-	17	22	39
Florida	-	-	94	94
Total loan chargeoffs	-	17	116	133

Recoveries of loans previously charged off:
New York and other states*	-	138	4	142
Florida	-	-	-	-
Total recoveries	-	138	4	142
Net loans (recoveries) charged off	-	(121)	112	(9)
Provision for credit losses	111	449	90	650
Balance at end of period	$3,134	$47,877	$254	$51,265

* Includes New York, New Jersey, Vermont and Massachusetts.

	For the three months ended June 30, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,742	$46,295	$183	$49,220
Loans charged off:
New York and other states*	-	-	10	10
Florida	-	17	7	24
Total loan chargeoffs	-	17	17	34

Recoveries of loans previously charged off:
New York and other states*	-	74	12	86
Florida	-	-	-	-
Total recoveries	-	74	12	86
Net loan (recoveries) charged off	-	(57)	5	(52)
Provision for credit losses	687	592	36	500
Balance at end of period	$3,429	$46,129	$214	$49,772

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Activity in the allowance for credit losses on loans by portfolio segment for the six months ended June 30, 2025 and 2024 is summarized as follows:

	For the six months ended June 30, 2025
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,420	$46,636	$192	$50,248
Loans charged off:
New York and other states*	4	99	47	150
Florida	-	-	109	109
Total loan chargeoffs	4	99	156	259

Recoveries of loans previously charged off:
New York and other states*	7	179	25	211
Florida	315	-	-	315
Total recoveries	322	179	25	526
Net loans (recoveries) charged off	(318)	(80)	131	(267)
(Credit) Provision for credit losses	(604)	1,161	193	750
Balance at end of period	$3,134	$47,877	$254	$51,265

* Includes New York, New Jersey, Vermont and Massachusetts.

	For the six months ended June 30, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,735	$45,625	$218	$48,578
Loans charged off:
New York and other states*	-	117	54	171
Florida	-	17	7	24
Total loan chargeoffs	-	134	61	195

Recoveries of loans previously charged off:
New York and other states*	-	269	20	289
Florida	-	-	-	-
Total recoveries	-	269	20	289
Net loan (recoveries) charged off	-	(135)	41	(94)
Provision for credit losses	694	369	37	1,100
Balance at end of period	$3,429	$46,129	$214	$49,772

* Includes New York, New Jersey, Vermont and Massachussetts.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,134	47,877	254	51,265

Total ending allowance balance	$3,134	$47,877	$254	$51,265

Loans:
Individually evaluated for impairment	$780	$23,461	$36	$24,277
Collectively evaluated for impairment	313,493	4,806,289	12,642	5,132,424

Total ending loans balance	$314,273	$4,829,750	$12,678	$5,156,701

	As of December 31, 2024
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,420	46,636	192	50,248

Total ending allowance balance	$3,420	46,636	192	50,248

Loans:
Individually evaluated for impairment	$443	23,835	112	24,390
Collectively evaluated for impairment	286,414	4,773,728	13,526	5,073,668

Total ending loans balance	$286,857	4,797,563	13,638	5,098,058

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in provision for credit losses in the consolidated income statement.

Index
The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2025 and 2024 were as follows:

(In thousands)	For the three months ended June 30, 2025
Balance at March 31, 2025	$1,962
Provision for credit losses	-
Balance at June 30, 2025	$1,962

(In thousands)	For the six months ended June 30, 2025
Balance at January 1, 2025	$1,762
Provision for credit losses	200
Balance at June 30, 2025	$1,962

(In thousands)	For the three months ended June 30, 2024
Balance at March 31, 2024	$1,662
Provision for credit losses	-
Balance at June 30, 2024	$1,662

(In thousands)	For the six months ended June 30,2024
Balance at January 1, 2024	$1,662
Provision for credit losses	-
Balance at June 30, 2024	$1,662
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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of June 30, 2025 and December 31, 2024 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index

As of June 30, 2025, and December 31, 2024 and based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs year to date for each loan type by origination year was as follows:

Loan Credit Quality
(in thousands)	As of June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$30,673	$48,801	$51,978	$70,571	$21,751	$60,711	$5,644	$-	$290,129
Special Mention	-	-	-	240	-	-	-	-	240
Substandard	-	-	-	1,352	-	811	-	-	2,163
Doubtful	-	-	-	-	-	39	-	-	39
Total Commercial Loans	$30,673	$48,801	$51,978	$72,163	$21,751	$61,561	$5,644	$-	$292,571

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$4	$-	$-	$-	$4
	$-	$-	$-	$-	$4	$-	$-	$-	$4

Commercial Other:
Risk rating
Pass	$1,563	$1,959	$6,897	$1,352	$260	$1,854	$7,764	$-	$21,649
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	12	-	-	4	-	37	-	53
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$1,563	$1,971	$6,897	$1,352	$264	$1,854	$7,801	$-	$21,702

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$143,583	$319,376	$384,888	$519,248	$791,544	$2,162,585	$1,368	$-	$4,322,592
Nonperforming	-	-	553	182	1,121	12,261	-	-	14,117
Total First Mortgage:	$143,583	$319,376	$385,441	$519,430	$792,665	$2,174,846	$1,368	$-	$4,336,709

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$99	$-	$-	$99
	$-	$-	$-	$-	$-	$99	$-	$-	$99

Home Equity Loans:
Risk rating
Performing	$5,775	$5,827	$7,989	$4,972	$6,059	$26,578	$-	$-	$57,200
Nonperforming	-	-	-	66	-	342	-	-	408
Total Home Equity Loans:	$5,775	$5,827	$7,989	$5,038	$6,059	$26,920	$-	$-	$57,608

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines of Credit:
Risk rating
Performing	$1,211	$3,800	$1,520	$1,771	$1,870	$16,808	$405,798	$-	$432,778
Nonperforming	-	-	-	70	-	2,384	201	-	2,655
Total Home Equity Credit Lines:	$1,211	$3,800	$1,520	$1,841	$1,870	$19,192	$405,999	$-	$435,433

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-
Installments:
Risk rating
Performing	$1,780	$2,501	$4,215	$2,164	$433	$608	$931	$-	$12,632
Nonperforming	-	-	4	34	7	1	-	-	46
Total Installments	$1,780	$2,501	$4,219	$2,198	$440	$609	$931	$-	$12,678

Installments Loans:
Current-period Gross writeoffs	$-	$76	$7	$15	$20	$38	$-	$-	$156
	$-	$76	$7	$15	$20	$38	$-	$-	$156

Index
Loan Credit Quality
(in thousands)	As of December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$47,687	$54,877	$73,094	$22,215	$15,014	$50,052	$2,169	$-	$265,108
Special Mention	-	-	242	-	-	-	-	-	242
Substandard	-	-	1,003	-	22	887	-	-	1,912
Doubtful	-	-	-	-	-	38	-	-	38
Total Commercial Loans	$47,687	$54,877	$74,339	$22,215	$15,036	$50,977	$2,169	$-	$267,300

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$10	$431	$-	$-	$-	$-	$441
	$-	$-	$10	$431	$-	$-	$-	$-	$441

Commercial Other:
Risk rating
Pass	$1,842	$7,417	$1,796	$407	$184	$2,108	$5,634	$-	$19,388
Special mention	-	-	-	-	-	-	-	-	-
Substandard	13	-	-	22	-	134	-	-	169
Total Commercial Real Estate Loans	$1,855	$7,417	$1,796	$429	$184	$2,242	$5,634	$-	$19,557

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$313,944	$398,722	$535,702	$821,804	$681,840	$1,563,659	$938	$-	$4,316,609
Nonperforming	-	987	391	870	243	12,463	-	-	14,954
Total First Mortgage:	$313,944	$399,709	$536,093	$822,674	$682,083	$1,576,122	$938	$-	$4,331,563

Residential First Mortgage Loans:
Current-period Gross writeoffs	$194	$-	$-	$-	$-	$18	$-	$-	212
	$194	$-	$-	$-	$-	$18	$-	$-	$212

Home Equity Loans:
Risk rating
Performing	$6,621	$8,586	$5,354	$6,490	$5,066	$24,096	$-	$-	$56,213
Nonperforming	-	-	155	-	-	371	-	-	526
Total Home Equity Loans:	$6,621	$8,586	$5,509	$6,490	$5,066	$24,467	$-	$-	$56,739

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$4,793	$1,558	$1,110	$887	$46	$14,595	$383,425	$-	$406,414
Nonperforming	-	-	70	-	-	2,532	245	-	2,847
Total Home Equity Credit Lines:	$4,793	$1,558	$1,180	$887	$46	$17,127	$383,670	$-	$409,261

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$116	$-	$-	$116
	$-	$-	$-	$-	$-	$116	$-	$-	$116

Installments:
Risk rating
Performing	$2,846	$5,513	$2,788	$705	$123	$505	$1,028	$-	$13,508
Nonperforming	16	5	55	19	-	35	-	-	130
Total Installments	$2,862	$5,518	$2,843	$724	$123	$540	$1,028	$-	$13,638

Installments Loans:
Current-period Gross writeoffs	$-	$53	$47	$35	$4	$31	$-	$-	170
	$-	$53	$47	$35	$4	$31	$-	$-	$170

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$892	$-	$326	$1,218	$250,993	$252,211
Other	-	-	-	-	21,289	21,289
Real estate mortgage - 1 to 4 family:
First mortgages	1,685	1,448	5,839	8,972	2,732,385	2,741,357
Home equity loans	98	-	235	333	42,979	43,312
Home equity lines of credit	490	225	1,250	1,965	248,787	250,752
Installment	5	-	2	7	9,157	9,164

Total	$3,170	$1,673	$7,652	$12,495	$3,305,590	$3,318,085

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$40,360	$40,360
Other	-	-	-	-	413	413
Real estate mortgage - 1 to 4 family:
First mortgages	2,399	281	1,431	4,111	1,591,241	1,595,352
Home equity loans	-	-	-	-	14,296	14,296
Home equity lines of credit	376	-	-	376	184,305	184,681
Installment	29	4	9	42	3,472	3,514

Total	$2,804	$285	$1,440	$4,529	$1,834,087	$1,838,616

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$892	$-	$326	$1,218	$291,353	$292,571
Other	-	-	-	-	21,702	21,702
Real estate mortgage - 1 to 4 family:
First mortgages	4,084	1,729	7,270	13,083	4,323,626	4,336,709
Home equity loans	98	-	235	333	57,275	57,608
Home equity lines of credit	866	225	1,250	2,341	433,092	435,433
Installment	34	4	11	49	12,629	12,678

Total	$5,974	$1,958	$9,092	$17,024	$5,139,677	$5,156,701

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2024

New York and other states*:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,189	$-	$329	$1,518	$226,253	$227,771
Other	-	-	14	14	19,130	19,144
Real estate mortgage - 1 to 4 family:
First mortgages	2,438	773	6,091	9,302	2,732,032	2,741,334
Home equity loans	15	22	318	355	42,741	43,096
Home equity lines of credit	401	-	1,267	1,668	234,271	235,939
Installment	18	19	69	106	9,779	9,885

Total	$4,061	$814	$8,088	$12,963	$3,264,206	$3,277,169

Florida:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$39,529	$39,529
Other	-	-	-	-	413	413
Real estate mortgage - 1 to 4 family:
First mortgages	2,037	629	1,773	4,439	1,585,790	1,590,229
Home equity loans	-	6	-	6	13,637	13,643
Home equity lines of credit	220	-	-	220	173,102	173,322
Installment	109	22	16	147	3,606	3,753

Total	$2,366	$657	$1,789	$4,812	$1,816,077	$1,820,889

Total:	30-59	60-89	90 +	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,189	$-	$329	$1,518	$265,782	$267,300
Other	-	-	14	14	19,543	19,557
Real estate mortgage - 1 to 4 family:
First mortgages	4,475	1,402	7,864	13,741	4,317,822	4,331,563
Home equity loans	15	28	318	361	56,378	56,739
Home equity lines of credit	621	-	1,267	1,888	407,373	409,261
Installment	127	41	85	253	13,385	13,638

Total	$6,427	$1,471	$9,877	$17,775	$5,080,283	$5,098,058

* Includes New York, New Jersey, Vermont and Massachusetts.
At June 30, 2025 and December 31, 2024, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

Index
The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Consolidated statements of financial condition.  As of June 30, 2025 other real estate owned included $1.1 million of commercial and residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $7.5 million as of June 30, 2025. As of December 31, 2024 other real estate owned included $2.2 million of residential and commercial foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $8.1 million as of December 31, 2024.

Loans individually evaluated for impairment are non-accrual residential loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications. As of June 30, 2025 and December 31, 2024, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of June 30, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$684	$-	$684
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	11,221	2,896	14,117
Home equity loans	403	5	408
Home equity lines of credit	2,424	231	2,655
Installment	34	12	46
Total nonperforming loans	$14,766	$3,144	$17,910

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$329	$-	$329
Other	14	-	14
Real estate mortgage - 1 to 4 family:
First mortgages	11,586	3,368	14,954
Home equity loans	432	94	526
Home equity lines of credit	2,653	194	2,847
Installment	108	22	130
Total non-accrual loans	15,122	3,678	18,800
Restructured real estate mortgages - 1 to 4 family	-	-	-
Total nonperforming loans	$15,122	$3,678	$18,800

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$684	$-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,568	549	-
Home equity loans	408	-	-
Home equity lines of credit	2,532	123	-
Installment	36	10	-
Total loans, net	$17,228	$682	-

	As of December 31, 2024
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$329	$-	-
Other	14	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,560	1,394	-
Home equity loans	526	-	-
Home equity lines of credit	2,724	123	-
Installment	112	18	-
Total loans, net	$17,265	$1,535	-

The non-accrual balance of $682 thousand and $1.5 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of June 30, 2025 and December 31, 2024, respectively.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Index
 The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$780	-	-
Other	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	19,794	-	-
Home equity loans	502	-	-
Home equity lines of credit	3,165	-	-
Installment	-	-	36
Total	$24,241	-	36

	As of December 31, 2024
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$429	-	-
Other	14	-	-
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	19,928	-	-
Home equity loans	535	-	-
Home equity lines of credit	3,372	-	-
Installment	-	-	112
Total	$24,278	-	112

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified.  Interest income recognized on loans that are individually evaluated was not material during the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024 loans individually evaluated included approximately $7.0 million and $7.0 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

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

Index
The following table presents the amortized cost basis of loans at June 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2025 and 2024, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended:

New York and other states*:	June 30, 2025		June 30, 2024
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	319	0.01%	194	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	111	0.05%
Installment	-	-	-	-

Total	$319	0.00%	$305	0.01%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	-	-	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	56	0.04%
Installment	-	-	-	-

Total	$-	-	$56	0.00%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	319	0.01%	194	0.00%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	167	0.05%
Installment	-	-	-	-

Total	$319	0.01%	$361	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the six months ended:

New York and other states*:	June 30, 2025		June 30, 2024
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	394	0.01%	194	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	122	0.05%	111	0.05%
Installment	-	-	-	-

Total	$516	0.02%	$305	0.01%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	-	-	85	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	56	0.04%
Installment	-	-	-	-

Total	$-	-	$141	0.01%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	394	0.01%	279	0.01%
Home equity loans	-		-	-
Home equity lines of credit	122	0.00%	167	0.05%
Installment	-	-	-	-

Total	$516	0.01%	$446	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified during the last 12 months:

	As of June 30, 2025

New York and other states*:		30-59	60-89	90 +
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	393	-	-	80	473
Home equity loans	18	-	-	-	18
Home equity lines of credit	122	126	-	-	248
Installment	-	-	-	-	-

Total	$533	$126	$-	$80	$739

Florida:		30-59	60-89	90 +
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-
Home equity loans	87	-	-	-	87
Home equity lines of credit	70	-	-	-	70
Installment	-	-	-	-	-

Total	$157	$-	$-	$-	$157

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	393	-	-	80	473
Home equity loans	105	-	-	-	105
Home equity lines of credit	192	126	-	-	318
Installment	-	-	-	-	-

Total	$690	$126	$-	$80	$896

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
As of June 30, 2024

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	194	-	-	-	194
Home equity loans	-	-	-	-	-
Home equity lines of credit	111	-	-	-	111
Installment	-	-	-	-	-

Total	$305	$-	$-	$-	$305

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	85	-	-	-	85
Home equity loans	-	-	-	-	-
Home equity lines of credit	56	-	-	-	56
Installment	-	-	-	-	-

Total	$141	$-	$-	$-	$141

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	279	-	-	-	279
Home equity loans	-	-	-	-	-
Home equity lines of credit	167	-	-	-	167
Installment	-	-	-	-	-

Total	$446	$-	$-	$-	$446

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the Three Months Ended:
	June 30, 2025	June 30, 2024
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	24	12
Home equity loans	-	-
Home equity lines of credit	-	24
Installment	-	-

Total	24	36

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-
Home equity loans	-	-
Home equity lines of credit	-	6
Installment	-	-

Total	-	6

	Weighted	Weighted
	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	24	12
Home equity loans	-	-
Home equity lines of credit	-	18
Installment	-	-

Total	24	30

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the Six Months Ended June 30, 2025

	June 30, 2025	June 30, 2024
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	24	12
Home equity loans	-	-
Home equity lines of credit	24	24
Installment	-	-

Total	48	36

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	12
Home equity loans	-	-
Home equity lines of credit	-	6
Installment	-	-

Total	-	18

	Weighted	Weighted
	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	24	12
Home equity loans	-	-
Home equity lines of credit	24	18
Installment	-	-

Total	48	30

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a loan modification was the borrower filing for bankruptcy protection.  There was 1 loan modification totaling $80 thousand for residential mortgages and 1 home equity line of credit loan modification totaling $126 thousand that defaulted during the three months ended June 30, 2025 which had been classified as a loan modification within the prior twelve months.  There was 1 loan modification totaling $80 thousand for residential mortgages and 2 home equity line of credit loan modifications totaling $247 thousand that defaulted during the six months ended June 30, 2025 which had been classified as a loan modification within the prior twelve months. There were no loans that defaulted during the three and six months ended June 30, 2024 which had been classified as a loan modification within the prior twelve months.

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

Index
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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2025 and 2024.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2025 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$71,241	$-	$71,241	$-
State and political subdivisions	18	-	18	-
Mortgage backed securities and collateralized mortgage obligations - residential	221,721	-	221,721	-
Corporate bonds	29,943	-	29,943	-
Small Business Administration- guaranteed participation securities	12,945	-	12,945	-
Other securities	698	-	698	-

Total securities available for sale	$336,566	$-	$336,566	$-

	Fair Value Measurements at
	December 31, 2024 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$85,617	$-	$85,617	$-
State and political subdivisions	18	-	18	-
Mortgage backed securities and collateralized mortgage obligations - residential	213,128	-	213,128	-
Corporate bonds	44,581	-	44,581	-
Small Business Administration- guaranteed participation securities	14,141	-	14,141	-
Other securities	700	-	700	-

Total securities available for sale	$358,185	$-	$358,185	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
June 30, 2025 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,136	$-	$-	$1,136	Sales comparison approach	Adjustments for differences between comparable sales	58% (58%	)

Fair Value Measurements at
December 31, 2024 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,174	$-	$-	$2,174	Sales comparison approach	Adjustments for differences between comparable sales	0% - 44% (18%	)

Other real estate owned that is carried at fair value less costs to sell was approximately $1.1 million at June 30, 2025 and consisted of residential and commercial real estate properties. Valuation charges of $480 thousand and $547 thousand were included in earnings for the three and six months ended June 30, 2025, respectively.

Of the total individually evaluated loans of $24.3 million at June 30, 2025, there were no loans that were collateral dependent and were carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans during the three and six months ended June 30, 2025.

Other real estate owned, which is carried at fair value less costs to sell, was approximately $2.2 million at December 31, 2024, and consisted of only residential real estate properties. A valuation charge of $350 thousand is included in earnings for the year ended December 31, 2024.

Of the total individually evaluated loans of $24.4 million at December 31, 2024, there were no loans that were collateral dependent and were carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2024.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at June 30, 2025 and December 31, 2024 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	June 30, 2025 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$713,591	$713,591	$-	$-	$713,591
Securities available for sale	336,566	-	336,566	-	336,566
Held to maturity securities	4,836	-	4,844	-	4,844
Federal Home Loan Bank stock	6,601	N/A	N/A	N/A	N/A
Net loans	5,105,436	-	-	4,647,987	4,647,987
Accrued interest receivable	13,966	249	1,100	12,617	13,966
Financial liabilities:
Demand deposits	784,351	784,351	-	-	784,351
Interest bearing deposits	4,705,963	2,594,619	2,100,677	-	4,695,296
Short-term borrowings	82,370	-	82,370	-	82,370
Accrued interest payable	4,265	856	3,409	-	4,265

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2024 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$641,812	$641,812	$-	$-	$641,812
Securities available for sale	358,185	-	358,185	-	358,185
Held to maturity securities	5,365	-	5,306	-	5,306
Federal Home Loan Bank stock	6,507	N/A	N/A	N/A	N/A
Net loans	5,047,810	-	-	4,589,822	4,589,822
Accrued interest receivable	13,194	271	1,317	11,606	13,194
Financial liabilities:
Demand deposits	762,101	762,101	-	-	762,101
Interest bearing deposits	4,628,882	2,579,123	2,038,200	-	4,617,323
Short-term borrowings	84,781	-	84,781	-	84,781
Accrued interest payable	3,817	216	3,601	-	3,817

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended June 30, 2025
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive income-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	4/1/2025	Reclassifications	Loss	6/30/2025	6/30/2025

Net unrealized holding gain on securities available for sale, net of tax	$(17,765)	2,336	-	2,336	(15,429)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(3,633)	-	(541)	(541)	(4,174)

Accumulated other comprehensive income (loss), net of tax	$(132)	2,336	(541)	1,795	1,663

	Three months ended June 30, 2024
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	4/1/2024	Reclassifications	Loss	6/30/2024	6/30/2024

Net unrealized holding loss on securities available for sale, net of tax	$(25,277)	642	-	642	(24,635)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(2,962)	-	(147)	(147)	(3,109)

Accumulated other comprehensive loss, net of tax	$(14,763)	642	(147)	495	(14,268)

	Six months ended June 30, 2025
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	income-
	Balance at	income-Before	Other Comprehensive	Six months ended	Balance at
(dollars in thousands)	1/1/2025	Reclassifications	Loss	6/30/2025	6/30/2025

Net unrealized holding loss on securities available for sale, net of tax	$(21,713)	$6,284	-	$6,284	$(15,429)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(3,414)	-	(760)	(760)	(4,174)

Accumulated other comprehensive income (loss), net of tax	$(3,861)	$6,284	$(760)	$5,524	$1,663

	Six months ended June 30, 2024
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Six months ended	Balance at
(dollars in thousands)	1/1/2024	Reclassifications	Loss	6/30/2024	6/30/2024

Net unrealized holding gain on securities available for sale, net of tax	$(23,899)	$(736)	$-	$(736)	$(24,635)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(2,814)	-	(295)	(295)	(3,109)

Accumulated other comprehensive loss, net of tax	$(13,237)	$(736)	$(295)	$(1,031)	$(14,268)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024:

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$737	$202	$1,034	$405	Salaries and employee benefits
Amortization of prior service cost	(4)	(3)	(7)	(6)	Salaries and employee benefits
Income tax benefit	(192)	(52)	(267)	(104)	Income taxes
Net of tax	541	147	760	295

Total reclassifications, net of tax	$541	$147	$760	$295

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest Income. The following table presents the Company’s sources of non-Interest Income for the three months and six months ended June 30, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Non-interest income
Service Charges on Deposits
Overdraft fees	$667	$654	$1,347	$1,317
Other	579	520	1,111	1,031
Interchange Income	1,091	1,288	2,581	2,885
Net gains on equity securities (a)	-	1,360	-	1,360
Wealth management fees	1,818	1,609	3,938	3,425
Other (a)	697	220	849	476

Total non-interest income	$4,852	$5,651	$9,826	$10,494

(a)	Not within the scope of ASC 606.

A description of how the Company’s revenue streams accounted for ASC 606 is set forth below:

Service charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction‑based, account maintenance and overdraft services. Transaction‑based fees, which include services such as stop payment charges, and wire fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2025 the Company did not have any leases with terms of twelve months or less.

As of June 30, 2025, the Company did not have any leases for which the construction had not yet started. At June 30, 2025 lease expiration dates ranged from four months to 19.3 years and have a weighted average remaining lease term of 8.3 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components, which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	June 30,
	2025	2024
Operating lease cost	$2,045	$2,036
Variable lease cost	519	588

Total Lease costs	$2,564	$2,624

(dollars in thousands)	Six months ended
	June 30,
	2025	2024
Operating lease cost	$4,051	$4,133
Variable lease cost	1,151	1,194

Total Lease costs	$5,202	$5,327

(dollars in thousands)	Six months ended
	June 30,
	2025	2024
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,412	$4,255

Right-of-use assets obtained in exchange for lease obligations:	3,030	1,151

Weighted average remaining lease term	8.3 years	8.3 years
Weighted average discount rate	3.32%	3.16%

Index
Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

(dollars in thousands)
Year ending
December 31,
2025(a)	$4,212
2026	7,969
2027	6,687
2028	5,502
2029	4,128
Thereafter	16,724
Total lease payments	$45,222
Less: Interest	5,872

Present value of lease liabilities	$39,350

(a)	Excluding the six months ended June 30, 2025.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total future lease payments from the Company to those entities, which are included in the table above, owed at June 30, 2025, were $2.1 million, which includes interest in the amount of $202 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of June 30, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits. If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial statements. As of June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of June 30, 2025 and December 31, 2024:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of June 30, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	666,044	10.564%	5.000%	4.000%
Common equity tier 1 capital	666,044	18.651	6.500	7.000
Tier 1 risk-based capital	666,044	18.651	8.000	8.500
Total risk-based capital	710,789	19.904	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	652,668	10.618%	5.000%	4.000%
Common equity tier 1 capital	652,668	18.542	6.500	7.000
Tier 1 risk-based capital	652,668	18.542	8.000	8.500
Total risk-based capital	696,767	19.795	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of June 30, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	690,589	10.950%	4.000%
Common equity tier 1 capital	690,589	19.334	7.000
Tier 1 risk-based capital	690,589	19.334	8.500
Total risk-based capital	735,346	20.587	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	679,651	11.054%	4.000%
Common equity Tier 1 capital	679,651	19.303	7.000
Tier 1 risk-based capital	679,651	19.303	8.500
Total risk-based capital	723,762	20.556	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2025 and December 31, 2024 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) Segment Reporting

The Company’s reportable segment is determined by the Chief Executive Officer, who is designated the chief operating decision maker (CODM), based upon information provided about the Company’s products and services offered, primarily banking operations. Consolidated net income of the company is the primary performance metric utilized by the CODM.  The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources.

While the Company has assigned certain management responsibilities by region and business line, the Company’s chief decision-maker monitors and evaluates financial performance on a Company-wide basis. The majority of the Company’s revenue is from the business of banking and the Company’s assigned regions have similar economic characteristics, products, services and customers. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment. All operations are domestic.

(12) New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. (ASU 2023-09) is focused on additional income tax disclosures and requires public business entities, on an annual basis, to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate). ASU 2023-09 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact applying this standard will have on its income tax disclosures, and the adoption of ASU 2023-09 does not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (ASU 2024-03). ASU 2024-03 requires additional interim and annual disclosures that further disaggregate certain expense captions into specified categories in a separate note to the financial statements, as well as certain qualitative information describing amounts not separately disaggregated. ASU 2024-03 is effective for the Company in the annual period beginning on January 1, 2027 and interim periods beginning on January 1, 2028 and can be applied on either a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact of ASU 2024-03 on its disclosures.

Index

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of June 30, 2025, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2025 and June 30, 2024 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2025 and June 30, 2024, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 8, 2025

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and six month periods ended June 30, 2025, with comparisons to the corresponding period in 2024, as applicable.  The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 14, 2025 (the “2024 Form 10-K”), should also be read in conjunction with this review.  Amounts in the prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.

Following this Management’s Discussion and Analysis is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest bearing liabilities for the three and six month periods ended June 30, 2025 and 2024.

Economic Overview
During the second quarter of 2025, financial markets rebounded after posting declines in financial indices during the first quarter of 2025. For the second quarter of 2025, the S&P 500 Index was up 10.57%, Nasdaq was up 17.75%, and the Dow Jones Industrial Average was up 4.98% compared to the end of the first quarter of 2025.  The 10‑year Treasury bond averaged 4.36% during Q2 2025 compared to 4.45% in Q1 2025, a decrease of 9 basis points.  The 2‑year Treasury bond average rate decreased 29 basis points to 3.86% during Q2 2025, which steepened the yield curve over the prior quarter.  The spread between the 10‑year and the 2-year Treasury bonds increased from 0.30% on average in Q1 2025 to 0.50% in Q2 2025.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer-term rates.  During the first half of 2025 Federal Funds rate remained flat at a range of 4.25% to 4.50% as of June 30, 2025

		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q2/24	Beg of Q2	5.46	4.59	4.21	4.20	-0.39
	Peak	5.52	5.04	4.72	4.70	-0.24
	Trough	5.41	4.65	4.22	4.20	-0.47
	End of Q2	5.50	4.71	4.32	4.32	-0.39
	Average in Q2	5.47	4.83	4.47	4.45	-0.38

Q3/24	Beg of Q3	5.50	4.71	4.32	4.32	-0.39
	Peak	5.47	4.77	4.44	4.48	0.26
	Trough	4.68	3.49	3.41	3.63	-0.35
	End of Q3	4.73	3.66	3.58	3.81	0.15
	Average in Q3	5.23	4.04	3.80	3.95	-0.09

Q4/24	Beg of Q4	4.73	3.66	3.58	3.81	0.15
	Peak	4.77	4.37	4.45	4.62	0.33
	Trough	4.31	3.61	3.51	3.74	0.02
	End of Q4	4.37	4.25	4.38	4.58	0.33
	Average in Q4	4.58	4.15	4.12	4.28	0.13

Q1/25	Beg of Q1	4.37	4.25	4.38	4.58	0.33
	Peak	4.37	4.40	4.61	4.79	0.41
	Trough	4.30	3.89	3.96	4.16	0.20
	End of Q1	4.32	3.89	3.96	4.23	0.34
	Average in Q1	4.34	4.15	4.25	4.45	0.30

Q2/25	Beg of Q2	4.32	3.89	3.96	4.23	0.34
	Peak	4.46	4.05	4.17	4.58	0.67
	Trough	4.28	3.60	3.72	4.01	0.29
	End of Q2	4.41	3.72	3.79	4.24	0.52
	Average in Q2	4.37	3.86	3.97	4.36	0.50

The country has entered a period of heightened economic uncertainty as markets continue to adjust to rapidly evolving changes in tariff policies. Tariffs remain fluid, with the most recent deadline to negotiate trade agreements extended until August 1, 2025 for many countries and later for other countries.  Tariffs have the potential to increase inflation, and it is unknown if that would have a transitory or longer lasting impact. The Federal Open Market Committee (“FOMC”) held the federal funds target rate range at 4.25%-4.50% following each of its five meetings to date in 2025. The FOMC stated at its most recent meeting on July 29-30, 2025 that uncertainty about the economic outlook remains elevated and that the committee was attentive to risks on both sides of its dual mandate.

Index
On July 4, 2025, legislation referred to as “H.R. 1: One Big Beautiful Bill Act” (the “OBBBA”) was signed into law and, among other changes, will modify the tax year in which certain business deductions, primarily depreciation of capital asset additions, are allowed and therefore will influence the time within which income tax payments must be made. While our initial review of the OBBBA indicates the legislated changes will not significantly modify our future effective income tax rate, we will continue to monitor for further changes and evaluate the enacted provisions of the new law and potential impacts on our consolidated financial statements as appropriate.

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

Financial Overview
TrustCo recorded net income of $15.0 million, or $0.79 of diluted earnings per share, for the three months ended June 30, 2025, compared to net income of $12.6 million, or $0.66 of diluted earnings per share, in the same period in 2024.  Return on average assets was 0.96% and 0.82%, respectively, for the three-months ended June 30, 2025 and 2024.  Return on average equity was 8.73% and 7.76%, respectively, for the three-months ended June 30, 2025 and 2024.

The primary factors accounting for the change in net income for the three months ended June 30, 2025 compared to the same period of the prior year were:

•	An increase of $4.0 million, or 10.5%, in net interest income compared to the second quarter of 2024, primarily as a result of an increase in interest and fee income on loans.

•	A decrease of $236 thousand in noninterest expense for the second quarter of 2025 compared to the second quarter 2024.

•	A decrease of $799 thousand in noninterest income for the second quarter of 2025 compared to the second quarter of 2024.

TrustCo recorded net income of $29.3 million, or $1.54 of diluted earnings per share, for the six months ended June 30, 2025, compared to net income of $24.7 million, or $1.30 of diluted earnings per share, in the same period in 2024.  Return on average assets was 0.94% and 0.81%, respectively, for the six months ended June 30, 2025 and 2024.  Return on average equity was 8.61% and 7.65%, respectively, for the six months ended June 30, 2025 and 2024.

Index
The primary factors accounting for the change in net income for the six months ended June 30, 2025 compared to the same period of the prior year were:

•	An increase of $7.8 million, or 10.4%, in net interest income compared to the first six months of 2024, primarily as a result of an increase in interest and fee income on loans.

•	An increase of $1.2 million in noninterest expense for the first six months of 2025 compared to the first six months of 2024.

•	A decrease of $668 thousand in noninterest income for the first six months of 2025 compared to the first six months of 2024.

Visa Exchange Offer
During the second quarter of 2024, Visa Inc. accepted the Company’s tender of its 6,528 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock.  As a result of the exchange, the Company marked its Visa Class C common stock to fair value and recorded a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock on June 28, 2024 of $262.47 per share. In 2024, Company’s Visa Class C shares were marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa.  The Company originally obtained the shares in 2008. The carrying value of the Visa Class B-2 shares is nominal as of June 30, 2025.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the 2024 Form 10-K is a description of the effect that continued elevated interest rates had on the results for the year 2024 compared to 2023.  Many of the same market factors discussed in the 2024 Form 10-K continued to have an impact on results through the second quarter of 2025.

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

Index
Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  During the second quarter of 2025 Federal Funds rate remained flat at a range of 4.25% to 4.50% as of June 30, 2025.

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

TrustCo’s principal loan products are residential real estate loans.  Most of TrustCo’s residential real estate loans carry a fixed rate of interest.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield decreased 9 basis points, on average, during the second quarter of 2025 compared to the first quarter of 2025 and also decreased 9 basis points as compared to the second quarter of 2024.

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

Index
For the second quarter of 2025, the net interest margin was 2.71%, up 18 basis points versus the prior year’s second quarter.  The quarterly results reflect the following significant factors:

•
The average balance of securities available for sale decreased by $79.0 million while the average yield increased 23 basis points to 2.81%.  The increase in the average yield was a result of higher yields on investments purchased during 2024 and the first half 2025 as well as maturities of lower yielding securities over the same periods.

•	The average loan portfolio grew by $115.6 million to $5.14 billion and the average yield increased 21 basis points to 4.25% in the second quarter of 2025 compared to the same period in 2024.

•
The average balance of interest bearing liabilities increased $118.0 million and the average rate paid decreased 6 basis points to 1.91% in the second quarter of 2025 compared to the same period in 2024.

During the second quarter of 2025, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

For the six months ended June 30, 2025, the net interest margin was 2.68%, up 20 basis points versus the prior year.  The six month results reflect the following significant factors:

•
The average balance of securities available for sale decreased by $93.2 million while the average yield increased 19 basis points to 2.72% for the first six months of 2025 compared to the same period in 2024.  The increase in the average yield was a result of higher yields on investments purchased during 2024 and the first half 2025 as well as maturities of lower yielding securities over the same periods.

•	The average loan portfolio grew by $110.2 million to $5.12 billion and the average yield increased 21 basis points to 4.22% in the first six months of 2025 compared to the same period in 2024.

•
The average balance of interest bearing liabilities increased $88.0 million and the average rate paid decreased 7 basis points to 1.92% in the first six motnhs of 2025 compared to the same period in 2024.

Index
The strategy on the funding side of the balance sheet was to offer competitive core deposit products coupled with short term time accounts.  We believe that this strategy has sustained TrustCo’s strong liquidity position and continues to allow us to cross sell products to new and existing relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.98 billion in the second quarter of 2024 to $6.15 billion in the same period of 2025 with an average yield of 4.19% in the second quarter of 2025 and 4.06% in the second quarter of 2024.  The mix of assets invested in Federal Funds sold and other short-term investments and loans increased while securities available for sale and held to maturity securities decreased over the prior year period.   Interest income on average earning assets increased from $60.6 million in the second quarter of 2024 to $64.5 million in the second quarter of 2025.  This increase was primarily driven by the increase in average balances and an increase in interest income on loans due to higher interest rates on loan originations over the last year and variable rate loans repricing upwards.

Loans
The average balance of loans was $5.14 billion in the second quarter of 2025 and $5.02 billion in the comparable period in 2024.  The yield on loans was up 21 basis points to 4.25%.  Interest income on loans was $54.6 million in the second quarter of 2025 up $3.9 million from the same period in 2024.

Compared to the second quarter of 2024, the average balance of residential mortgage loans, home equity credit lines, and commercial loans, all increased, while the average balance of installment loans decreased.  We believe that the upward trend in average balances of residential mortgage loans, home equity credit lines and commercial loans reflects improving economic confidence among borrowers, strong credit quality, and the Bank’s focus on relationship lending.

The average balance of residential mortgage loans was $4.39 billion in the second quarter of 2025 compared to $4.36 billion in 2024, an increase of 0.6%.  The average yield on residential mortgage loans increased by 19 basis points to 3.94% in the second quarter of 2025 compared to 2024, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield.

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

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, increased $25.8 million to an average balance of $306.4 million in the second quarter of 2025 compared to the same period in the prior year.  The average yield on this portfolio was up 19 basis points to 5.56% compared to the prior year period, primarily as a result of higher interest rates on new originations compared to the existing portfolio yield and variable rate loans repricing upwards. The Company has sought to remain selective in underwriting commercial loans in recent periods as the apparent risk/reward balance has been less favorable in some cases compared to that of prior periods.

The average yield on home equity credit lines decreased 3 basis points to 6.39% during the second quarter of 2025 compared to the year earlier period. The average balances of home equity credit lines increased 17.8% to $428.9 million in the second quarter of 2025 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2025 was $358.6 million compared to $437.6 million for the comparable period in 2024.  The decrease in the balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases.  The average yield was 2.81% for the second quarter of 2025 compared to 2.58% for the second quarter of 2024.  The increase in average yield is a result of higher yields on bonds purchased as well as lower rate bonds maturing since the prior year quarter.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $20.8 million as of June 30, 2025 compared to a net unrealized loss of $29.3 million as of December 31, 2024.  The decrease in net unrealized losses in the portfolio is the result of the current interest rate environment.

Held to Maturity Securities
The average balance of held to maturity securities was $5.0 million for the second quarter of 2025 compared to $6.1 million in the second quarter of 2024.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.37% for the second quarter of 2025 compared to 4.28% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The net unrecognized gain in the held to maturity securities portfolio was $8 thousand as of June 30, 2025 compared to a net unrecognized loss of $59 thousand as of December 31, 2024.  The decrease in the net unrecognized losses in the portfolio is the result of changes in market interest rate levels.

Index
As of June 30, 2025, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2025 second quarter average balance of Federal Funds sold and other short-term investments was $648.5 million, a $142.0 million increase from the $506.5 million average for the same period in 2024, primarily due to an increase in deposits and funds from maturing and called securities which have not yet been deployed.  The yield was 4.46% for the second quarter of 2025 and 5.48% for the comparable period in 2024.  Interest income from this portfolio increased $318 thousand from $6.9 million in 2024 to $7.2 million in 2025.  The increase in the average balance was enough to offset the decrease in yield over the same period.

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

Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $130.7 million to $4.68 billion for the second quarter of 2025 versus the second quarter in the prior year, and the average rate paid decreased from 2.00% for 2024 to 1.93% for 2025.  Total interest expense on these deposits decreased $41 thousand to $22.6 million in the second quarter of 2025 compared to the year earlier period.  From the second quarter of 2024 to the second quarter of 2025, interest bearing checking  account average balances were up 3.0%, certificates of deposit average balances were up 11.3%, non-interest demand average balances were up 5.8%, average savings balances decreased 5.1% and money market balances were down 10.2%.   Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

As of June 30, 2025, the maturity of total time deposits was as follows:

(dollars in thousands)

Under 1 year	$1,952,176
1 to 2 years	156,186
2 to 3 years	1,791
3 to 4 years	803
4 to 5 years	335
Over 5 years	53
$2,111,344

Index
As of June 30, 2025 and December 31, 2024, approximately $1.13 billion and $1.11 billion, respectively, of our deposit portfolio were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Average short-term borrowings for the second quarter were $81.1 million in 2025 compared to $93.7 million in 2024.  The decrease in the average balance from the prior year period is primarily a result of a shift of funds into time deposits. The weighted average interest rate for short-term borrowings during the second quarter decreased during this time period from 0.89% in 2024 to 0.87% in 2025.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.  The customer account balances changed based on the needs of the underlying retail customers.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.  As of June 30, 2025 the Company also has borrowing capacity of $955.7 million available with the Federal Home Loan Bank of New York.  The borrowings capacity is secured by the loans pledged by the Company.  As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings with the Federal Home Loan Bank of New York.

Net Interest Income
Net interest income increased by $4.0 million to $41.7 million in the second quarter of 2025 compared to the same period in 2024 driven by loan growth at higher interest rates and an increase in interest on federal funds sold and other short-term investments, partially offset by lower investment interest income.  The net interest spread was up 19 basis points to 2.28% in the second quarter of 2025 compared to the same period in 2024. As previously noted, the net interest margin was up 18 basis points to 2.71% for the second quarter of 2025 compared to the same period in 2024.  Yields on earning assets increased in the second quarter of 2025 compared to the second quarter of 2024, and rates on interest-bearing liabilities decreased causing margin expansion. The Federal Reserve’s decision regarding whether to cut or hold rates in upcoming meetings will have an effect on the Company’s ability to decrease deposit costs which should help margin in future quarters. During the second quarter of 2025, the Company has been able to lower the rates offered on our time deposits while continuing to retain and grow that product. This is expected bring down the cost of time deposits over time.

Index
Net interest income increased by $7.8 million to $82.1 million in the first six months of 2025 compared to the same period in 2024.  The net interest spread was up 19 basis points to 2.24% in the first six months of 2025 compared to the same period in 2024.  Net interest margin increased 20 basis points to 2.68% for the first six months of 2025 compared to the same period in 2024.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2025:

Nonperforming loans and foreclosed real estate: Total NPLs were $17.9 million at June 30, 2025, compared to $18.8 million at December 31, 2024.  There were no loans as of June 30, 2025 and December 31, 2024 that were past due 90 days or more and still accruing interest.

At June 30, 2025, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $17.9 million at June 30, 2025, $17.2 million were residential real estate loans, $684 thousand were commercial loans and mortgages and $46 thousand were installment loans, compared to $18.3 million, $343 thousand and $130 thousand, respectively, at December 31, 2024.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $121 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2025 compared to net recoveries $57 thousand for the second quarter of 2024.  Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its branch franchise area.  At June 30, 2025, 64.4% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.6% were in Florida.  Those figures compare to 64.3% and 35.7%, respectively at December 31, 2024.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of June 30, 2025, 17.6% were to Florida borrowers, compared to 82.4% to borrowers in New York and surrounding areas.  For the three months ended June 30, 2025, New York and surrounding areas experienced net recoveries of approximately $103 thousand  and there were net charge-offs of $94 thousand in Florida for the second quarter of 2025.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2025, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications to borrowers experiencing financial difficulty.  There were $780 thousand of commercial mortgages and commercial loans classified as individually evaluated as of June 30, 2025 compared to $443 thousand classified as individually evaluated at December 31, 2024.  There were $23.5 million of individually evaluated residential loans at June 30, 2025 compared to $23.8 million classified as individually evaluated at December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

As of June 30, 2025 there was $1.1 million of foreclosed real estate compared to $2.2 million at December 31, 2024.

Allowance for credit losses on loans:

As of June 30, 2025, the Company utilized the Baseline scenario model of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the baseline scenario, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the baseline scenario utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

Index
In the second quarter of 2025, the Company recorded a provision for credit losses of $650 thousand, which is all related to the provision for credit losses on loans, as there was no provision for credit losses on unfunded commitments.  The increase in the ACLL during the second quarter of 2025 was primarily a result of loan growth.  In the second quarter of 2024, the Company recorded a provision for credit losses of $500 thousand, which is all related to the provision for credit losses on loans, as there was no provision for credit losses on unfunded commitments.  The Company recorded a provision for credit losses of $950 thousand for the six months ended June 30, 2025 which is the result of a provision for credit losses on loans of $750 thousand and a provision for unfunded commitments of $200 thousand. For the six months ended June 30, 2024 the Company recorded a provision for credit losses of $1.1 million which is all related to the provision for credit losses on loans, as there was no provision for credit losses on unfunded commitments.

See Note 5 of the financial statements for additional discussion related to the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans is as follows:

(dollars in thousands)	As of June 30, 2025		As of December 31, 2024
		Percent of		Percent of
	Amount	Loans to Total Loans	Amount	Loans to Total Loans
Commercial	$2,863	5.57%	$3,195	5.25%
Real estate - construction	368	0.72%	328	0.58%
Real estate mortgage - 1 to 4 family	41,580	85.02%	40,866	85.87%
Home equity lines of credit	6,200	8.44%	5,667	8.03%
Installment Loans	254	0.25%	192	0.27%
	$51,265	100.00%	$50,248	100.00%

At June 30, 2025, the allowance for credit losses on loans was $51.3 million, compared to $50.2 million at December 31, 2024.  The allowance represents 0.99% of the loan portfolio at both June 30, 2025 and December 31, 2024.  The coverage ratio, or the allowance for credit losses on loans to NPLs, was 286.2% and 267.3% as of June 30, 2025 and December 31, 2024, respectively.

Net recoveries for the three-month period ended June 30, 2025 were $9 thousand and $52 thousand for the prior year period.

During the second quarter of 2025, there were no commercial loan charge-offs, $17 thousand of gross residential loan charge-offs, and $116 thousand of installment loan charge-offs, compared with no commercial loan charge-offs, $17 thousand of gross residential mortgage charge-offs, and $17 thousand of installment loan charge-offs in the second quarter of 2024.  During the second quarter of 2025 there were no of commercial loan recoveries, $138 thousand of residential mortgage recoveries, and $4 thousand for installment loan recoveries, compared to no commercial loan recoveries, $74 thousand of residential mortgage recoveries, and $12 thousand of installment loan recoveries in the second quarter of 2024.

Index
The following table presents the net charge-off ratio for the three and six months ended June 30, 2025 and 2024:
	For the three months ended June 30:
	2025	2024
Commercial	0.00%	0.00%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	0.89%	0.03%
Total	0.00%	0.00%

	For the six months ended June 30:
	2025	2024
Commercial	-0.11%	0.00%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	1.03%	0.26%
Total	-0.01%	0.00%

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

The Company uses an industry standard external model as the primary tool to identify, quantify and project changes in interest rates and the effect on loan prepayment speeds taken both from industry sources and internally generated data based upon historical trends in the Bank’s balance sheet.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in market interest rates are also incorporated into the model.  This model calculates an economic or fair value amount with respect to non-time deposit categories since these deposits are part of the core deposit products of the Company.  The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the fair value of capital or precisely predict the impact of fluctuations in interest rates on the fair value of capital.

Index
Using this model, the fair value of capital projections as of June 30, 2025 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2025.

The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase or decrease by 100 bp, 200 bp, 300 bp and 400 bp.

Estimated Percentage of
Fair value of Capital to
As of June 30, 2025	Fair value of Assets
+400 BP	21.10%
+300 BP	21.50
+200 BP	21.80
+100 BP	23.40
Current rates	24.10
-100 BP	23.60
-200 BP	22.30
-300 BP	20.40
-400 BP	17.00

Noninterest Income
Total noninterest income for the second quarter of 2025 was $4.9 million compared to $5.7 million for the same period in the prior year.  The decrease is primarily the result of an unrealized gain of $1.4 million recorded on the Visa Class C Common stock exchange in the second quarter of 2024. Fees for services to customers was also down $133 thousand in the second quarter of 2025 compared to the same period in the prior year. This was offset by financial services income and other income increasing $209 thousand and $485 thousand, respectively, for the second quarter of 2025 compared to the same period in the prior year. The fair value of assets under management was $1.2 billion at both June 30, 2025 and December 31, 2024, and $1.1 billion at June 30, 2024.

For the six months ended June 30, 2025 total noninterest income was $9.8 million, down $668 thousand compared to the prior year period.  The decrease is also primarily the result the unrealized gain of $1.4 million recorded on the Visa Class C Common stock exchange during the six months ended June 30, 2024.  Fees for services to customers was also down $233 thousand for the six months ended June 30, 2025 compared to the same period in the prior year. This was offset by financial services income and other income increasing $513 thousand and $412 thousand, respectively, for the first six months of 2025 compared to the same period in the prior year.

Index
Noninterest Expenses
Total noninterest expenses were $26.2 million for the three-months ended June 30, 2025, compared to $26.5 million for the three-months ended June 30, 2024.  Significant changes included a $644 thousand decrease in salaries and employee benefits primarily as a result of a decrease in benefits.  Full time equivalent headcount was 753 as of June 30, 2024, 737 as of December 31, 2024, and 733 as of June 30, 2025.  Changes in headcount represent normal fluctuations.  Additionally, we had a $295 thousand decrease in outsourced services, and a $367 thousand decrease in other expenses, partially offset by an increase of $316 thousand in professional services, a $339 thousand increase in FDIC and other insurance, and a $506 thousand increase in other real estate expense, net.

Total noninterest expenses were $52.6 million for the six-months ended June 30, 2025, compared to $51.4 million for the six-months ended June 30, 2024.  Significant changes included an increase of $582 thousand in professional services, a $433 thousand increase in FDIC and other insurance and a $460 thousand increase in other real estate expense, net, partially offset by a $177 thousand decrease in salaries and employee benefits and a $209 thousand decrease in advertising expense.

Income Taxes
In the second quarter of 2025, TrustCo recognized income tax expense of $4.7 million compared to $3.9 million for the second quarter of 2024.  The effective tax rates were 23.8% for both the second quarter of 2025 and 2024.  For the first six-months, income taxes were $9.1 million and $7.7 million in 2025 and 2024, respectively. The effective tax rates were 23.7% for both the six months ended 2025 and 2024.  On July 4, 2025, the OBBBA was signed into law. While the details of the legislation are still under review, the Company does not expect a significant impact on 2025 income tax expense.

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

Total shareholders’ equity at June 30, 2025 was $692.8 million compared to $655.2 million at June 30, 2024. TrustCo declared a dividend of $0.36 per share in each of the second quarter of 2025 and 2024.  This results in a dividend payout ratio of 45.27% for the second quarter of 2025 based on earnings for the quarter of $15.0 million, compared to a dividend payout ratio of 54.57% for the second quarter of 2024 based on earnings for the quarter of $12.6 million.

Index
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

The Bank and the Company reported the following capital ratios as of June 30, 2025 and December 31, 2024:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of June 30, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$666,044	10.564%	5.000%	4.000%
Common equity tier 1 capital	666,044	18.651	6.500	7.000
Tier 1 risk-based capital	666,044	18.651	8.000	8.500
Total risk-based capital	710,789	19.904	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$652,668	10.618%	5.000%	4.000%
Common equity tier 1 capital	652,668	18.542	6.500	7.000
Tier 1 risk-based capital	652,668	18.542	8.000	8.500
Total risk-based capital	696,767	19.795	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of June 30, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$690,589	10.950%	4.000%
Common equity tier 1 capital	690,589	19.334	7.000
Tier 1 risk-based capital	690,589	19.334	8.500
Total risk-based capital	735,346	20.587	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$679,651	11.054%	4.000%
Common equity Tier 1 capital	679,651	19.303	7.000
Tier 1 risk-based capital	679,651	19.303	8.500
Total risk-based capital	723,762	20.556	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The June 30, 2025 and December 31, 2024 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
In addition, at June 30, 2025, the consolidated equity to total assets ratio was 10.91%, compared to 10.85% at December 31, 2024.

As of June 30, 2025, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current capital conservation buffer taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 4%, 7%, 8.5%, and 10.5%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  As of June 30, 2025 and December 31, 2024, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 45.27% of net income for the second quarter of 2025 and 54.57% of net income for the second quarter of 2024. The per-share dividend paid in both the second quarter of 2025 and 2024 was $0.36.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 5,922 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Share Repurchase Program
On March 18, 2025 the Company announced that its Board of Directors authorized another share repurchase program of up to 1,000,000 shares, or approximately 5% of its currently outstanding common stock.  During the three months ended June 30, 2025, the Company repurchased a total of 168,735 shares at an average price per share of $31.56 for a total of $5.3 million under its Board authorized share repurchase program.

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

Index
During the three months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2024 Form 10-K other than what is set forth immediately below.

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
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of $16.4 million in 2025 and $26.8 million in 2024.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	June 30, 2025			June 30, 2024

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$73,468	$614	3.34%	$113,844	$909	3.20%	$(295)	$(555)	$260
Mortgage backed securities and collateralized mortgage obligations-residential	244,628	1,613	2.62%	250,517	1,451	2.30%	162	(209)	371
State and political subdivisions	18	-	6.77%	26	1	6.75%	(1)	(1)	-
Corporate bonds	25,707	210	3.26%	55,065	362	2.63%	(152)	(584)	432
Small Business Administration-guaranteed participation securities	14,083	75	2.14%	17,436	94	2.15%	(19)	(18)	(1)
Other	697	8	4.59%	694	2	1.15%	6	-	6

Total securities available for sale	358,601	2,520	2.81%	437,582	2,819	2.58%	(299)	(1,367)	1,068

Federal funds sold and other short-term Investments	648,457	7,212	4.46%	506,493	6,894	5.48%	318	6,374	(6,056)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	4,970	54	4.37%	6,054	65	4.28%	(11)	(20)	9

Total held to maturity securities	4,970	54	4.37%	6,054	65	4.28%	(11)	(20)	9

Federal Reserve Bank and Federal Home Loan Bank stock	6,591	129	7.83%	6,340	147	9.27%	(18)	33	(51)

Commercial loans	306,373	4,261	5.56%	280,559	3,765	5.37%	496	355	141
Residential mortgage loans	4,387,181	43,236	3.94%	4,359,232	40,819	3.75%	2,417	263	2,154
Home equity lines of credit	428,933	6,830	6.39%	364,210	5,814	6.42%	1,016	1,222	(206)
Installment loans	12,523	230	7.35%	15,395	262	6.86%	(32)	(134)	102

Loans, net of unearned income	5,135,010	54,557	4.25%	5,019,396	50,660	4.04%	3,897	1,706	2,191

Total interest earning assets	6,153,629	64,472	4.19%	5,975,865	60,585	4.06%	3,887	6,726	(2,839)

Allowance for credit losses on loans	(50,777)			(49,454)
Cash & non-interest earning assets	204,006			181,688

Total assets	$6,306,858			$6,108,099

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	1,039,242	536	0.21%	$1,009,048	$288	0.11%	248	9	239
Money market accounts	470,824	2,086	1.78%	524,068	2,228	1.71%	(142)	(612)	470
Savings	1,087,467	733	0.27%	1,145,922	675	0.24%	58	(188)	246
Time deposits	2,085,329	19,195	3.69%	1,873,139	19,400	4.17%	(205)	8,752	(8,957)

Total interest bearing deposits	4,682,862	22,550	1.93%	4,552,177	22,591	2.00%	(41)	7,961	(8,002)
Short-term borrowings	81,055	176	0.87%	93,703	206	0.89%	(30)	(26)	(4)

Total interest bearing liabilities	4,763,917	22,726	1.91%	4,645,880	22,797	1.97%	(71)	7,935	(8,006)

Demand deposits	777,956			735,262
Other liabilities	73,903			76,258
Shareholders' equity	691,082			$650,699

Total liabilities and shareholders' equity	$6,306,858			6,108,099

Net interest income		41,746			37,788		$3,958	$(1,209)	$5,167

Net interest spread			2.28%			2.09%

Net interest margin (net interest income to total interest earning assets)			2.71%			2.53%

Index
TrustCo Bank Corp NY
Management's Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of $17.6 million in 2025 and $26.2 million in 2024.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Six months ended			Six months ended
(dollars in thousands)	June 30, 2025			June 30, 2024

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$74,071	$1,210	3.27%	$119,908	$1,815	3.03%	$(605)	$(975)	$370
Mortgage backed securities and collateralized mortgage obligations-residential	242,083	3,096	2.56%	254,665	2,945	2.31%	151	(349)	500
State and political subdivisions	18	-	6.77%	26	1	6.82%	(1)	(1)	-
Corporate bonds	32,823	470	2.86%	64,345	838	2.60%	(368)	(583)	215
Small Business Administration-guaranteed participation securities	14,540	156	2.15%	17,830	194	2.18%	(38)	(35)	(3)
Mortgage backed securities and Other	698	15	4.30%	695	5	1.44%	10	-	10

Total securities available for sale	364,233	4,947	2.72%	457,469	5,798	2.53%	(851)	(1,943)	1,092

Federal funds sold and other short-term Investments	631,148	13,944	4.46	502,072	13,644	5.47%	300	6,074	(5,774)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	5,101	111	4.35	6,192	133	4.29%	(22)	(28)	6

Total held to maturity securities	5,101	111	4.35	6,192	133	4.29%	(22)	(28)	6

Federal Reserve Bank and Federal Home Loan Bank stock	6,549	280	8.55	6,271	299	9.54%	(19)	31	(50)

Commercial loans	302,173	8,426	5.58	278,871	7,425	5.33%	1,001	639	362
Residential mortgage loans	4,386,418	85,851	3.92	4,359,351	81,236	3.73%	4,615	505	4,110
Home equity lines of credit	421,498	13,265	6.35	358,607	11,277	6.32%	1,988	1,949	39
Installment loans	12,744	465	7.36	15,761	526	6.72%	(61)	(176)	115

Loans, net of unearned income	5,122,833	108,007	4.22	5,012,590	100,464	4.01%	7,543	2,917	4,626

Total interest earning assets	6,129,864	127,289	4.16	5,984,594	120,338	4.03%	6,951	7,051	(100)

Allowance for credit losses on loans	(50,627)			(49,139)
Cash & non-interest earning assets	202,590			188,364

Total assets	$6,281,827			$ 6,123,819

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,038,733	1,094	0.21%	$ $ 999,589	528	0.11%	566	21	545
Money market accounts	469,952	4,075	1.75	534,378	4,570	1.72%	(495)	(705)	210
Savings	1,088,408	1,467	0.27	1,152,241	1,387	0.24%	80	(188)	268
Time deposits	2,069,998	38,178	3.72	1,881,535	39,077	4.18%	(899)	7,791	(8,690)

Total interest bearing deposits	4,667,091	44,814	1.94	4,567,743	45,562	2.01%	(748)	6,919	(7,667)
Short-term borrowings	82,125	356	0.87	93,510	410	0.88%	(54)	(50)	(4)

Total interest bearing liabilities	4,749,216	45,170	1.92	4,661,253	45,972	1.98%	(802)	6,869	(7,671)

Demand deposits	769,923			730,781
Other liabilities	76,308			83,105
Shareholders' equity	686,380			648,680

Total liabilities and shareholders' equity	$6,281,827			$ 6,123,819

Net interest income , tax equivalent		82,119			74,366		$7,753	$182	$7,571

Net interest spread			2.24%			2.05%

Net interest margin (net interest income to total interest earning assets)			2.68%			2.48%

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the 2024 Form 10-K, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month periods ended June 30, 2025 and 2024, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2025 and 2024, the Company had an average balance of Federal Funds sold and other short-term investments of $648.5 million and $506.5 million, respectively.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.” Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

An investment in the Company involves risks, including the risks discussed in Item 1A. “Risk Factors” of the Company’s 2024 Form 10-K, which risk factors have not materially changed except as set forth below. The risk factor below supplements the other risk factors in the 2024 Form 10-K and reflects modifications to the nature of the risks that have developed since the date on which the 2024 Form 10-K was filed.

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

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of shares of its common stock during the three months ended June 30, 2025:

		Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2025 through April 30, 2025	-	$-	-	1,000,000
May 1, 2025 through May 31, 2025	61,721	31.50	61,721	938,279
June 1, 2025 through June 30, 2025	107,014	31.60	107,014	831,265
Total	168,735	$31.56	168,735	831,265

(1)
On March 18, 2025 the Company announced that its Board of Directors authorized another share repurchase program of up to 1,000,000 shares, or approximately 5% of its currently outstanding common stock.  The share repurchase program will expire on March 4, 2026. During the three months ended June 30, 2025, the Company repurchased a total of 168,735 shares at an average price per share of $31.56 for a total of $5.3 million under its Board authorized share repurchase program.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 8, 2025