Form 10-Q
period 2025-09-30
TRUSTCO BANK CORP N Y
filed 2025-11-07
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

(518) 377‑3311
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2025
$1.00 Par Value	18,424,019

TrustCo Bank Corp NY

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

Index
•
if the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact its operations;

•	our risk management framework may not be effective in mitigating risk and loss;
•	new lines of business or new products and services may subject us to additional risks;
•	our business may be adversely affected by the prevalence of fraud and other financial crimes;
•	societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers;
•	we are exposed to climate risk;
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

•	the soundness of other financial institutions could adversely affect us;
•	the current government shutdown or any future government shutdown could adversely affect the U.S. and global economy and our liquidity, financial condition and earnings;
•	the trust wealth management fees we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings;

Risks Related to Compliance and Regulation

•	regulatory capital rules could slow our growth, cause us to seek to raise additional capital, or both;
•	changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income;
•	we are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and a failure to comply with these laws could lead to a wide variety of sanctions;
•	changes in cybersecurity or privacy regulations may increase our compliance costs, limit our ability to gain insight from data and lead to increased scrutiny;
•	restrictions on data collection and use may limit opportunities to gain business insights useful to running our business and offering innovative products and services;
•	non-compliance with the Bank Secrecy Act, or other laws and regulations could result in fines or sanctions;

Index
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

•	unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business;
•	we could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems;

Risks Related to Ownership of Our Securities

•	provisions in our articles of incorporation and bylaws and New York law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price of our stock;
•	we cannot guarantee that the allocation of capital to various alternatives, including stock repurchase plans, will enhance long-term stockholder value; and
•	actions of activist shareholders could negatively affect our business and the value of our common stock and cause us to incur significant expenses.

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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Interest and dividend income:
Interest and fees on loans	$55,953	$52,112	$163,960	$152,576
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	599	718	1,809	2,533
State and political subdivisions	1	-	1	1
Mortgage-backed securities and collateralized mortgage obligations - residential	1,583	1,397	4,679	4,342
Corporate bonds	265	361	735	1,199
Small Business Administration-guaranteed participation securities	72	90	228	284
Other securities	7	2	22	7
Total interest and dividends on securities available for sale	2,527	2,568	7,474	8,366

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	52	62	163	195
Total interest on held to maturity securities	52	62	163	195

Federal Home Loan Bank stock	125	153	405	452
Interest on federal funds sold and other short-term investments	7,376	6,174	21,320	19,818
Total interest income	66,033	61,069	193,322	181,407

Interest expense:
Interest on deposits:
Interest-bearing checking	483	311	1,577	839
Savings accounts	741	770	2,208	2,157
Money market deposit accounts	2,065	2,154	6,140	6,724
Time deposits	19,427	18,969	57,605	58,046
Interest on short-term borrowings	198	194	554	604
Total interest expense	22,914	22,398	68,084	68,370

Net interest income	43,119	38,671	125,238	113,037
Provision for credit losses	250	500	1,200	1,600
Net interest income after provision for credit losses	42,869	38,171	124,038	111,437

Noninterest income:
Trustco financial services income	1,967	2,044	5,905	5,469
Fees for services to customers	2,429	2,482	7,340	7,626
Net gains on equity securities	-	23	-	1,383
Other	293	382	1,270	947
Total noninterest income	4,689	4,931	14,515	15,425

Noninterest expenses:
Salaries and employee benefits	12,727	12,134	36,497	36,081
Net occupancy expense	4,470	4,271	13,542	13,257
Equipment expense	1,938	1,757	5,800	5,485
Professional services	1,571	1,863	5,183	4,893
Outsourced services	2,492	2,551	7,652	7,807
Advertising expense	290	339	955	1,213
FDIC and other insurance	1,052	1,112	3,376	3,003
Other real estate expense, net	8	204	558	294
Other	1,694	1,969	5,231	5,529
Total noninterest expenses	26,242	26,200	78,794	77,562

Income before taxes	21,316	16,902	59,759	49,300
Income taxes	5,058	4,027	14,187	11,748

Net income	$16,258	$12,875	$45,572	$37,552

Net income per share:
- Basic	$0.87	$0.68	$2.41	$1.97

- Diluted	$0.86	$0.68	$2.41	$1.97

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$16,258	$12,875	$45,572	$37,552

Net unrealized holding gain on securities available for sale	2,262	10,558	10,747	9,546
Tax effect	(589)	(2,742)	(2,790)	(2,466)

Net unrealized gain on securities available for sale, net of tax	1,673	7,816	7,957	7,080

Amortization of net actuarial gain	(517)	(203)	(1,551)	(608)
Amortization of prior service cost	2	4	9	10
Tax effect	134	51	401	155
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(381)	(148)	(1,141)	(443)

Other comprehensive income, net of tax	1,292	7,668	6,816	6,637
Comprehensive income	$17,550	$20,543	$52,388	$44,189

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS:

Cash and due from banks	$42,026	$47,364
Federal funds sold and other short term investments	653,530	594,448
Total cash and cash equivalents	695,556	641,812

Securities available for sale	319,872	358,185
Held to maturity securities ($4,629 and $5,306 fair value at September 30, 2025 and December 31, 2024, respectively)	4,593	5,365

Federal Home Loan Bank stock	6,601	6,507
Loans, net of deferred costs	5,191,770	5,098,058
Less:
Allowance for credit losses on loans	51,891	50,248
Net loans	5,139,879	5,047,810

Bank premises and equipment, net	39,718	33,782
Operating lease right-of-use assets	35,291	36,627
Other assets	107,514	108,656

Total assets	$6,349,024	$6,238,744

LIABILITIES:
Deposits:
Demand	795,508	$762,101
Interest-bearing checking	1,025,582	1,027,540
Savings accounts	1,063,763	1,086,534
Money market deposit accounts	455,488	465,049
Time deposits	2,140,932	2,049,759
Total deposits	5,481,273	5,390,983

Short-term borrowings	97,749	84,781
Operating lease liabilities	38,180	40,159
Accrued expenses and other liabilities	39,809	46,478

Total liabilities	5,657,011	5,562,401

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,102,978 and 20,097,152 shares issued at September 30, 2025 and December 31, 2024, 18,553,583 and 19,019,749 shares outstanding at September 30, 2025 and December 31, 2024, respectively	20,103	20,097
Surplus	259,980	258,874
Undivided profits	471,314	446,503
Accumulated other comprehensive income (loss), net of tax	2,955	(3,861)
Treasury stock at cost - 1,549,395 and 1,077,403 shares at September 30, 2025 and December 31, 2024, respectively	(62,339)	(45,270)

Total shareholders’ equity	692,013	676,343

Total liabilities and shareholders’ equity	$6,349,024	$6,238,744

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	(Loss) Income	Stock	Total

Beginning balance, January 1, 2024	$20,058	$257,181	$425,069	$(13,237)	$(43,786)	$645,285

Net income	-	-	12,126	-	-	12,126
Other comprehensive loss, net of tax	-	-	-	(1,526)	-	(1,526)
Stock Based Compensation Expense	-	154	-	-	-	154
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)

Ending balance, March 31, 2024	$20,058	$257,335	$430,346	$(14,763)	$(43,786)	$649,190

Net income	-	-	12,551	-	-	12,551
Other comprehensive income, net of tax	-	-	-	495	-	495
Cash dividend declared, $0.36 per share	-	-	(6,849)	-	-	(6,849)
Purchase of treasury stock 14,000 shares	-	-	-	-	(374)	(374)
Stock Based Compensation Expense	-	155	-	-	-	155

Ending balance, June 30, 2024	$20,058	$257,490	$436,048	$(14,268)	$(44,160)	$655,168

Net income	-	-	12,875	-	-	12,875
Other comprehensive income, net of tax	-	-	-	7,668	-	7,668
Cash dividend declared, $0.36 per share	-	-	(6,844)	-	-	(6,844)
Stock Based Compensation Expense	-	154	-	-	-	154

Ending balance, September 30, 2024	$20,058	$257,644	$442,079	$(6,600)	$(44,160)	$669,021

Beginning balance, January 1, 2025	$20,097	$258,874	$446,503	$(3,861)	$(45,270)	$676,343

Net income	-	-	14,275	-	-	14,275
Other comprehensive income, net of tax	-	-	-	3,729	-	3,729
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,847)	-	-	(6,847)

Ending balance, March 31, 2025	$20,097	$259,182	$453,931	$(132)	$(45,270)	$687,808

Net income	-	-	15,039	-	-	15,039
Other comprehensive income, net of tax	-	-	-	1,795	-	1,795
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,812)	-	-	(6,812)
Purchase of treasury stock 168,735 shares	-	-	-	-	(5,333)	(5,333)

Ending balance, June 30, 2025	$20,097	$259,490	$462,158	$1,663	$(50,603)	$692,805

Net income	-	-	16,258	-	-	16,258
Other comprehensive income, net of tax	-	-	-	1,292	-	1,292
Stock Based Compensation Expense	-	309	-	-	-	309
Exercise of stock option, net of repurchases	6	181	-	-	(198)	(11)
Cash dividend declared, $0.38 per share	-	-	(7,102)	-	-	(7,102)
Purchase of treasury stock 298,177 shares	-	-	-	-	(11,538)	(11,538)

Ending balance, September 30, 2025	$20,103	$259,980	$471,314	$2,955	$(62,339)	$692,013

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$45,572	$37,552

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,544	3,182
Amortization of right-of-use asset	4,992	4,981
Net gain on sale of other real estate owned	(40)	-
Writedown of other real estate owned	547	-
Provision for credit losses	1,200	1,600
Deferred tax expense	2,812	1,004
Net amortization of securities	680	902
Stock based compensation expense	925	463
Net gain on sale of bank premises and equipment	-	(23)
(Increase) Decrease in taxes receivable	(5,732)	2,897
Increase in interest receivable	(1,362)	(817)
Decrease in interest payable	(301)	(86)
Increase in other assets	(2,159)	(3,149)
Decrease in operating lease liabilities	(5,635)	(5,399)
(Decrease) Increase in accrued expenses and other liabilities	(3,910)	1,996
Total adjustments	(4,439)	7,551
Net cash provided by operating activities	41,133	45,103

Cash flows from investing activities:
Proceeds from sales, paydowns and calls of securities available for sale	54,469	54,486
Proceeds from paydowns of held to maturity securities	746	791
Purchases of securities available for sale	(76,113)	(37,176)
Proceeds from maturities of securities available for sale	70,050	60,000
Purchases of Federal Home Loan Bank stock	(94)	(304)
Net increase in loans	(93,367)	(70,482)
Proceeds from dispositions of other real estate owned	531	68
Proceeds from dispositions of bank premises and equipment	-	64
Purchases of bank premises and equipment	(9,480)	(2,540)
Net cash (used in) provided by investing activities	(53,258)	4,907

Cash flows from financing activities:
Net increase (decrease) in deposits.	90,290	(86,586)
Net change in short-term borrowings	12,968	2,460
Stock based award tax withholding payments	(11)	-
Purchases of treasury stock	(16,871)	(374)
Dividends paid	(20,507)	(20,549)
Net cash provided by (used in) financing activities	65,869	(105,049)
Net increase (decrease) in cash and cash equivalents	53,744	(55,039)
Cash and cash equivalents at beginning of period	641,812	578,004
Cash and cash equivalents at end of period	$695,556	$522,965

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$68,385	$68,456
Income taxes paid	14,368	8,869
Other non cash items:
Transfer of loans to other real estate owned	98	2,377
Increase in dividends payable	254	(7)
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	10,747	9,546
Change in deferred tax effect on unrealized (gain) loss on securities available for sale	(2,790)	(2,466)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(1,542)	(598)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	401	155

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions. Prior period amounts are reclassified when necessary to conform to the current period presentation. The net income reported for the three and nine months ended September 30, 2025 is not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any interim periods. These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial condition as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, and the cash flows for the nine months ended September 30, 2025 and 2024. The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial condition, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States. Results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The accounting policies of the Company, as applied in the unaudited Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 14, 2025.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).  A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2025 and 2024 is as follows:

(in thousands, except per share data)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$16,258	$12,875	$45,572	$37,552
Weighted average common shares	18,755	19,010	18,912	19,019
Effect of Dilutive Securities:
Stock Options and Restricted Stock Units	50	26	35	15
Weighted average common shares including potential dilutive shares	18,805	19,036	18,947	19,034

Basic EPS	$0.87	$0.68	$2.41	$1.97

Diluted EPS	$0.86	$0.68	$2.41	$1.97

For the three and nine months ended September 30, 2025 there were no weighted average antidilutive stock options excluded from dilutive earnings. For the three and nine months ended September 30, 2024 there were 22 thousand and 48 thousand, respectively, weighted average antidilutive stock options excluded from dilutive earnings. The stock options are antidilutive because the strike price is greater than the average fair value of the Company’s common stock.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended September 30, 2025 and 2024 for its pension and other post-retirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2025	2024	2025	2024

Service cost	$-	$-	$4	$5
Interest cost	297	289	87	72
Expected return on plan assets	(862)	(762)	(380)	(332)
Amortization of net gain	(241)	(19)	(276)	(184)
Amortization of prior service cost	-	-	2	4
Net periodic benefit	$(806)	$(492)	$(563)	$(435)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2025	2024	2025	2024

Service cost	$-	$-	$13	$14
Interest cost	890	867	260	216
Expected return on plan assets	(2,585)	(2,286)	(1,142)	(995)
Amortization of net gain	(723)	(57)	(828)	(551)
Amortization of prior service cost	-	-	9	10
Net periodic benefit	$(2,418)	$(1,476)	$(1,688)	$(1,306)

The Company does not expect to contribute to its pension and post-retirement benefit plans in 2025. As of September 30, 2025, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums. However, it continues to provide medical benefits and post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Debt Securities available for sale

The amortized cost and fair value of the debt securities available for sale are as follows:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$51,916	$30	$389	$51,557
State and political subdivisions	18	-	-	18
Mortgage backed securities and collateralized mortgage obligations - residential	232,672	528	17,734	215,466
Corporate bonds	39,970	40	210	39,800
Small Business Administration - guaranteed participation securities	13,138	-	808	12,330
Other	689	12	-	701
Total Securities Available for Sale	$338,403	$610	$19,141	$319,872

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$86,833	$4	$1,220	$85,617
State and political subdivisions	18	-	-	18
Mortgage backed securities and collateralized mortgage obligations - residential	239,420	114	26,406	213,128
Corporate bonds	45,033	-	452	44,581
Small Business Administration - guaranteed participation securities	15,471	-	1,330	14,141
Other	688	12	-	700

Total Securities Available for Sale	$387,463	$130	$29,408	$358,185

The following table categorizes the debt securities included in the available for sale portfolio as of September 30, 2025, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Debt securities not due at a single maturity date are presented separately:

	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$24,961	$24,622
Due after one year through five years	45,652	45,594
Due after five years through ten years	21,980	21,860
Mortgage backed securities and collateralized mortgage obligations - residential	232,672	215,466
Small Business Administration - guaranteed participation securities	13,138	12,330
	$338,403	$319,872

Index
Gross unrealized losses on debt securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2025
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$6,987	$13	$34,537	$376	$41,524	$389
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	184,496	17,734	184,496	17,734
Corporate bonds	24,770	210	-	-	24,770	210
Small Business Administration - guaranteed participation securities	-	-	12,330	808	12,330	808

Total	$31,757	$223	$231,363	$18,918	$263,120	$19,141

	December 31, 2024
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$11,961	38	$68,651	$1,182	$80,612	$1,220
Mortgage backed securities and collateralized mortgage obligations - residential	12,346	280	194,636	26,126	206,982	26,406
Corporate bonds	-	-	44,581	452	44,581	452
Small Business Administration - guaranteed participation securities	-	-	14,141	1,330	14,141	1,330

Total	$24,307	318	$322,009	$29,090	$346,316	$29,408

There was no allowance for credit losses recorded for debt securities available for sale during the three and nine months ended September 30, 2025 and 2024.

Index
The proceeds from sales and calls and maturities of debt securities available for sale, gross realized gains and gross realized losses from sales and calls during the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three months ended September 30,
(dollars in thousands)	2025	2024

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	30,105	33,992
Proceeds from maturities	10,000	5,000
Gross realized gains	-	-
Gross realized losses	-	-

	Nine months ended September 30,
	2025	2024
(dollars in thousands)

Proceeds from sales	-	-
Proceeds from calls/paydowns	54,469	54,486
Proceeds from maturities	70,050	60,000
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of debt securities available for sale during the three and nine months ended September 30, 2025 and 2024.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$4,593	$84	$48	$4,629
Total held to maturity	$4,593	$84	$48	$4,629

	December 31, 2024
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$5,365	$45	$104	$5,306
Total held to maturity	$5,365	$45	$104	$5,306

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of September 30, 2025, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Debt securities not due at a single maturity date are presented separately:

(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$4,593	$4,629
	$4,593	$4,629

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

September 30, 2025
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$-	$-	$1,764	$48	$1,764	$48

Total	$-	$-	$1,764	$48	$1,764	$48

December 31, 2024
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss

Mortgage backed securities and collateralized mortgage obligations - residential	$592	$7	$2,047	$97	$2,639	$104

Total	$592	$7	$2,047	$97	$2,639	$104

There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2025 and 2024.

There was no allowance for credit losses recorded for held to maturity securities as of September 30, 2025 and December 31, 2024. There was no credit loss expense recorded for held to maturity securities for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, there were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Equity Securities

During the second quarter of 2024, Visa Inc. accepted the Company’s tender of its 6,528 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. As a result of the exchange, the Company marked its Visa Class C common stock to fair value and recorded a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock on June 28, 2024 of $262.47 per share. In 2024, Company’s Visa Class C shares were marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa. The Company originally obtained the shares in 2008. The carrying value of the Visa Class B-2 shares is nominal as of September 30, 2025 and there was no activity during the three and nine months ended September 30, 2025.

Index
(d) Securities in an unrealized loss position

As of September 30, 2025, the Company’s securities portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:

 In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2025. As of September 30, 2025, 8 out of 10 securities were in an unrealized loss position. All securities are performing.

Mortgage-backed securities and collateralized mortgage obligations – residential:

 At September 30, 2025, all mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2025. As of September 30, 2025, 108 out of 120 securities were in an unrealized loss position. All securities are performing.

Small Business Administration (SBA) - guaranteed participation securities:

At September 30, 2025, all of the SBA securities held by the Company were issued and guaranteed by the U.S. Small Business Administration. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2025. As of September 30, 2025, 8 out of 8 securities were in an unrealized loss position. All securities are performing.

Corporate Bonds:

 At September 30, 2025, corporate bonds held by the Company are investment grade quality. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2025. As of September 30, 2025, 3 out of 7 securities were in an unrealized loss position. All securities are performing.

Index
(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	September 30, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$245,585	$48,470	$294,055
Other	17,436	-	17,436
Real estate mortgage - 1 to 4 family:
First mortgages	2,767,044	1,591,761	4,358,805
Home equity loans	45,611	16,397	62,008
Home equity lines of credit	258,629	188,606	447,235
Installment	8,998	3,233	12,231
Total loans, net	$3,343,303	$1,848,467	5,191,770
Less: Allowance for credit losses on loans			51,891
Net loans			$5,139,879
*Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$227,771	$39,529	$267,300
Other	19,144	413	19,557
Real estate mortgage - 1 to 4 family:
First mortgages	2,741,334	1,590,229	4,331,563
Home equity loans	43,096	13,643	56,739
Home equity lines of credit	235,939	173,322	409,261
Installment	9,885	3,753	13,638
Total loans, net	$3,277,169	$1,820,889	5,098,058
Less: Allowance for credit losses on loans			50,248
Net loans			$5,047,810

*Includes New York, New Jersey, Vermont and Massachussetts.

Included in commercial loans above are Paycheck Protection Program loans totaling $97 thousand and $241 thousand as of September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, the Company had approximately $41.6 million and $29.7 million of real estate construction loans, respectively. Of the $41.6 million in real estate construction loans at September 30, 2025, approximately $11.5 million are secured by first mortgages to residential borrowers while approximately $30.1 million are to commercial borrowers for residential construction projects. Of the $29.7 million in real estate construction loans at December 31, 2024, approximately $10.7 million were secured by first mortgages to residential borrowers while approximately $19.0 million were to commercial borrowers for residential construction projects. The vast majority of construction loans were in the Company’s New York market.

Index
Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses, including past events and current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended September 30, 2025. The Company selected the baseline economic forecast for the allowance for credit losses based on current market conditions and portfolio trends. In addition, the Company’s four quarter forecast period and four quarter straight line reversion has not changed for the period ended September 30, 2025.

The Company recorded a provision for credit losses of $250 thousand for the three months ended September 30, 2025, which is the result a provision for credit losses on loans of $450 thousand, and a benefit for credit losses on unfunded commitments of $200 thousand. The Company recorded a provision for credit losses of $1.2 million for the nine months ended September 30, 2025, which is the result of a provision for credit losses on loans of $1.2 million, and no provision for credit losses on unfunded commitments.

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

Activity in the allowance for credit losses on loans by portfolio segment for the three months ended September 30, 2025 and 2024 is summarized as follows:

	For the three months ended September 30, 2025
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,134	$47,877	$254	$51,265
Loans charged off:
New York and other states*	-	-	2	2
Florida	-	-	20	20
Total loan chargeoffs	-	-	22	22

Recoveries of loans previously charged off:
New York and other states*	-	194	4	198
Florida	-	-	-	-
Total recoveries	-	194	4	198
Net loans (recoveries) charged off	-	(194)	18	(176)
Provision (credit) for credit losses	(3)	446	7	450
Balance at end of period	$3,131	$48,517	$243	$51,891

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the three months ended September 30, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,429	46,129	214	49,772
Loans charged off:
New York and other states*	65	194	17	276
Florida	-	-	42	42
Total loan chargeoffs	65	194	59	318

Recoveries of loans previously charged off:
New York and other states*	-	90	6	96
Florida	-	-	-	-
Total recoveries	-	90	6	96
Net loan charged off	65	104	53	222
Provision (credit) for credit losses	(12)	367	45	400
Balance at end of period	$3,352	46,392	206	49,950

* Includes New York, New Jersey, Vermont and Massachusetts.

Activity in the allowance for credit losses on loans by portfolio segment for the nine months ended September 30, 2025 and 2024 is summarized as follows:

	For the nine months ended September 30, 2025
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,420	$46,636	$192	$50,248
Loans charged off:
New York and other states*	4	99	49	152
Florida	-	-	129	129
Total loan chargeoffs	4	99	178	281

Recoveries of loans previously charged off:
New York and other states*	7	373	29	409
Florida	315	-	-	315
Total recoveries	322	373	29	724
Net loans (recoveries) charged off	(318)	(274)	149	(443)
Provision (Credit) for credit losses	(607)	1,607	200	1,200
Balance at end of period	$3,131	$48,517	$243	$51,891

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the nine months ended September 30, 2024
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$2,735	45,625	218	48,578
Loans charged off:
New York and other states*	65	311	71	447
Florida	-	17	49	66
Total loan chargeoffs	65	328	120	513

Recoveries of loans previously charged off:
New York and other states*	-	359	26	385
Florida	-	-	-	-
Total recoveries	-	359	26	385
Net loans charged off (recoveries)	65	(31)	94	128
Provision for credit losses	682	736	82	1,500
Balance at end of period	$3,352	46,392	206	49,950

* Includes New York, New Jersey, Vermont and Massachusetts.

The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,131	48,517	243	51,891

Total ending allowance balance	$3,131	$48,517	$243	$51,891

Loans:
Individually evaluated for impairment	$386	$22,621	$30	$23,037
Collectively evaluated for impairment	311,105	4,845,427	12,201	5,168,733

Total ending loans balance	$311,491	$4,868,048	$12,231	$5,191,770

	As of December 31, 2024
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	-	-	-
Collectively evaluated for impairment	3,420	46,636	192	50,248

Total ending allowance balance	$3,420	46,636	192	50,248

Loans:
Individually evaluated for impairment	$443	23,835	112	24,390
Collectively evaluated for impairment	286,414	4,773,728	13,526	5,073,668

Total ending loans balance	$286,857	4,797,563	13,638	5,098,058

Index
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in provision for credit losses in the consolidated income statement.

The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2025 and 2024 was as follows:

For the three
months ended
(In thousands)	September 30, 2025
Balance at June 30, 2025	$1,962
Provision (credit) for credit losses	(200)
Balance at September 30, 2025	$1,762

For the nine
months ended
(In thousands)	September 30, 2025
Balance at January 1, 2025	$1,762
Provision for credit losses	-
Balance at September 30, 2025	$1,762

For the three
months ended
(In thousands)	September 30, 2024
Balance at June 30, 2024	$1,662
Provision for credit losses	100
Balance at September 30, 2024	$1,762

For the nine
months ended
(In thousands)	September 30, 2024
Balance at January 1, 2024	$1,662
Provision for credit losses	100
Balance at September 30, 2024	$1,762

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of September 30, 2025 and December 31, 2024 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index
As of September 30, 2025 and December 31, 2024 and based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs year to date for each loan type by origination year was as follows:

Loan Credit Quality
(in thousands)	As of September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$41,080	$47,458	$50,976	$67,021	$21,514	$57,855	$5,238	$-	$291,142
Special Mention	-	-	-	238	-	-	-	-	238
Substandard	-	890	-	992	-	793	-	-	2,675
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Loans	$41,080	$48,348	$50,976	$68,251	$21,514	$58,648	$5,238	$-	$294,055

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$4	$-	$-	$-	$4
	$-	$-	$-	$-	$4	$-	$-	$-	$4

Commercial Other:
Risk rating
Pass	$1,819	$1,606	$6,663	$1,281	$197	$1,751	$4,067	$-	$17,384
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	11	-	-	2	-	39	-	52
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$1,819	$1,617	$6,663	$1,281	$199	$1,751	$4,106	$-	$17,436

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$249,750	$317,621	$378,605	$506,947	$771,900	$2,115,577	$3,168	$-	$4,343,568
Nonperforming	-	-	553	1,205	1,388	12,091	-	-	15,237
Total First Mortgage:	$249,750	$317,621	$379,158	$508,152	$773,288	$2,127,668	$3,168	$-	$4,358,805

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$99	$-	$-	$99
	$-	$-	$-	$-	$-	$99	$-	$-	$99

Home Equity Loans:
Risk rating
Performing	$12,938	$5,774	$7,672	$4,459	$5,697	$24,985	$59	$-	$61,584
Nonperforming	-	-	-	66	-	358	-	-	424
Total Home Equity Loans:	$12,938	$5,774	$7,672	$4,525	$5,697	$25,343	$59	$-	$62,008

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines of Credit:
Risk rating
Performing	$905	$2,427	$1,437	$1,216	$1,036	$15,373	$422,360	$-	$444,754
Nonperforming	-	-	-	-	-	923	1,558	-	2,481
Total Home Equity Credit Lines:	$905	$2,427	$1,437	$1,216	$1,036	$16,296	$423,918	$-	$447,235

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Installments:
Risk rating
Performing	$2,449	$2,236	$3,729	$1,877	$358	$691	$848	$-	$12,188
Nonperforming	-	8	9	26	-	-	-	-	43
Total Installments	$2,449	$2,244	$3,738	$1,903	$358	$691	$848	$-	$12,231

Installments Loans:
Current-period Gross writeoffs	$8	$76	$7	$20	$27	$40	$-	$-	$178
	$8	$76	$7	$20	$27	$40	$-	$-	$178

Index
Loan Credit Quality
(in thousands)	As of December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$47,687	$54,877	$73,094	$22,215	$15,014	$50,052	$2,169	$-	$265,108
Special Mention	-	-	242	-	-	-	-	-	242
Substandard	-	-	1,003	-	22	887	-	-	1,912
Doubtful	-	-	-	-	-	38	-	-	38
Total Commercial Loans	$47,687	$54,877	$74,339	$22,215	$15,036	$50,977	$2,169	$-	$267,300

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$10	$431	$-	$-	$-	$-	$441
	$-	$-	$10	$431	$-	$-	$-	$-	$441

Commercial Other:
Risk rating
Pass	$1,842	$7,417	$1,796	$407	$184	$2,108	$5,634	$-	$19,388
Special mention	-	-	-	-	-	-	-	-	-
Substandard	13	-	-	22	-	134	-	-	169
Total Commercial Real Estate Loans	$1,855	$7,417	$1,796	$429	$184	$2,242	$5,634	$-	$19,557

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$313,944	$398,722	$535,702	$821,804	$681,840	$1,563,659	$938	$-	$4,316,609
Nonperforming	-	987	391	870	243	12,463	-	-	14,954
Total First Mortgage:	$313,944	$399,709	$536,093	$822,674	$682,083	$1,576,122	$938	$-	$4,331,563

Residential First Mortgage Loans:
Current-period Gross writeoffs	$194	$-	$-	$-	$-	$18	$-	$-	212
	$194	$-	$-	$-	$-	$18	$-	$-	$212

Home Equity Loans:
Risk rating
Performing	$6,621	$8,586	$5,354	$6,490	$5,066	$24,096	$-	$-	$56,213
Nonperforming	-	-	155	-	-	371	-	-	526
Total Home Equity Loans:	$6,621	$8,586	$5,509	$6,490	$5,066	$24,467	$-	$-	$56,739

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$4,793	$1,558	$1,110	$887	$46	$14,595	$383,425	$-	$406,414
Nonperforming	-	-	70	-	-	2,532	245	-	2,847
Total Home Equity Credit Lines:	$4,793	$1,558	$1,180	$887	$46	$17,127	$383,670	$-	$409,261

Home Equity Credit Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$116	$-	$-	$116
	$-	$-	$-	$-	$-	$116	$-	$-	$116

Installments:
Risk rating
Performing	$2,846	$5,513	$2,788	$705	$123	$505	$1,028	$-	$13,508
Nonperforming	16	5	55	19	-	35	-	-	130
Total Installments	$2,862	$5,518	$2,843	$724	$123	$540	$1,028	$-	$13,638

Installments Loans:
Current-period Gross writeoffs	$-	$53	$47	$35	$4	$31	$-	$-	$170
	$-	$53	$47	$35	$4	$31	$-	$-	$170

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,223	$812	$285	$2,320	$243,265	$245,585
Other	-	-	7	7	17,429	17,436
Real estate mortgage - 1 to 4 family:
First mortgages	2,094	1,919	6,220	10,233	2,756,811	2,767,044
Home equity loans	-	-	256	256	45,355	45,611
Home equity lines of credit	412	264	1,109	1,785	256,844	258,629
Installment	4	13	-	17	8,981	8,998

Total	$3,733	$3,008	$7,877	$14,618	$3,328,685	$3,343,303

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$48,470	$48,470
Other	-	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,388	1,049	981	4,418	1,587,343	1,591,761
Home equity loans	-	-	-	-	16,397	16,397
Home equity lines of credit	299	-	-	299	188,307	188,606
Installment	46	19	13	78	3,155	3,233

Total	$2,733	$1,068	$994	$4,795	$1,843,672	$1,848,467

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,223	$812	$285	$2,320	$291,735	$294,055
Other	-	-	7	7	17,429	17,436
Real estate mortgage - 1 to 4 family:
First mortgages	4,482	2,968	7,201	14,651	4,344,154	4,358,805
Home equity loans	-	-	256	256	61,752	62,008
Home equity lines of credit	711	264	1,109	2,084	445,151	447,235
Installment	50	32	13	95	12,136	12,231

Total	$6,466	$4,076	$8,871	$19,413	$5,172,357	$5,191,770

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2024

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,189	$-	$329	$1,518	$226,253	$227,771
Other	-	-	14	14	19,130	19,144
Real estate mortgage - 1 to 4 family:
First mortgages	2,438	773	6,091	9,302	2,732,032	2,741,334
Home equity loans	15	22	318	355	42,741	43,096
Home equity lines of credit	401	-	1,267	1,668	234,271	235,939
Installment	18	19	69	106	9,779	9,885

Total	$4,061	$814	$8,088	$12,963	$3,264,206	$3,277,169

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$39,529	$39,529
Other	-	-	-	-	413	413
Real estate mortgage - 1 to 4 family:
First mortgages	2,037	629	1,773	4,439	1,585,790	1,590,229
Home equity loans	-	6	-	6	13,637	13,643
Home equity lines of credit	220	-	-	220	173,102	173,322
Installment	109	22	16	147	3,606	3,753

Total	$2,366	$657	$1,789	$4,812	$1,816,077	$1,820,889

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1,189	$-	$329	$1,518	$265,782	$267,300
Other	-	-	14	14	19,543	19,557
Real estate mortgage - 1 to 4 family:
First mortgages	4,475	1,402	7,864	13,741	4,317,822	4,331,563
Home equity loans	15	28	318	361	56,378	56,739
Home equity lines of credit	621	-	1,267	1,888	407,373	409,261
Installment	127	41	85	253	13,385	13,638

Total	$6,427	$1,471	$9,877	$17,775	$5,080,283	$5,098,058

* Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2025 and December 31, 2024, there were no loans that were 90 days past due and still accruing interest. As a result, non-accrual loans include all loans 90 days or more past due, as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status. There are no commitments to extend further credit on non-accrual or restructured loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu). Other real estate owned is included in other assets on the Consolidated Statements of Financial Condition. As of September 30, 2025 other real estate owned included $1.0 million and $198 thousand of commercial and residential foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $7.0 million as of September 30, 2025. As of December 31, 2024 other real estate owned included $1.9 million and $317 thousand of residential and commercial foreclosed properties, respectively. In addition, non-accrual residential mortgage loans that are in the process of foreclosure had a recorded investment of $8.1 million as of December 31, 2024.

Index
Loans individually evaluated for impairment are non-accrual residential loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications. As of September 30, 2025 and December 31, 2024, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of September 30, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$285	$-	$285
Other	7	-	7
Real estate mortgage - 1 to 4 family:
First mortgages	11,923	3,314	15,237
Home equity loans	419	5	424
Home equity lines of credit	2,226	255	2,481
Installment	30	13	43
Total nonperforming loans	14,890	3,587	18,477

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2024
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$329	$-	$329
Other	14	-	14
Real estate mortgage - 1 to 4 family:
First mortgages	11,586	3,368	14,954
Home equity loans	432	94	526
Home equity lines of credit	2,653	194	2,847
Installment	108	22	130
Total non-accrual loans	15,122	3,678	18,800
Restructured real estate mortgages - 1 to 4 family	-	-	-
Total nonperforming loans	$15,122	$3,678	$18,800

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$285	$-	-
Other	7	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,182	2,055	-
Home equity loans	404	20	-
Home equity lines of credit	2,232	249	-
Installment	30	13	-
Total loans, net	$16,140	$2,337	-

	As of December 31, 2024
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$329	$-	-
Other	14	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	13,560	1,394	-
Home equity loans	526	-	-
Home equity lines of credit	2,724	123	-
Installment	112	18	-
Total loans, net	$17,265	$1,535	-

The non-accrual balance of $2.3 million and $1.5 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of September 30, 2025 and December 31, 2024, respectively.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Index
The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$386	$-	$-
Other	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,225	-	-
Home equity loans	497	-	-
Home equity lines of credit	2,899	-	-
Installment	-	-	30
Total	$23,007	$-	$30

	As of December 31, 2024
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$429	$-	$-
Other	14	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	19,928	-	-
Home equity loans	535	-	-
Home equity lines of credit	3,372	-	-
Installment	-	-	112
Total	$24,278	$-	$112

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified. Interest income recognized on loans that are individually evaluated was not material during the three or nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and 2024 loans individually evaluated included approximately $6.9 and $7.3 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

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

Index
The following table presents the amortized cost basis of loans at September 30, 2025 and 2024 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended:

New York and other states*:	September 30, 2025		September 30, 2024
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	80	0.00%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	133	0.06%
Installment	-	-	-	-

Total	$-	-	$213	0.01%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:				-
First mortgages	283	0.02%	-	-
Home equity loans	-	-	89	0.67%
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$283	-	$89	0.00%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	283	0.01%	80	0.00%
Home equity loans	-	-	89	0.16%
Home equity lines of credit	-	-	133	0.03%
Installment	-	-	-	-

Total	$283	0.01%	$302	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the nine months ended:

New York and other states*:	September 30, 2025		September 30, 2024
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:			-	-
First mortgages	392	0.01%	270	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	122	0.05%	242	0.10%
Installment	-	-	-	-

Total	$514	0.02%	$512	0.02%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	283	0.02%	84	0.01%
Home equity loans	-	-	89	0.67%
Home equity lines of credit	-	0.00%	-	-
Installment	-	-	-	-

Total	$283	-	$173	0.01%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	675	0.03%	354	0.01%
Home equity loans	-		89	0.16%
Home equity lines of credit	122	0.00%	242	0.06%
Installment	-	-	-	-

Total	$797	0.02%	$685	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified during the last 12 months:

		As of September 30 2025

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	154	-	238	-	392
Home equity loans	18	-	-		18
Home equity lines of credit	-	122	-	-	122
Installment	-	-	-	-	-

Total	$172	$122	$238	$-	$532

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-		-
Real estate mortgage - 1 to 4 family:
First mortgages	283	-	-	-	283
Home equity loans	-	-	-	-	-
Home equity lines of credit	47	-	-	-	47
Installment	-	-	-	-	-

Total	$330	$-	$-	$-	$330

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	437	-	238	-	675
Home equity loans	18	-	-	-	18
Home equity lines of credit	47	122	-	-	169
Installment	-	-	-	-	-

Total	$502	$122	$238	$-	$862

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
As of September 30, 2024

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	270	-	-	-	270
Home equity loans	-	-	-		-
Home equity lines of credit	242	-	-	-	242
Installment	-	-	-	-	-

Total	$512	$-	$-	$-	$512

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-		-
Real estate mortgage - 1 to 4 family:
First mortgages	84	-	-	-	84
Home equity loans	89	-	-	-	89
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$173	$-	$-	$-	$173

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	354	-	-	-	354
Home equity loans	89	-	-	-	89
Home equity lines of credit	242	-	-	-	242
Installment	-	-	-	-	-

Total	$685	$-	$-	$-	$685

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended:

	September 30, 2025	September 30, 2024
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	-	22
Home equity loans	-	-
Home equity lines of credit	-	12
Installment	-	-

Total	-	34

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	9	-
Home equity loans	-	9
Home equity lines of credit	-	-
Installment	-	-

Total	9	9

	Weighted	Weighted
Total:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	9	22
Home equity loans	-	9
Home equity lines of credit	-	12
Installment	-	-

Total	9	43

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the nine months September 30, 2025

	September 30, 2025	September 30, 2024
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	24	15
Home equity loans	-	-
Home equity lines of credit	24	18
Installment	-	-

Total	48	33

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	9	12
Home equity loans	-	9
Home equity lines of credit	-	-
Installment	-	-

Total	9	21

	Weighted	Weighted
Total:	Average	Average
	Payment	Payment
(dollars in thousands)	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	33	27
Home equity loans	-	9
Home equity lines of credit	24	18
Installment	-	-

Total	57	54

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. Generally, the nature of the modifications that resulted in them being classified as a loan modification was the borrower filing for bankruptcy protection. There was one loan modification totaling $238 thousand for residential mortgages and one home equity line of credit loan modification totaling $122 thousand that defaulted during the three and nine months ended September 30, 2025 which had been classified as a loan modification within the prior twelve months. There were no loans that defaulted during the three and nine months ended September 30, 2024 which had been classified as a loan modification within the prior twelve months.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2025 and 2024.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2025 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$51,557	$-	$51,557	$-
State and political subdivisions	18	-	18	-
Mortgage backed securities and collateralized mortgage obligations - residential	215,466	-	215,466	-
Corporate bonds	39,800	-	39,800	-
Small Business Administration- guaranteed participation securities	12,330	-	12,330	-
Other securities	701	-	701	-

Total securities available for sale	$319,872	$-	$319,872	$-

	Fair Value Measurements at
	December 31, 2024 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$85,617	$-	$85,617	$-
State and political subdivisions	18	-	18	-
Mortgage backed securities and collateralized mortgage obligations - residential	213,128	-	213,128	-
Corporate bonds	44,581	-	44,581	-
Small Business Administration- guaranteed participation securities	14,141	-	14,141	-
Other securities	700	-	700	-

Total securities available for sale	$358,185	$-	$358,185	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2025 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,234	$-	$-	$1,234	Sales comparison approach	Adjustments for differences between comparable sales	8% (8%)

Fair Value Measurements at
December 31, 2024 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$2,174	$-	$-	$2,174	Sales comparison approach	Adjustments for differences between comparable sales	0% - 44% (18%)

Other real estate owned that is carried at fair value less costs to sell was approximately $1.2 million at September 30, 2025 and consisted of residential and commercial real estate properties. Valuation charges of $-0- and $547 thousand were included in earnings for the three and nine months ended September 30, 2025, respectively.

Of the total individually evaluated loans of $23.0 million at September 30, 2025, there are no loans that are collateral dependent and are carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans during the three and nine months ended September 30, 2025.

Other real estate owned, which is carried at fair value less costs to sell, was approximately $2.2 million at December 31, 2024, and consisted of residential and commercial real estate properties.  A valuation charge of $350 thousand is included in earnings for the year ended December 31, 2024.

Of the total individually evaluated loans of $24.4 million at December 31, 2024, there were no loans that were collateral dependent and were carried at fair value measured on a non-recurring basis. Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no specific valuation allowances for these loans at December 31, 2024.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at September 30, 2025 and December 31, 2024 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2025 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$695,556	$695,556	$-	$-	$695,556
Securities available for sale	319,872		319,872	-	319,872
Held to maturity securities	4,593	-	4,629	-	4,629
Federal Home Loan Bank stock	6,601	N/A	N/A	N/A	N/A
Net loans	5,139,879	-	-	4,737,662	4,737,662
Accrued interest receivable	14,556	826	1,340	12,390	14,556
Financial liabilities:
Demand deposits	795,508	795,508	-	-	795,508
Interest bearing deposits	4,685,765	2,544,833	2,133,520	-	4,678,353
Short-term borrowings	97,749	-	97,749	-	97,749
Accrued interest payable	3,516	201	3,315	-	3,516

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2024 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$641,812	$641,812	$-	$-	$641,812
Securities available for sale	358,185	-	358,185	-	358,185
Held to maturity securities	5,365	-	5,306	-	5,306
Federal Home Loan Bank stock	6,507	N/A	N/A	N/A	N/A
Net loans	5,047,810	-	-	4,589,822	4,589,822
Accrued interest receivable	13,194	271	1,317	11,606	13,194
Financial liabilities:
Demand deposits	762,101	762,101	-	-	762,101
Interest bearing deposits	4,628,882	2,579,123	2,038,200	-	4,617,323
Short-term borrowings	84,781	-	84,781	-	84,781
Accrued interest payable	3,817	216	3,601	-	3,817

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30, 2025
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive income-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2025	Reclassifications	Income	9/30/2025	9/30/2025

Net unrealized holding gain on securities available for sale, net of tax	$(15,429)	1,673	-	1,673	(13,756)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(4,174)	-	(381)	(381)	(4,555)

Accumulated other comprehensive income, net of tax	$1,663	1,673	(381)	1,292	2,955

	Three months ended September 30, 2024
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	income-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2024	Reclassifications	Loss	9/30/2024	9/30/2024

Net unrealized holding gain on securities available for sale, net of tax	$(24,635)	7,816	-	7,816	(16,819)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(3,109)	-	(148)	(148)	(3,257)

Accumulated other comprehensive loss, net of tax	$(14,268)	7,816	(148)	7,668	(6,600)

	Nine months ended September 30, 2025
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	income-
	Balance at	income-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2025	Reclassifications	Income	9/30/2025	9/30/2025

Net unrealized holding gain on securities available for sale, net of tax	$(21,713)	$7,957	-	$7,957	$(13,756)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(3,414)	-	(1,141)	(1,141)	(4,555)

Accumulated other comprehensive income, net of tax	$(3,861)	$7,957	$(1,141)	$6,816	$2,955

	Nine months ended September 30, 2024
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	income-
	Balance at	income-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2024	Reclassifications	Loss	9/30/2024	9/30/2024

Net unrealized holding loss on securities available for sale, net of tax	$(23,899)	$7,080	$-	$7,080	$(16,819)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	13,476	-	-	-	13,476
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(2,814)	-	(443)	(443)	(3,257)

Accumulated other comprehensive loss, net of tax	$(13,237)	$7,080	$(443)	$6,637	$(6,600)

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024:

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$517	$203	$1,551	$608	Salaries and employee benefits
Amortization of prior service cost	(2)	(4)	(9)	(10)	Salaries and employee benefits
Income tax benefit	(134)	(51)	(401)	(155)	Income taxes
Net of tax	381	148	1,141	443

Total reclassifications, net of tax	$381	$148	$1,141	$443

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest Income for the three months and nine months ended September 30, 2025 and 2024. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Non-interest income
Service Charges on Deposits
Overdraft fees	$718	$685	$2,065	$2,002
Other	665	608	1,776	1,639
Interchange Income	1,013	1,236	3,594	4,121
Net gains on equity securities (a)	-	23	-	1,383
Wealth management fees	1,967	2,044	5,905	5,469
Other (a)	326	335	1,175	811

Total non-interest income	$4,689	$4,931	$14,515	$15,425

(a) Not within the scope of ASC 606.

A description of how the Company’s revenue streams are accounted in accordance with ASC 606 is set forth below:

Service charges on Deposit Accounts:  The Company earns fees from its deposit customers for transaction‑based, account maintenance and overdraft services. Transaction‑based fees, which include services such as stop payment charges, and wire fees, are recognized at the time the transaction is executed, as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2025, the Company did not have any leases with terms of twelve months or less.

As of September 30, 2025 the Company did not have any leases for which the construction had not yet started. At September 30, 2025 lease expiration dates ranged from one month to 19 years and have a weighted average remaining lease term of 8.3 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	September 30,
	2025	2024
Operating lease cost	$2,012	$2,054
Variable lease cost	559	522

Total Lease costs	$2,571	$2,576

(dollars in thousands)	Nine months ended
	September 30,
	2025	2024
Operating lease cost	$6,063	$6,187
Variable lease cost	1,710	1,716

Total Lease costs	$7,773	$7,903

(dollars in thousands)	Nine months ended
	September 30,
	2025	2024
Supplemental cash flows information:
Cash paid for amounts included in the measurement of
lease liabilities:
Operating cash flows from operating leases	$6,527	$6,383

Right-of-use assets obtained in exchange for lease obligations:	3,656	2,397

Weighted average remaining lease term	8.3 years	8.3 years
Weighted average discount rate	3.34%	3.19%

Index
Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

(dollars in thousands)

Year ending
December 31,
2025(a)	$2,096
2026	8,046
2027	6,764
2028	5,579
2029	4,204
Thereafter	17,201
Total lease payments	$43,890
Less: Interest	5,710

Present value of lease liabilities	$38,180

(a)	Excluding the nine months ended September 30, 2025.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total future lease payments from the Company to those entities, which are included in the table above, owed at September 30, 2025, were $2.0 million, which includes interest in the amount of $186 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of September 30, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits. If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial statements. As of both September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2025 and December 31, 2024:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of September 30, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$672,243	10.576%	5.000%	4.000%
Common equity tier 1 capital	672,243	18.669	6.500	7.000
Tier 1 risk-based capital	672,243	18.669	8.000	8.500
Total risk-based capital	717,360	19.922	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$652,668	10.618%	5.000%	4.000%
Common equity tier 1 capital	652,668	18.542	6.500	7.000
Tier 1 risk-based capital	652,668	18.542	8.000	8.500
Total risk-based capital	696,767	19.795	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of September 30, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$688,505	10.831%	4.000%
Common equity tier 1 capital	688,505	19.116	7.000
Tier 1 risk-based capital	688,505	19.116	8.500
Total risk-based capital	733,634	20.369	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$679,651	11.054%	4.000%
Common equity Tier 1 capital	679,651	19.303	7.000
Tier 1 risk-based capital	679,651	19.303	8.500
Total risk-based capital	723,762	20.556	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The September 30, 2025 and December 31, 2024 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) Segment Reporting

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

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of September 30, 2025, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2025 and September 30, 2024 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2025 and September 30, 2024, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 7, 2025

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and nine month periods ended September 30, 2025, with comparisons to the corresponding period in 2024, as applicable. The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 14, 2025 (the “2024 Form 10-K”), should also be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation.

Following this Management’s Discussion and Analysis is the table “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential”, which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three and nine month periods ended September 30, 2025 and 2024.

Economic Overview
During the third quarter of 2025, financial markets got off to a robust start with each of the major indexes reaching multiple record highs. For the third quarter of 2025, the S&P 500 Index was up 7.8%, Nasdaq was up 11.2%, and the Dow Jones Industrial Average was up 5.22% compared to the second quarter of 2025. The 10‑year Treasury bond averaged 4.26% during the third quarter of 2025 compared to 4.36% in Q2 2025, a decrease of 10 basis points. The 2‑year Treasury bond average rate decreased 14 basis points to 3.72%. The spread between the 10‑year and the 2-year Treasury bonds increased from a 0.50% on average in Q2 2025 to 0.54% in Q3 2025. Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short-term and longer-term rates. During the first nine months of 2025 the Federal Funds rate was lowered once in September 2025 to a range of 4.00% to 4.25% from 4.25% to 4.50%. It was also subsequently lowered on October 29, 2025 to a range of 3.75% to 4.00%.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q3/24	Beg of Q3	5.50	4.71	4.32	4.32	-0.39
	Peak	5.47	4.77	4.44	4.48	0.26
	Trough	4.68	3.49	3.41	3.63	-0.35
	End of Q3	4.73	3.66	3.58	3.81	0.15
	Average in Q3	5.23	4.04	3.80	3.95	-0.09

Q4/24	Beg of Q4	4.73	3.66	3.58	3.81	0.15
	Peak	4.77	4.37	4.45	4.62	0.33
	Trough	4.31	3.61	3.51	3.74	0.02
	End of Q4	4.37	4.25	4.38	4.58	0.33
	Average in Q4	4.58	4.15	4.12	4.28	0.13

Q1/25	Beg of Q1	4.37	4.25	4.38	4.58	0.33
	Peak	4.37	4.40	4.61	4.79	0.41
	Trough	4.30	3.89	3.96	4.16	0.20
	End of Q1	4.32	3.89	3.96	4.23	0.34
	Average in Q1	4.34	4.15	4.25	4.45	0.30

Q2/25	Beg of Q2	4.32	3.89	3.96	4.23	0.34
	Peak	4.46	4.05	4.17	4.58	0.67
	Trough	4.28	3.60	3.72	4.01	0.29
	End of Q2	4.41	3.72	3.79	4.24	0.52
	Average in Q2	4.37	3.86	3.97	4.36	0.50

Q3/25	Beg of Q2	4.41	3.72	3.79	4.24	0.52
	Peak	4.42	3.95	4.05	4.50	0.65
	Trough	4.00	3.49	3.57	4.01	0.43
	End of Q2	4.02	3.60	3.74	4.16	0.56
	Average in Q2	4.26	3.72	3.80	4.26	0.54

The country has entered a period of heightened economic uncertainty as markets continue to adjust to rapidly evolving changes in tariff policies. Tariffs have the potential to increase inflation, and it is unknown if that would have a transitory or longer lasting impact. The Federal Open Market Committee (“FOMC”) lowered the federal funds target rate range to 4.00%-4.25% in September 2025, and to a range of 3.75% to 4.00% in October 2025.

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

Index
Management believes that TrustCo’s long-term focus on traditional banking services and practices historically has enabled the Company to avoid significant impact from asset quality problems, and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice. While we continue to adhere to prudent underwriting standards, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of changes in interest rates, financial sector instability, a potential or actual default on the federal debt or other reasons, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Financial Overview
TrustCo recorded net income of $16.3 million, or $0.86 of diluted earnings per share, for the three months ended September 30, 2025, compared to net income of $12.9 million, or $0.68 of diluted earnings per share, in the same period in 2024. Return on average assets was 1.02% and 0.84%, respectively, for the three months ended September 30, 2025 and 2024. Return on average equity was 9.29% and 7.74%, respectively, for the three months ended September 30, 2025 and 2024.

The primary factors accounting for the change in net income for the three months ended September 30, 2025 compared to the same period of the prior year were:

•
An increase of $4.4 million, or 11.5%, in net interest income compared to the third quarter of 2024, primarily as a result of an increase in interest income on federal funds sold and other short-term investments and interest and fees on loans, partially offset by an increase in interest expense.

•	A decrease of $250 thousand in provision for credit losses compared to the third quarter of 2024.

•	A decrease of $242 thousand in noninterest income compared to the third quarter of 2024.

•	An increase in income tax expense of $1.0 million compared to the third quarter of 2024.

TrustCo recorded net income of $45.6 million, or $2.41 of diluted earnings per share, for the nine months ended September 30, 2025, compared to net income of $37.6 million, or $1.97 of diluted earnings per share, in the same period in 2024. Return on average assets was 0.97% and 0.82%, respectively, for the nine months ended September 30, 2025 and 2024. Return on average equity was 8.84% and 7.68%, respectively, for the nine months ended September 30, 2025 and 2024.

The primary factors accounting for the change in net income for the nine months ended September 30, 2025 compared to the same period of the prior year were:

•
An increase of $12.2 million, or 10.8%, in net interest income compared to the first nine months of 2024, primarily as a result of an increase in interest income on federal funds sold and other short-term investments and interest and fees on loans, partially offset by a decrease in interest and dividends on securities available for sale.

Index
•	A decrease of $400 thousand in the provision for credit losses compared to the first nine months of 2024.

•
A decrease of $910 thousand in noninterest income compared to the first nine months of 2024. The decrease was primarily driven by a gain of $1.4 million in the prior year from the conversion of the Visa Class C common stock as described below.

•	An increase of $1.2 million in noninterest expense compared to the first nine months of 2024.

Visa Exchange Offer
During the second quarter of 2024, Visa Inc. accepted the Company’s tender of its 6,528 shares of Visa Class B-1 common stock in exchange for a combination of Visa Class B-2 common stock and Visa Class C common stock. As a result of the exchange, the Company marked its Visa Class C common stock to fair value and recorded a gain of $1.4 million based on the conversion privilege of the Visa Class C common stock and the closing price of Visa Class A common stock on June 28, 2024 of $262.47 per share. In 2024, Company’s Visa Class C shares were marked to fair value on a recurring basis using the Visa Class A shares as evidence of orderly transactions between market participants for similar securities issued by Visa. The Company originally obtained the shares in 2008. The carrying value of the Visa Class B-2 shares is nominal as of September 30, 2025 and there was no activity during the three and nine months ended September 30, 2025.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment. Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results. Included in the 2024 Form 10-K is a description of the effect that continued elevated interest rates had on the results for the year 2024 compared to 2023. Many of the same market factors discussed in the 2024 Form 10-K continued to have an impact on results through the third quarter of 2025.

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

Index
Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to control national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. During the first nine months of 2025 the Federal Funds rate was lowered once in September 2025 to a range of 4.00% to 4.25% from 4.25% to 4.50%. It was also subsequently lowered in October 2025 to a range of 3.75% to 4.00%.

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

TrustCo’s principal loan products are residential real estate loans. Most of TrustCo’s residential real estate loans carry a fixed rate of interest. As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury. The 10‑year Treasury yield decreased 10 basis points, on average, during the third quarter of 2025 compared to the second quarter of 2025 and increased 31 basis points as compared to the third quarter of 2024.

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

Index
For the third quarter of 2025, the net interest margin was 2.79%, up 18 basis points versus the prior year’s quarter. The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments increased by $196.8 million and the average yield decreased 85 basis points in the third quarter of 2025 compared to the same period in 2024. The increase in the average balance was enough to offset the decrease in average yield, resulting in more interest income.

•
The average balance of securities available for sale decreased by $62.3 million and the average yield increased 40 basis points to 2.91%. The increase in the average yield was a result of higher yields on investments purchased during 2024 and the first nine months of 2025 as well as maturities of lower yielding securities over the same periods.  The increase in the yield was not enough to offset the decrease in the average balance which resulted in less interest income.

•	The average loan portfolio grew by $125.9 million to $5.18 billion and the average yield increased 20 basis points to 4.32% in the third quarter of 2025 compared to the same period in 2024.

•
The average balance of interest bearing liabilities increased $200.3 million and the average rate paid decreased four basis points to 1.90% in the third quarter of 2025 compared to the same period in 2024.

During the third quarter of 2025, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates. Management believes that the TrustCo residential real estate loan product is very competitive compared to local and national competitors. Competition remains strong in the Company’s market areas.

For the nine months ended September 30, 2025, the net interest margin was 2.71%, up 19 basis points versus the prior year. The nine month results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments increased by $151.9 million and the average yield decreased 96 basis points in the third quarter of 2025 compared to the same period in 2024. The increase in the average balance was enough to offset the decrease in average yield, resulting in more interest income.

•
The average balance of securities available for sale decreased by $82.9 million and the average yield increased 25 basis points to 2.78% for the first nine months of 2025 compared to the same period in 2024. The increase in the average yield was a result of higher yields on investments purchased during 2024 and the first nine months of 2025 as well as maturities of lower yielding securities over the same period. The increase in the yield was not enough to offset the decrease in the average balance which resulted in less interest income.

Index
•	The average loan portfolio grew by $115.6 million to $5.14 billion and the average yield increased 20 basis points to 4.25% for the first nine months of 2025 compared to the same period in 2024.

•
The average balance of interest bearing liabilities increased $125.7 million and the average rate paid decreased six basis points to 1.91% for the first nine months of 2025 compared to the same period in 2024.

The strategy on the funding side of the balance sheet was to offer competitive core deposit products coupled with short term time accounts. We believe that this strategy has sustained TrustCo’s strong liquidity position and continues to allow us to cross sell products to new and existing relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $5.94 billion in the third quarter of 2024 to $6.20 billion in the same period of 2025 with an average yield of 4.25% in the third quarter of 2025 and 4.11% in the third quarter of 2024. The mix of assets invested in Federal Funds sold and other short-term investments and loans increased, while securities available for sale and held to maturity securities decreased over the prior year period.  Interest income on average earning assets increased from $61.1 million in the third quarter of 2024 to $66.0 million in the third quarter of 2025. This increase was primarily driven by the increase in average balances and an increase in interest income on federal funds sold and other short-term investments and loans due to higher interest rates on loan originations over the last year and variable rate loans repricing upwards.

Loans
The average balance of loans was $5.18 billion in the third quarter of 2025 and $5.05 billion in the comparable period in 2024, and the yield on loans was up 20 basis points to 4.32%. Interest income on loans was $56.0 million in the third quarter of 2025 up $3.8 million from the same period in 2024, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield.

Compared to the third quarter of 2024, the average balance of residential mortgage loans, home equity credit lines, and commercial loans, all increased, while the average balance of installment loans decreased. We believe that the upward trend in average balances of residential mortgage loans, home equity credit lines and commercial loans reflects improving economic confidence among borrowers, strong credit quality, and the Bank’s focus on relationship lending.

The average balance of residential mortgage loans was $4.41 billion in the third quarter of 2025 compared to $4.38 billion in 2024, an increase of 0.8%. The average yield on residential mortgage loans increased by 18 basis points to 4.00% in the third quarter of 2025 compared to 2024, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $34.6 million to an average balance of $313.8 million in the third quarter of 2025 compared to the same period in the prior year. The average yield on this portfolio was up 19 basis points to 5.64% compared to the prior year period, primarily as a result of higher interest rates on new originations compared to the existing portfolio yield and certain variable rate loans that repriced upwards prior to the recent Federal Funds target rate decrease in September 2025. The Company continues to be selective in underwriting commercial loans, aiming to the apparent risk/reward during the underwriting process.

The average yield on home equity credit lines decreased 3 basis points to 6.50% during the third quarter of 2025 compared to the year earlier period. The average balances of home equity credit lines increased 15.7% to $440.3 million in the third quarter of 2025 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2025 was $347.0 million compared to $409.3 million for the comparable period in 2024. The decrease in the balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases. The average yield was 2.91% for the third quarter of 2025 compared to 2.51% for the third quarter of 2024. The increase in average yield is a result of higher yields on bonds purchased as well as lower rate bonds maturing since the prior year quarter.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds. These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income, net of tax.

The net unrealized loss in the available for sale securities portfolio was $18.5 million as of September 30, 2025 compared to a net unrealized loss of $29.3 million as of December 31, 2024. The decrease in net unrealized losses in the portfolio is the result of the current interest rate environment.

Held to Maturity Securities
The average balance of held to maturity securities was $4.7 million for the third quarter of 2025 compared to $5.8 million in the third quarter of 2024. The decrease in balances reflects routine paydowns. No new securities were added to this portfolio during the period. The average yield was 4.40% for the third quarter of 2025 up from 4.29% for the year earlier period. TrustCo expects to hold the securities in this portfolio until they mature or are called.

Index
The net unrecognized gain in the held to maturity securities portfolio was $36 thousand as of September 30, 2025 compared to a net unrecognized loss of $59 thousand as of December 31, 2024. The increase in the net unrecognized gain in the portfolio is the result of changes in market interest rate levels.

As of September 30, 2025, this portfolio consisted solely of agency issued residential mortgage-backed securities. The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-Term Investments
The average balance of Federal Funds sold and other short‑term investments was $662.7 million for the third quarter of 2025 compared to $465.9 million in the third quarter of 2024, primarily due to an increase in deposits, loan payments, and funds from maturing and called securities which have not yet been deployed.  The yield was 4.42% for the third quarter of 2025 and 5.27% for the comparable period in 2024. Interest income from this portfolio increased $1.2 million from $6.2 million in 2024 to $7.4 million in 2025. The increase in the average balance was enough to offset the decrease in yield over the same period.

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

Total average interest bearing deposit accounts (which includes interest bearing checking, money market accounts, savings and time deposits) increased $200.6 million to $4.70 billion for the third quarter of 2025 versus the third quarter in the prior year, and the average rate paid decreased from 1.96% for 2024 to 1.92% for 2025. Total interest expense on these deposits increased from $22.2 million to $22.7 million in the third quarter of 2025 compared to the year earlier period. From the third quarter of 2024 to the third quarter of 2025, interest bearing checking account average balances were up 3.5%, certificates of deposit average balances were up 13.1%, non-interest demand average balances were up 6.8%, average savings balances decreased 4.0% and money market balances were down 7.0%. Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

Index
At September 30, 2025, the maturity of total time deposits was as follows:

(dollars in thousands)

Under 1 year	$1,862,732
1 to 2 years	275,625
2 to 3 years	1,802
3 to 4 years	512
4 to 5 years	208
Over 5 years	53
$2,140,932

As of September 30, 2025 and December 31, 2024, approximately $1.24 billion and $1.11 billion, respectively, of our deposit portfolio were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Average short-term borrowings for the third quarter were $87.3 million in 2025 compared to $87.7 million in 2024. The weighted average interest rate for short-term borrowings increased 2 basis points to 0.90% during this time period. The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either institution. The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy. Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness. As of September 30, 2025 the Company also has borrowing capacity of $979.1 million available with the Federal Home Loan Bank of New York. The borrowings capacity is secured by the loans pledged by the Company. As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings with the Federal Home Loan Bank of New York.

Net Interest Income
Net interest income increased by $4.4 million to $43.1 million in the third quarter of 2025 compared to the same period in 2024. The net interest spread was up 18 basis points to 2.35% in the third quarter of 2025 compared to the same period in 2024. As previously noted, the net interest margin was also up 18 basis points to 2.79% for the third quarter of 2025 compared to the same period in 2024. Yields on earning assets increased in the third quarter of 2025 compared to the third quarter of 2024, and rates on interest-bearing liabilities decreased causing margin expansion. The Federal Reserve’s decision regarding whether to cut or hold rates in upcoming meetings will have an effect on the Company’s timing and ability to cover deposit costs which should help margin in future quarters. During the third quarter of 2025, the Company has been able to lower the rates offered on our time deposits while continuing to retain and grow that product. This is expected bring down the cost of time deposits over time.

Index
Net interest income increased by $12.2 million to $125.2 million in the first nine months of 2025 compared to the same period in 2024. The net interest spread was up 20 basis points to 2.28% in the first nine months of 2025 compared to the same period in 2024. Net interest margin was up 19 basis points to 2.71% for the first nine months of 2025 compared to the same period in 2024.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of September 30, 2025:

Nonperforming loans and foreclosed real estate: Total NPLs were $18.5 million at September 30, 2025 compared to $18.8 million at December 31, 2024. There were no loans at September 30, 2025 and December 31, 2024 that were past due 90 days or more and still accruing interest. The coverage ratio, or allowance for credit losses on loans to NPLs, was 280.8% at September 30, 2025 compared to 267.3% at December 31, 2024.

At September 30, 2025, nonperforming loans primarily include a mix of commercial and residential loans. Of total nonperforming loans of $18.5 million at September 30, 2025, $18.1 million were residential real estate loans, $292 thousand were commercial loans and mortgages and $43 thousand were installment loans, compared to $18.3 million, $343 thousand and $130 thousand, respectively, at December 31, 2024.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans. Net recoveries were $194 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2025 compared to net charge-offs of $104 thousand for the third quarter of 2024. Management believes that these loans have been appropriately written down where required.

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

Index
The Company originates loans throughout its branch franchise area. At September 30, 2025, 64.4% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.6% were in Florida. Those figures compare to 64.3% and 35.7%, respectively, at December 31, 2024.

Economic conditions vary widely by geographic location. As a percentage of the total nonperforming loans as of September 30, 2025, 19.4% were to Florida borrowers, compared to 80.6% to borrowers in New York and surrounding areas. For the three months ended September 30, 2025, New York and surrounding areas experienced net recoveries of approximately $196 thousand and Florida experienced net charge-offs of $20 thousand for the third quarter of 2025.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest. Also as of September 30, 2025, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications to borrowers experiencing financial difficulty. There were $386 thousand of commercial mortgages and commercial loans classified as individually evaluated as of September 30, 2025 compared to $443 thousand classified as individually evaluated at December 31, 2024. There were $22.6 million of individually evaluated residential loans at September 30, 2025 compared to $23.8 million classified as individually evaluated at December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2025 there was $1.2 million of foreclosed real estate compared to $2.2 million at December 31, 2024.

Allowance for credit losses on loans: As of September 30, 2025, the Company utilized the Baseline scenario model of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the baseline scenario, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the baseline scenario utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

Index
In the third quarter of 2025, the Company recorded a provision for credit losses of $250 thousand, which is the result of a provision for credit losses on loans of $450 thousand, and benefit for credit losses on unfunded commitments of $200 thousand. The increase in the ACLL during the third quarter of 2025 was primarily a result of loan growth. The benefit for credit losses on unfunded commitments is a result of a corresponding decrease in unfunded loan commitments. In the third quarter of 2024, the Company recorded a provision for credit losses of $500 thousand, which is the result of a provision for credit losses on loans of $400 thousand, and provision for credit losses on unfunded commitments of $100 thousand. The increase in the ACLL during the third quarter of 2024 was primarily a result of loan growth. The increase in the provision for credit losses on unfunded commitments is a result of a corresponding increase in unfunded loan commitments.

See Note 5 of the consolidated interim financial statements for additional discussion related the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans is as follows:

	As of		As of
(dollars in thousands)	September 30, 2025		December 31, 2024
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$2,830	5.42%	$3,195	5.25%
Real estate - construction	414	0.80%	328	0.58%
Real estate mortgage - 1 to 4 family	42,025	84.93%	40,866	85.87%
Home equity lines of credit	6,379	8.61%	5,667	8.03%
Installment Loans	243	0.24%	192	0.27%
	$51,891	100.00%	$50,248	100.00%

At September 30, 2025, the allowance for loan losses was $51.9 million, compared to $50.2 million at December 31, 2024. The allowance represents 1.00% of the loan portfolio as of September 30, 2025, and 0.99% at December 31, 2024. The coverage ratio, or the allowance for credit losses on loans to NPLs, was 280.8% and 267.3% as of September 30, 2025 and December 31, 2024, respectively.

Net recoveries for the three-month period ended September 30, 2025 were $176 thousand and net charge-offs were $222 thousand for the prior year period.

During the third quarter of 2025, there were no commercial loan charge-offs, no residential loan charge-offs, and $22 thousand of consumer loan charge-offs, compared to $65 thousand of commercial loan charge-offs, $194 thousand of residential loan charge-offs, and $59 thousand of consumer loan charge-offs in the third quarter of 2024. During the third quarter of 2025 there were no commercial loan recoveries, $194 thousand of residential mortgage recoveries, and $4 thousand for consumer loan recoveries, compared to no commercial loan recoveries, $90 thousand of residential mortgage recoveries, and $6 thousand for consumer loan recoveries in the third quarter of 2024.

Index
The following table presents the net charge-off ratio for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30:
	2025	2024
Commercial	0.00%	0.02%
Real estate mortgage – 1 to 4 family	0.00%	0.00%
Installment	0.15%	0.37%
Total	0.00%	0.00%

	For the nine months ended September 30:
	2025	2024
Commercial	-0.10%	0.00%
Real estate mortgage – 1 to 4 family	-0.01%	0.00%
Installment	1.20%	0.26%
Total	-0.01%	0.00%

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity. The Company actively manages its liquidity through target ratios established under its liquidity policies. Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise. As noted, the Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet. As previously stated, the Bank is a member of the FHLBNY and is an eligible borrower at the FRBNY and has the ability to borrow utilizing securities and/or loans as collateral at either institution. The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Management Policy. Like other contingent funding sources, brokered certificates of deposit may be tested from time to time to ensure operational and market readiness. Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months and beyond.

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

Index
Using this model, the fair value of capital projections as of September 30, 2025 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2025.

The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase or decrease by 100 bp, 200 bp, 300 bp and 400 bp.

Estimated Percentage of
Fair value of Capital to
As of September 30, 2025	Fair value of Assets
+400 BP	21.00%
+300 BP	21.40
+200 BP	21.70
+100 BP	23.30
Current rates	23.90
-100 BP	23.40
-200 BP	22.10
-300 BP	20.20
-400 BP	16.70

Noninterest Income
Total noninterest income for the third quarter of 2025 was $4.7 million compared to $4.9 million in the third quarter of 2024. Financial Services income was down $77 thousand to $2.0 million in the third quarter of 2025 as compared to the year-ago period. The fair value of assets under management was $1.25 billion at September 30, 2025, $1.15 billion as of December 31, 2024, and $1.17 billion at September 30, 2024. Fees for services to customers were down $53 thousand over the same period in the prior year, primarily as a result of less interchange income.

For the nine months ended September 30, 2025 total noninterest income was $14.5 million, down $910 thousand compared to the prior year period. The decrease is primarily the result of the gain of $1.4 million recorded on the Visa Class C Common stock exchange during the nine months ended September 30, 2024 and a decrease in fees for services to customers driven by less interchange income, partially offset by an increase in financial services income due to higher market values of assets under management.

Noninterest Expenses
Total noninterest expenses were $26.2 million for both the three months ended September 30, 2025 and 2024. Significant changes included a $593 thousand increase in salaries and employee benefits, a $199 thousand increase in net occupancy expense, and a $181 thousand increase in equipment expense, partially offset by a $292 thousand decrease in professional services, a $196 thousand decrease in other real estate expense, net and a $275 thousand decrease in other expenses. Full time equivalent headcount was 735 as of September 30, 2024, 737 as of December 31, 2024, and 738 as of September 30, 2025. Changes in headcount represent normal fluctuations.

Index
Total noninterest expenses were $78.8 million for the nine months ended September 30, 2025, compared to $77.6 million for the nine months ended September 30, 2024. Significant changes included an increase of $416 thousand in salaries and employee benefits, an increase of $285 thousand in net occupancy expense, an increase of $315 thousand in equipment expense, an increase of $290 thousand in professional services, an increase of $373 thousand in FDIC and other insurance, and an increase of $264 thousand in other real estate expense, net, partially offset by a decrease of $155 thousand in outsourced services, a decrease of $258 thousand in advertising expense, and a decrease of $298 thousand in other expense

Income Taxes
In the third quarter of 2025, TrustCo recognized income tax expense of $5.1 million compared to $4.0 million for the third quarter of 2024. The effective tax rates were 23.7% and 23.8% for the third quarters of 2025 and 2024, respectively. For the first nine months, income taxes were $14.2 million and $11.7 million in 2025 and 2024, respectively. The effective tax rate was 23.7% and 23.8% for 2025 and 2024, respectively. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which contains numerous tax provisions. The Company does not believe the OBBBA will have a material impact on its 2025 consolidated financial statements and will continue to evaluate its longer-term impact.

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

Total shareholders’ equity at September 30, 2025 was $692.0 million compared to $669.0 million at September 30, 2024. TrustCo declared a dividend of $0.38 per share in the third-quarter of 2025 and $0.36 per share in the third quarter of 2024. This results in a dividend payout ratio of 43.68% for the third quarter of 2025 based on earnings for the quarter of $16.3 million, compared to a dividend payout ratio of 53.16% for the third quarter of 2024 based on earnings for the quarter of $12.9 million.

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

Index
The Bank and the Company reported the following capital ratios as of September 30, 2025 and December 31, 2024:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of September 30, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$672,243	10.576%	5.000%	4.000%
Common equity tier 1 capital	672,243	18.669	6.500	7.000
Tier 1 risk-based capital	672,243	18.669	8.000	8.500
Total risk-based capital	717,360	19.922	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2024		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$652,668	10.618%	5.000%	4.000%
Common equity tier 1 capital	652,668	18.542	6.500	7.000
Tier 1 risk-based capital	652,668	18.542	8.000	8.500
Total risk-based capital	696,767	19.795	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of September 30, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$688,505	10.831%	4.000%
Common equity tier 1 capital	688,505	19.116	7.000
Tier 1 risk-based capital	688,505	19.116	8.500
Total risk-based capital	733,634	20.369	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2024		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$679,651	11.054%	4.000%
Common equity Tier 1 capital	679,651	19.303	7.000
Tier 1 risk-based capital	679,651	19.303	8.500
Total risk-based capital	723,762	20.556	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The September 30, 2025 and December 31, 2024 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at September 30, 2025, the consolidated equity to total assets ratio was 10.90%, compared to 10.84% at December 31, 2024 and 10.95% at September 30, 2024.

Index
As of September 30, 2025, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer taken into account.

Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 4%, 7%, 8.5%, and 10.5%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At September 30, 2025 and December 31, 2024, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 43.68% of net income for the third quarter of 2025 and 53.16% of net income for the third quarter of 2024. The per-share dividend paid in the third quarter of 2025 was $0.38 per share compared to $0.36 in the third quarter of 2024. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment plan (DRP) with approximately 5,843 participants. The DRP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Share Repurchase Program
On March 18, 2025 the Company announced that its Board of Directors authorized another share repurchase program of up to 1,000,000 shares, or approximately 5% of its currently outstanding common stock. During the three months ended September 30, 2025, the Company repurchased a total of 298,177 shares at an average price per share of $38.69 for a total of $11.5 million under its Board authorized share repurchase program. During the nine months ended September 30, 2025, the Company repurchased a total of 466,912 shares at an average price per share of $36.13 for a total of $16.9 million under its Board authorized share repurchase program.

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

Index
During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the 2024 Form 10-K other than what is set forth immediately below.

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
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $14.8 million in 2025 and $32.3 million in 2024.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	September 30, 2025			September 30, 2024

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$69,294	$599	3.46%	$95,073	$718	3.02%	$(119)	$(621)	$502
Mortgage backed securities and collateralized mortgage obligations-residential	237,092	1,583	2.65	241,792	1,397	2.29	186	(171)	357
State and political subdivisions	18	1	6.77	26	-	6.75	1	1	-
Corporate bonds	26,512	265	4.00	55,041	361	2.63	(96)	(800)	704
Small Business Administration-guaranteed participation securities	13,385	72	2.15	16,663	90	2.15	(18)	(18)	-
Mortgage backed securities and collateralized mortgage obligations-commercial	-	-	-	-	-	-
Other	700	7	4.00	701	2	1.14	5	-	5

Total securities available for sale	347,001	2,527	2.91	409,296	2,568	2.51	(41)	(1,609)	1,568

Federal funds sold and other short-term Investments	662,737	7,376	4.42	465,922	6,174	5.27	1,202	6,624	(5,422)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	4,709	52	4.40	5,779	62	4.29	(10)	(20)	10

Total held to maturity securities	4,709	52	4.40	5,779	62	4.29	(10)	(20)	10

Federal Reserve Bank and Federal Home Loan Bank stock	6,601	125	7.57	6,507	153	9.41	(28)	15	(43)

Commercial loans	313,800	4,426	5.64	279,199	3,807	5.45	619	485	134
Residential mortgage loans	4,409,645	44,089	4.00	4,375,641	41,811	3.82	2,278	327	1,951
Home equity lines of credit	440,288	7,215	6.50	380,422	6,245	6.53	970	1,161	(191)
Installment loans	11,842	223	7.48	14,443	249	6.87	(26)	(135)	109

Loans, net of unearned income	5,175,575	55,953	4.32	5,049,705	52,112	4.12	3,841	1,838	2,003

Total interest earning assets	6,196,623	66,033	4.25	5,937,209	61,069	4.11	4,964	6,848	(1,884)

Allowance for credit losses on loans	(51,706)			(49,973)
Cash & non-interest earning assets	208,701			187,166

Total assets	$6,353,618			$6,074,402

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,035,366	$483	0.18%	$1,000,333	$311	0.12%	172	11	161
Money market accounts	464,334	2,065	1.76	499,408	2,154	1.72	(89)	(409)	320
Savings	1,077,441	741	0.27	1,122,673	770	0.27	(29)	(30)	1
Time deposits	2,125,920	19,427	3.63	1,880,021	18,969	4.01	458	8,660	(8,202)

Total interest bearing deposits	4,703,061	22,716	1.92	4,502,435	22,204	1.96	512	8,232	(7,720)
Short-term borrowings	87,348	198	0.90	87,677	194	0.88	4	(4)	8

Total interest bearing liabilities	4,790,409	$22,914	1.90	4,590,112	$22,398	1.94	516	8,228	(7,712)

Demand deposits	792,621			742,164
Other liabilities	76,502			80,502
Shareholders’ equity	694,086			$661,624

Total liabilities and shareholders’ equity	$6,353,618			6,074,402

Net interest income		$43,119			$38,671		$4,448	$(1,380)	$5,828

Net interest spread			2.35%			2.17%

Net interest margin (net interest income to total interest earning assets)			2.79%			2.61%

Index
TrustCo Bank Corp NY
Management’s Discussion and Analysis
STATISTICAL DISCLOSURE

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY:
INTEREST RATES AND INTEREST DIFFERENTIAL

The following table summarizes the component distribution of the average balance sheet, related interest income and expense and the average annualized yields on interest earning assets and annualized rates on interest bearing liabilities of TrustCo (adjusted for tax equivalency) for each of the reported periods. Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $16.7 million in 2025 and $28.2 million in 2024.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended			Nine months ended
(dollars in thousands)	September 30, 2025			September 30, 2024

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$72,461	$1,809	3.33%	$111,570	$2,533	3.03%	$(724)	$(1,087)	$363
Mortgage backed securities and collateralized mortgage obligations-residential	240,401	4,679	2.59	250,343	4,342	2.31	337	(264)	601
State and political subdivisions	18	1	6.77	26	1	6.80	-	-	-
Corporate bonds	30,696	735	3.19	61,221	1,199	2.61	(464)	(812)	348
Small Business Administration-guaranteed participation securities	14,151	228	2.15	17,438	284	2.17	(56)	(53)	(3)
Other	698	22	4.20	697	7	1.34	15	-	15

Total securities available for sale	358,425	7,474	2.78	441,295	8,366	2.53	(892)	(2,216)	1,324
Federal funds sold and other short-term Investments	641,793	21,320	4.44	489,934	19,818	5.40	1,502	6,939	(5,437)

Mortgage backed securities and collateralized mortgage obligations-residential	4,969	163	4.37	6,053	195	4.29	(32)	(93)	61

Total held to maturity securities	4,969	163	4.37	6,053	195	4.29	(32)	(93)	61

Federal Reserve Bank and Federal Home Loan Bank stock	6,567	405	8.22	6,350	452	9.49	(47)	23	(70)

Commercial loans	306,091	12,851	5.60	278,981	11,232	5.37	1,619	1,124	495
Residential mortgage loans	4,394,245	129,940	3.94	4,364,821	123,046	3.76	6,894	833	6,061
Home equity lines of credit	427,830	20,480	6.40	365,932	17,522	6.40	2,958	2,947	11
Installment loans	12,440	689	7.40	15,319	776	6.76	(87)	(188)	101

Loans, net of unearned income	5,140,606	163,960	4.25	5,025,053	152,576	4.05	11,384	4,716	6,668

Total interest earning assets	6,152,360	193,322	4.19	5,968,685	181,407	4.05	11,915	9,369	2,546

Allowance for credit losses on loans	(50,991)			(49,419)
Cash & non-interest earning assets	204,651			187,963

Total assets	$6,306,020			$ $ 6,107,229

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,037,598	$1,577	0.20%	$999,839	$839	0.11%	738	33	705
Money market accounts	468,059	6,140	1.75	522,636	6,724	1.72	(584)	(796)	212
Savings	1,084,712	2,208	0.27	1,142,313	2,157	0.25	51	(157)	208
Time deposits	2,088,844	57,605	3.69	1,881,027	58,046	4.12	(441)	8,143	(8,584)

Total interest bearing deposits	4,679,213	67,530	1.93	4,545,815	67,766	1.99	(236)	7,223	(7,459)
Short-term borrowings	83,885	554	0.88	91,551	604	0.88	(50)	(51)	1

Total interest bearing liabilities	4,763,098	$68,084	1.91	4,637,366	$68,370	1.97	(286)	7,172	(7,458)

Demand deposits	777,573			734,604
Other liabilities	76,372			82,233
Shareholders’ equity	688,977			653,026

Total liabilities and shareholders’ equity	$6,306,020			$6,107,229

Net interest income , tax equivalent		$125,238			$113,037		$12,201	$2,197	$10,004

Net interest spread			2.28%			2.08%

Net interest margin (net interest income to total interest earning assets)			2.71%			2.52%

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the 2024 Form 10-K, the Company is subject to interest rate risk as its principal market risk. As noted in the Management’s Discussion and Analysis for the three-month and nine-month periods ended September 30, 2025 and 2024, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short-term earning goals and also allows the Company to respond to changes in interest rates in the future. Consequently, for the third quarter of 2025, the Company had an average balance of Federal Funds sold and other short-term investments of $662.7 million compared to $465.9 million in the third quarter of 2024. As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios. TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.” Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Index
Actions of activist shareholders could negatively affect the Company’s business and the value of its common stock and cause us to incur significant expenses.

Although the Company values constructive input from shareholders, including on strategic matters, and our Board of Directors and management team are committed to acting in the best interests of all of the Company’s shareholders, activist shareholders who disagree with the Company’s strategic direction, the way the Company is managed or the composition of the Board of Directors may seek to effect change through various strategies that range from private engagement to public filings, proxy contests, efforts to force specific agendas, and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s business and operations and divert the attention of the Board of Directors, management and employees. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership and business partners, and our business could be adversely affected as a result. Any perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common stock. These perceived uncertainties may also be exploited by our competitors and/or other activist shareholders, which could result in lost business opportunities and make it more difficult to execute on our long-term strategic plan. Even if we are successful in defending any such proxy contest, litigation or related actions by an activist shareholder, our business could be adversely affected by such proxy contest, litigation or related actions due to perceived uncertainties as to the future direction of the business, which may result in the loss of strategic opportunities. If individuals are elected or appointed to our Board of Directors with a specific agenda or who do not agree with our strategic plan, the ability of our Board of Directors to function effectively could be adversely affected, which could in turn adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our shareholders, and/or adversely affect our business, operating results and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended September 30, 2025:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2025 through July 31, 2025	-	$-	-	831,265
August 1, 2025 through August 31, 2025	129,164	37.36	129,164	702,101
September 1, 2025 through September 30, 2025	169,013	39.71	169,013	533,088
Total	298,177	$38.69	298,177	533,088

(1)
On March 18, 2025 the Company announced that its Board of Directors authorized another share repurchase program of up to 1,000,000 shares, or approximately 5% of its currently outstanding common stock. The share repurchase program will expire on March 4, 2026. During the three months ended September 30, 2025, the Company repurchased a total of 298,177 shares at an average price per share of $38.69 for a total of $11.5 million under its Board authorized share repurchase program.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 7, 2025