Form 10-K
period 2025-12-31
TRUSTCO BANK CORP N Y
filed 2026-03-16
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number: 000-10592

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
Yes. ☐ No. ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2025, the last business day of the Company’s second quarter, was $611.4 million (based upon the closing price of $33.42 on June 30, 2025 as reported on the Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 6, 2026 was 17,710,510.

Documents Incorporated by Reference

Portions of the registrant’s Annual Report to Shareholders for the year ended December 31, 2025 are incorporated by reference into Parts I and II of this report, and portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed within 120 days of the registrant’s fiscal year end are incorporated into Part III of this report, in each case to the extent described herein.

Index
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
AND RISK FACTOR SUMMARY

Statements included in this Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”) and in future filings by TrustCo Bank Corp NY with the Securities and Exchange Commission (“SEC”), in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Forward-looking statements can be identified by the use of such words such as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Certain risks, uncertainties and other factors may cause actual results to differ materially from those projected in the forward-looking statements. The following is a summary of the principal risks that in some cases have affected and, in the future, could adversely affect the business, financial condition, results of operations and cash flows of TrustCo.

Risks Related to Our Lending Activities

•	changes in interest rates may significantly impact our financial condition and results of operations;
•	external economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.
•	we are exposed to credit risk in our lending activities;
•	our emphasis on residential mortgage loans exposes us to lending risks, and any weakness in the residential real estate markets could adversely affect our performance;
•
our commercial loan portfolio is increasing and the inherently higher risk of loss may lead to additional provisions for credit losses or charge-offs, which would negatively impact earnings and capital;

•	if our allowance for credit losses on loans is not sufficient to cover expected loan losses, our earnings could decrease;
•	we may not be able to meet the cash flow requirements of our depositors or borrowers or meet our operating cash needs to fund corporate expansion and other activities.
•	we are subject to claims and litigation pertaining to fiduciary responsibility and lender liability;
•
the strict enforcement of federal laws and regulations regarding cannabis could result in our inability to continue to provide financial products and services to our customers that do business in the cannabis industry, legal action taken against us, or exposure to additional liabilities and compliance costs;

Risks Related to Our Operations

•	we are dependent upon the services of the management team;
•	our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•
if the business continuity and disaster recovery plans that we have in place are not adequate to continue our operations in the event of a disaster, the business disruption can adversely impact its operations;

•	our risk management framework may not be effective in mitigating risk and loss;
•	new lines of business or new products and services may subject us to additional risks;
•	digital banking trends may create deposit volatility, which could adversely affect our operations, profitability and competitive position;
•	our business may be adversely affected by the prevalence of fraud and other financial crimes;
•	we are exposed to climate risk;
•	societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers;
•	environmental, social and governance (ESG) risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price;

Risks Related to Market Conditions

•	a prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our operations and financial results;

Index
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

•	we are subject to regulatory limitations and other limitations that may affect our ability to pay dividends to our stockholders or to repurchase our common stock;
•	we may be subject to a higher effective tax rate if Trustco Realty Corp. fails to qualify as a real estate investment trust;
•	changes in accounting standards could impact reported earnings;

Risks Related to Competition

•	strong competition within the Bank’s market areas could hurt profits and slow growth;
•	consumers and businesses are increasingly using non-banks to complete their financial transactions, which could adversely affect our business and results of operations;

Risks Related to Cybersecurity, Third Parties, and Technology

•	our business could be adversely affected by third-party service providers, data breaches, and cyber-attacks;
•	the development and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business;
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

Index
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

As of December 31, 2025, TrustCo had $6.4 billion in total assets and $5.6 billion in deposits. Furthermore, TrustCo had 6,582 shareholders of record as of December 31, 2025 and the closing price of the TrustCo common stock on December 31 (the last trading day of 2025) was $41.33.

Subsidiaries

Trustco Bank

Trustco Bank is a federal savings bank engaged in providing general banking services to individuals and businesses.

The Bank provides a wide range of both personal and business banking services, including a full array of deposit products for both individuals and businesses.  Trustco Bank also offers trust and investment services through its Financial Services Department.  The Bank is supervised and regulated by the federal Office of the Comptroller of the Currency (“OCC”). Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent permitted by law. The Bank’s subsidiary, Trustco Realty Corp., is a real estate investment trust (or “REIT”) that was formed to acquire, hold and manage real estate mortgage assets, including residential mortgage loans and mortgage backed securities. The income earned on these assets, net of expenses, is distributed in the form of dividends.  Under current New York State tax law, 60% of the dividends received by the Bank from Trustco Realty Corp. are excluded from total taxable income for New York State income tax purposes. The Bank accounted for substantially all of TrustCo’s 2025 consolidated net income and average assets.  The Bank’s other active subsidiaries, Trustco Insurance Agency, Inc. and ORE Property, Inc., did not engage in any significant business activities during 2025 and 2024.

Trustco Financial Services, the name under which Trustco Bank’s trust department operates, serves as executor of estates and trustee of personal trusts, provides asset and wealth management services, provides estate planning and related advice, provides custodial services, and acts as trustee for various types of employee benefit plans and corporate pension and profit sharing trusts. The aggregate market value of the assets under trust, custody, or management of the trust department of the Bank was approximately $1.27 billion as of December 31, 2025.

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

Our Market Area

At year-end 2025, the Bank operated 154 automatic teller machines and 134 banking offices in Albany, Columbia, Dutchess, Greene, Montgomery, Orange, Putnam, Rensselaer, Rockland, Saratoga, Schenectady, Schoharie, Ulster, Warren, Washington, and Westchester counties of New York; Brevard, Charlotte, Flagler, Hillsborough, Indian River, Lake, Manatee, Martin, Orange, Osceola, Palm Beach, Polk, Sarasota, Seminole, and Volusia counties in Florida; Bennington County in Vermont; Berkshire County in Massachusetts; and Bergen County in New Jersey.  The largest part of such business consists of accepting deposits and making loans and investments.  Trustco Bank also lends in Fulton county of New York, and Collier, Lee, Marion, Pasco, Pinellas, St. Johns, and St. Lucie counties of Florida, where it has no branch locations.  The Bank’s locations are selected to be easily accessible and provide convenient services to businesses and individuals throughout our market area.

Our market area has a high level of retail and commercial business activity. Businesses are concentrated in the service sector and retail trade areas. Major employers in our market area include certain medical centers, municipalities, and school districts.

Competition

TrustCo faces strong competition in its market areas, both in attracting deposits and making loans. The Company’s most direct competition for deposits, historically, has come from commercial banks, savings associations, and credit unions that are located or have branches in the Bank’s market areas. The competition ranges from other locally based commercial banks, savings banks, and credit unions to branch offices of the largest financial institutions in the United States. In its principal market areas, the Capital District area of New York State and central Florida, TrustCo’s principal competitors are local branch operations of super-regional banks, branch offices of money center banks, and locally based commercial banks and savings institutions. The Bank is the largest for profit depository institution headquartered in the Capital District area of New York State. The Company also faces competition for deposits from national brokerage houses, short-term money market funds, and other corporate and government securities mutual funds.

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

Residential Real Estate Loans

We originate 1-4 family, owner-occupied residential real estate loans. Historically, the vast majority of our residential loan originations are fixed-rate loans which are held in portfolio. Residential real estate loans also include home equity lines of credit, or HELOCs, and home equity loans. Our home equity portfolio includes revolving open-ended equity loans with interest-only or minimal monthly principal payments and closed-end amortizing loans. Open-ended equity loans typically have an interest-only draw period followed by a repayment period.

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

Investment Activities

The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. The Board reviews and approves our investment policy annually. Authority to make investments under the approved investment policy guidelines is delegated to our selected senior management. Investment activity is summarized and reported to the Board. We classify the majority of our securities as available-for-sale. The breakdown of investment portfolio is described in detail in the Annual Report to Shareholders for the year ended December 31, 2025 (“2025 Annual Report to Shareholders”).

Index
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

Supervision and Regulation

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks and their affiliates. As a savings and loan holding company, TrustCo and its non-bank subsidiaries are supervised and regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board” or the “FRB”). The OCC is the Bank’s primary federal regulator and supervises and examines the Bank. Under the Home Owners’ Loan Act of 1934 and OCC regulations, Trustco Bank must obtain prior OCC approval for acquisitions, and its business operations and activities are restricted. Because the FDIC provides deposit insurance to the Bank, the Bank also is subject to its supervision and regulation even though the FDIC is not the Bank’s primary federal regulator.

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

See Note 14 to the consolidated financial statements contained in TrustCo’s 2025 Annual Report to Shareholders for information concerning the Bank’s regulatory capital requirements.

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

Index
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (the “leverage ratio”).

At December 31, 2025, the Bank had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 8.06%, CET1 capital ratio (CET1 capital to risk-weighted assets) of a 13.98%, Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 13.98%, and a total capital ratio (total capital to risk-weighted assets) of 15.23%.  Also at December 31, 2025, the Company had a Tier 1 leverage ratio (Tier 1 capital to total average consolidated assets) of 10.62%, CET1 capital ratio (CET1 capital to risk-weighted assets) of 18.54%, a Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) of 18.540% and a total capital ratio (total capital to risk-weighted assets) of 19.80%.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms, referred to as “Basel III Endgame” or “Basel IV”. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card and home equity lines of credit) and provide a new standardized approach for operational risk capital. Although the Basel III Endgame framework contemplated implementation beginning January 1, 2023, with an aggregate output floor phasing in through January 1, 2028, implementation is jurisdiction-specific. In July 2023, the U.S. federal banking agencies proposed to revise the capital requirements, and the proposed rule contemplated a transition period beginning July 1, 2025 and full compliance beginning July 1, 2028; however, the rule has not yet been finalized as of the date of this filing. The proposed rule is primarily applicable to large institutions exceeding specified asset and foreign-exposure thresholds, and it consequently is not expected to apply to institutions of the Company’s size. The Company continues to monitor the rulemaking process.

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

At December 31, 2025 and 2024, each of TrustCo and Trustco Bank met all capital adequacy requirements to which it was subject under the OCC and Federal Reserve Board regulations.  As of December 31, 2025, the bank meets the requirements of a well-capitalized depository institution under the OCC’s framework for prompt corrective action.

Regulation Relating to Community Banks. During 2025, the OCC announced a number of initiatives intended to tailor regulatory and supervisory expectations for community banks, including the release of a notice of proposed rulemaking to expand the definition of community banks to include institutions with less than $30 billion in total assets. These initiatives are focused on reducing the regulatory burden on smaller, lower risk national banks and include refinements to examination processes, supervisory practices, and certain data collection requirements. The OCC has indicated that these changes are designed to improve examination efficiency, enhance supervisory clarity, and focus regulatory attention on areas of heightened or material risk. While these initiatives may reduce certain compliance and operational burdens, TrustCo remains subject to comprehensive prudential regulation and supervisory oversight, and changes in regulatory priorities or expectations could continue to affect TrustCo’s operations, compliance costs, and strategic planning.

Index
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

The Regulatory Relief Act also expanded the definition of qualified mortgages that may be held by a financial institution and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of 9%. In November 2025, the federal banking agencies published a rule proposal which would reduce the 9% requirement for the framework to 8%. Furthermore, the federal banking agencies proposed to extend the grace period for a bank that elects to use the CBLR framework but temporarily fails to meet all of the qualifying criteria, including the leverage ratio requirement, to provide that (i) the bank will have four quarters to return to compliance, provided the community bank maintains a leverage ratio greater than 7 percent and (ii) if the bank that has a leverage ratio equal to or less than the grace period minimum of 7 percent, it would be required to comply with the generally applicable risk-based capital standards.

Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Regulatory Relief Act included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. Many of the Regulatory Relief Act’s changes are implemented through rules promulgated by the federal banking agencies. These rules and their enforcement are subject to the substantial regulatory discretion of the federal banking agencies. Although TrustCo would qualify to take advantage of the community bank leverage ratio framework, it has decided that it would not opt-in to the framework.

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

Index
Securities Regulation and Corporate Governance

The Company’s common stock is registered with the SEC under Section 12(b) of the Exchange Act, and the Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company is also subject to the rules and reporting requirements of the Nasdaq Global Select Market, on which its common stock is traded.

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

Although the Company has incurred, and expects to continue to incur, additional expense in complying with the corporate governance provisions of federal law and the resulting regulations, management does not expect such compliance to have a material impact on the Company’s financial condition or results of operations.

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

The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments. The Dodd-Frank Act set the minimum reserve ratio to not less than 1.35% of estimated insured deposits or the comparable percentage of the FDIC’s assessment base. The act also required the FDIC to take the steps necessary to attain the 1.35 percent ratio by September 30, 2020, subject to an offsetting requirement for certain institutions. In September 2020, the FDIC announced that the ratio declined to 1.30% due largely to consequences of the COVID-19 pandemic and adopted a plan to restore the fund to the 1.35% ratio (the “Restoration Plan”) within eight years but did not change its assessment rate schedule.  The Restoration Plan requires the FDIC to update its analysis and projections for the fund balance and reserve ratio at least semiannually and, if necessary, recommend any modifications, such as increasing assessment rates. In the semiannual update for the Restoration Plan in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 percent by September 30, 2028, the statutory deadline to restore the reserve ratio. Based on this update, the FDIC Board approved an amended Restoration Plan, and concurrently proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions. In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023).  The FDIC continues to publish periodic updates regarding the DIF balance and reserve ratio, which were $153.9 billion and 1.42%, respectively, as of December 31, 2025, and it may consider additional actions to support the DIF and meet applicable statutory requirements.

Index
Various proposals are under active consideration by policymakers that could affect the scope of deposit insurance coverage. For example, bipartisan legislation has been introduced in the U.S. Senate that would significantly raise the deposit insurance limit for certain noninterest-bearing transaction accounts, subject to legislative approval and funding determinations. In addition, Congress and the FDIC have conducted oversight hearings and agency analyses exploring broader deposit insurance reform alternatives, including adjusting coverage limits and targeted insurance frameworks for specific account types. The ultimate outcome, timing, and scope of any changes remain uncertain and could materially affect deposit flows, competitive dynamics, and regulatory costs.

FDIC deposit insurance expense totaled $2.9 million in 2025, $2.6 million in 2024 and $2.9 million in 2023. Future changes in insurance premiums could have an adverse effect on the operating expenses and results of operations of Trustco Bank, and the Bank cannot predict what insurance assessment rates will be in the future.

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

Other Regulation

Assessments. The Bank is required to pay assessments to the OCC to fund the agency’s operations. The general assessments, paid on a semi-annual basis, is computed upon the Bank’s total assets, including consolidated subsidiaries, as reported in the Bank’s latest quarterly financial report. The OCC’s assessment schedule includes a surcharge for institutions that require increased supervisory resources. The assessments paid by the Bank for the year ended December 31, 2025 totaled approximately $576 thousand.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires each savings institution, as well as commercial banks and certain other lenders, to identify the communities served by the institution’s offices and to identify the types of credit the institution is prepared to extend within those communities. The CRA also requires the OCC to assess an institution’s performance in meeting the credit needs of its identified communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications with respect to branches, mergers and other business combinations, including acquisitions by savings and loan holding companies. An unsatisfactory CRA rating may be the basis for denying such an application and community groups have successfully protested applications on CRA grounds. In connection with its assessment of CRA performance, the OCC assigns CRA ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was rated “satisfactory” in its last CRA examination. Institutions are evaluated based on (i) its record of helping to meet the credit needs of its assessment area through lending activities; (ii) its qualified investments; and (iii) the availability and effectiveness of the institution’s system for delivering retail banking services. An institution that is found to be deficient in its performance in meeting its community’s credit needs may be subject to enforcement actions, including cease and desist orders and civil money penalties. In December 2021, the OCC issued a final rule rescinding its June 2020 Community Reinvestment Act Rule and replacing it with the rules that were jointly adopted by the federal bank regulatory agencies, which became effective on January 1, 2022. On October 24, 2023, the OCC, FRB, and FDIC issued a final rule to modernize their respective CRA regulations, which would have substantially altered the methodology for assessing compliance with the CRA. The rule introduced metrics-based benchmarking, expanded evaluation of lending outside traditional branch-based assessment areas (such as online and mobile banking), and clarified eligible CRA activities, with major provisions originally scheduled to take effect January 1, 2026 and revised data reporting requirements January 1, 2027. However, implementation was enjoined by a federal court in March 2024, and the agencies have since proposed rescinding the 2023 rule and reverting to the prior CRA framework (from 1995, as updated in 2021). As of now, banks continue to be examined under the existing 1995/2021 regulations, and the 2023 modernization rule is unlikely to be reinstated in its original form.

Index
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

In addition, on June 29, 2023, in response to the increased risk relating to commercial real estate loans, the federal banking agencies issued a final Interagency Policy Statement on prudent Commercial Real Estate Loan Accommodations and Workouts. The policy statement updated, expanded on and superseded existing guidance from 2009. Most notably, it (i) added a discussion of short-term loan accommodations, (ii) expanded guidance regarding the evaluation and assessment of guarantors to also encompass loan sponsors, (iii) incorporated information about changes to accounting principles since 2009, and (iv) updated and expanded the illustrative examples of commercial real estate loan workouts. Furthermore, on December 18, 2023, the FDIC issued an advisory on Managing Commercial Real Estate Concentrations in a Challenging Economic Environment, which conveyed certain key risk management practices for FDIC-supervised institutions to consider in managing commercial real estate loan concentrations in a challenging economic environment.

Although the Bank has a material amount of commercial real estate loans, it remains significantly below these thresholds.  The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy.

Qualified Thrift Lender Test. As a savings institution regulated by the OCC, the Bank must be a “qualified thrift lender” under either the qualified thrift lender test under the Home Owners’ Loan Act or satisfy the Internal Revenue Code’s domestic building and loan association test to avoid certain restrictions on its and the Company’s operations and activities. Under the qualified thrift lender test, an institution is generally required to maintain at least 65% of its portfolio assets (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A federal savings bank that fails the qualified thrift lender test must operate under specified restrictions. Federal law also makes noncompliance with the qualified thrift lender test subject to agency enforcement action for a violation of law.  The Bank is currently, and expects to remain, in compliance with the qualified thrift lender test.

Transactions with Affiliates and Other Related Parties. The Bank’s transactions with “affiliates” (generally, any company that controls, is controlled by, or is under common control with the Bank, including TrustCo) are limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s implementing Regulation W. Under these laws, the aggregate amount of “covered transactions” between the Bank and any one affiliate is limited to 10% of the Bank’s capital stock and surplus, and the aggregate amount of covered transactions by the Bank with all of its affiliates is limited to 20% of capital stock and surplus. Certain covered transactions (primarily credit-related transactions) are required to be secured by collateral in an amount and of a type described in Section 23A and Regulation W. Transactions by the Bank with its affiliates must be on terms and under circumstances that are at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies, and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

Safety and Soundness Regulations. The federal banking agencies (including the OCC) have adopted certain safety and soundness standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees, and benefits, as well as other operational and managerial standards as the agency deems appropriate. The Interagency Guidelines Establishing Standards for Safety and Soundness set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency (the OCC in the case of the Bank) determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  The Bank is subject to periodic examinations by the OCC regarding these and related matters. During these examinations, the examiners may require the Bank to increase its allowance for credit losses on loans, change the classification of loans, and/or recognize additional charge-offs based on their judgments, which can impact our capital and earnings.

Moreover, in October 2025, the FDIC and the OCC issued a joint proposed rule that would define the phrase “unsafe or unsound practice” for purposes of section 8 of the Federal Deposit Insurance Act.  The proposed rule would establish uniform standards for matters requiring attention and non-binding supervisory observations as part of the examination process.  In his February 26, 2026, testimony to the Senate Committee on Banking, Housing, and Urban Affairs, FDIC chairman Travis Hill emphasized that the agency’s goal in defining the phrase “unsafe or unsound practices” in a rule is “to ensure that supervisory criticisms are focused on the issues most relevant to a bank’s safety and soundness.”  The proposed rule’s comment period closed on December 29, 2025.

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

Executive Order on Fair Banking. An Executive Order issued in August 2025 prohibits denial of financial services based on constitutionally or statutorily protected beliefs, affiliations, or political views, and prohibits politicized or unlawful “debanking.” Banking decisions must be based on individualized, objective, and risk-based analysis.

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

Volcker Rule. The Dodd-Frank Act required the federal financial regulatory agencies to adopt rules that prohibit certain banks and their affiliates from engaging in proprietary trading and investing in certain covered funds. The statutory provision is commonly called the “Volcker Rule,” and is not applicable to depository institutions and their holding companies whose total assets do not exceed $10 billion.  As of December 31, 2025, the Company’s total assets on a consolidated basis did not exceed $10 billion.

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

Bank Secrecy Act/Anti-Money Laundering and Customer Identification. Anti-money laundering (“AML”) and financial transparency laws and regulations, including the Bank Secrecy Act, impose strict standards for gathering and verifying customer information in order to ensure funds or other assets are not being placed in U.S. financial institutions to facilitate terrorist financing and laundering of funds. Applicable laws require financial institutions to have AML programs in place and require the federal banking agencies to consider a holding company’s effectiveness in combating money laundering when ruling on certain merger or acquisition applications. In addition, failure to comply with these requirements could lead to significant fines and penalties or the imposition of corrective orders. In July 2024, the federal banking agencies, including the FRB and OCC, proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution’s money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network’s (“FinCEN”) published national AML/CFT priorities.  The Company continues to monitor the rulemaking process.

Index
Guidance for Third-Party Relationships. On June 9, 2023, the OCC, Federal Reserve, and FDIC issued final interagency guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance is based, in part, on the OCC’s previously existing third-party risk management guidance from 2013 and seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank’s risk profile and complexity as well as the criticality of the activity. The final interagency guidance replaces each agency’s existing guidance on this topic (including the OCC’s 2020 Frequently Asked Questions on Third-Party Relationships) and is directed to all banking organizations supervised by the OCC, Federal Reserve, and FDIC. Additionally, third party relationship risk management and banking as a service arrangements (including with respect to deposit products and services) have been topics of focus for federal bank regulators in recent years and further rulemaking activity or guidance may be forthcoming.

Consumer Privacy and Cybersecurity. Federal regulations generally require that the Company disclose its privacy policy and practices concerning its sharing of “non-public personal information,” to individual customers at the time of establishing the customer relationship and, in certain circumstances, annually thereafter. In addition, the Company is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties in certain circumstances.

A growing number of state privacy laws impose requirements and restrictions on the processing of personal information. These laws require substantial disclosures to consumers about personal information collection, use and sharing practices, while also allowing consumers the right to access, delete, correct, or move their data.

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

In November 2021, the federal banking agencies adopted rules requiring banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Bank service providers are also required to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours.

Further, on July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents on Form 8-K and detailed information regarding their cybersecurity risk management and governance on an annual basis on Form 10-K. Companies are required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination.  In addition to incident reporting, the rules require companies to describe their cybersecurity processes and governance on an annual basis.

Index
Personal Data Financial Rights. On October 22, 2024, the CFPB issued a final rule to implement Section 1033 of the Dodd-Frank Act, which gives individuals the right to obtain data regarding consumer financial products and services they have obtained. The final rule requires certain entities, including TrustCo and Trustco Bank, to comply with an established framework to govern consumer access to electronic financial data. Following the issuance of this rule, two trade associations and a national bank headquartered in Kentucky filed a lawsuit challenging the rule in the United States District Court for the Eastern District of Kentucky. In this lawsuit, the plaintiffs alleged that the CFPB exceeded its statutory authority in adopting the rule. In February 2025, the court granted a joint motion to temporarily stay the litigation proceedings and tolled the compliance deadlines under Section 1033 of the Dodd-Frank Act by 30 days. Following the change in administration in 2025, the CFPB declined to defend the rule and opened a new rulemaking to revisit the rule. In October 2025, the court enjoined enforcement of the rule until the CFPB completes the rulemaking process. TrustCo continues to monitor developments relating to the rulemaking process and the litigation.

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

Federal Home Loan Bank of New York. The Bank is a member of Federal Home Loan Bank (“FHLB”) of New York, which is one of 11 regional FHLBs that serve as reserve or central banks for their members. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system and makes loans or advances to members. The FHLBs also provide access to a line of credit and letters of credit in accordance with policies and procedures established by the Board of Directors of FHLB. The loans, lines of credit and letters of credit are subject to the oversight of the Federal Housing Finance Agency. At December 31, 2024, the Bank had no FHLB advances and an available borrowing capacity with the FHLB which approximates the balance of securities and/or loans pledged against such borrowings.  The Bank is also required to purchase and maintain stock in the FHLB of New York at or above levels specified in the FHLB of New York capital plan. As of December 31, 2025 and 2024, the Bank owned $6.6 million and $6.5 million, respectively, in FHLB of New York stock, which was in compliance with its obligations.

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

In recent years, federal agencies have undertaken a review of the standards by which bank and financial institution acquisitions are evaluated. Regulatory priorities have varied over time, including in connection with changes in presidential administrations and agency leadership, which has led to rapidly evolving regulatory review standards for bank merger transactions. In September 2024, the FDIC finalized changes to its Statement of Policy on Bank Merger Transactions (the “2024 Policy Statement”), which outlined the factors that the FDIC would consider when evaluating a proposed bank merger transaction; however, in May 2025, the FDIC rescinded the 2024 Policy Statement and reinstated the Statement of Policy on Bank Merger Transactions that was in effect prior to the 2024 Policy Statement. Similarly, the OCC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the “OCC Policy Statement”) in September 2024, which updated the factors that the OCC would apply in evaluating a proposed bank merger transaction. The OCC subsequently rescinded the OCC Policy Statement in May 2025.  In September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to its 2023 Merger Guidelines. The DOJ clarified that it will assess competition considerations in connection with bank and BHC mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches. Whether and how the guidance might be further changed or interpreted is uncertain.

Index
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

In December 2025, President Trump signed Executive Order 14370, instructing the Attorney General to take all necessary steps to expedite the rescheduling of marijuana from Schedule I to Schedule III under the Controlled Substances Act.  The Drug Enforcement Administration is expected to have substantial flexibility in how it chooses to implement and enforce rescheduling.

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

Index
In addition, on October 2022, the SEC adopted a final rule implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rule directed national securities exchanges and associations, including Nasdaq, to require listed companies to develop and implement clawback policies to recover erroneously awarded incentive-based compensation from current or former executive officers in the event of a required accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and any actions taken under these policies. On June 9, 2023, the SEC approved Nasdaq’s clawback listing standards. The Company has adopted a clawback policy that is intended to comply with the Nasdaq listing standards.

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

Furthermore, climate change and the risks it may pose to financial institutions is an area of increased focus by the federal and state legislative bodies and regulators, including the federal banking agencies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the federal banking agencies or other regulatory agencies, or new statutory requirements may be adopted.  In March 2024, the SEC adopted final rules for “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” which would have required issuers to provide climate-related disclosures. In April 2024, the SEC stayed the effectiveness of the final rules pending the outcome of certain legal challenges. In March 2025, the SEC withdrew its defense of the final rules in the pending litigation. Finally, many states have adopted, or are considering, laws that address climate and social issues. If the states in which we do business adopt such laws, it may increase our compliance costs. Such laws may also include provisions that conflict with other state and federal regulations or limit our ability to conduct business in certain jurisdictions.

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

Human Capital Resources

Our Company maintains a Human Capital Strategic Plan that provide a framework for workforce development and team support.

Index
Headcount

As of December 31, 2025, we had 819 employees (which collectively amount to 743 full-time equivalents), all based in the United States, with 566 employees (69.1%) at bank branches, 234 (28.6%) located in corporate offices and 19 (2.3%) in call centers.

Hiring & Promotion Practices

At TrustCo and Trustco Bank (“Bank”) we are continuously educating our hiring managers about recruitment and selection processes, and we strive to build our workforce from within when possible. All employees are eligible to apply for open department and branch positions following their introductory period, and during 2025, 117 (roughly 14%) of our employees were promoted within the Bank. If the best candidate for an available position is not identified from within our existing talent pool, we will look externally for the best talent, and our recruitment strategy focuses on searching for candidates directly through our participation in job fairs and social media advertising, and through our professional networks and other associations located in the communities that we serve. Additionally, we have an active recruitment incentive program that awards existing employees for referring new employees to the Bank, which in turn helps us fully develop our workforce.

Talent Development

We believe in investing for the future which includes the future of our workforce, and we actively encourage and support the growth of our employees throughout their educational and career development, ensuring employees are given opportunities to develop and refine their skills to be successful within the Bank’s competitive environment. We aim to accomplish this through a multitude of training and development programs, which include opportunities to engage in interdepartmental experiential learning, voluntary training seminars, ongoing training through our Cornerstone platform (a learning management system), tuition reimbursement program, BSA-AML certificate program with SUNY Schenectady County Community College, and certification reimbursement for certain levels of employment. The Bank conducts a comprehensive new employee orientation for all new hires. All employees are required to complete a minimum number of hours of Compliance, BSA/Anti-Money Laundering, Enterprise Risk, Information Security/Cyber Security and other technical training, that taken as a whole makes up a comprehensive professional development program for our people.  Further professional development is provided through an internal mentorship program through which employees with seniority regularly meet with and mentor newer employees.  Topics covered in mentoring sessions include sales, staff management, branch management, and professional development.  Members of the Board of Directors receive regular training on an array of timely and relevant regulatory and governance topics.   Currently, we have 29 (3.5%) employees who hold professional certificates and/or licenses. Additionally, our employees participated in over 30,000 hours of specialized training during 2025.

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

Non-discrimination

We recognize that everyone deserves the protection of longstanding federal civil-rights laws that protect individuals from discrimination based on race, color, religion, sex, or national origin and our training, recruiting and recognition practices support and advance these goals. Our Human Capital Strategic Plan focuses on identifying areas of opportunity to further enhance our workforce over time. As of December 2025, approximately 57% of our workforce identify as female and 43% identify as male.  The workforce is 46% ethnically diverse, being made up of 18% Hispanic or Latino employees, 14% Asian employees, 7% Black or African American employees, 4% of employees from two or more races, 2% American Indian or Alaska Native employees, and 0.50% Native Hawaiian or other Pacific Islander employees.  Additionally, 9.6% of our workforce identifies as disabled.  Furthermore, our inclusion efforts focus on age, where we seek to recruit younger candidates to create long-term career potential, while seeking to retain our experienced team members for the many benefits their presence yields.

Index
Employee Compensation and Benefits

Our human capital strategy objectives include identifying, recruiting, retaining, incentivizing, and integrating our existing and future employees. We strive to attract and retain the most talented employees by offering compensation and benefit structures that support their health, financial, and emotional well-being, which includes competitive base salaries, annual bonuses, generous paid time off balances, and Holiday Pay, an Employee Stock Purchase Club Program, life insurance, a 401(k) plan, the Trustco Bank Scholarship Program, a Tuition Reimbursement Program, an Employee Assistance Program for mental and emotional support and various Company-organized wellness competitions.

Employee Recruitment and Retention

Payment of Equity Awards to More Employees:  Since 2019, TrustCo has granted equity awards deeper into the corporate organization to recognize and provide additional incentive compensation to individuals who consistently made an exceptional contribution to the bank by originating more mortgage loans and greater deposits. Since then, that practice was expanded to include Assistant Vice Presidents and other departmental team members who play key roles in the day-to-day activities that are essential to the bank’s overall success. These two actions have been highly successful.  In a time when employee attrition is prevalent and presents significant challenges for companies throughout the country, Trustco Bank has retained 90% of the employees receiving officer equity awards.

Foreign Operations

Neither TrustCo nor the Bank engage in any operations in foreign countries or have outstanding loans to foreign debtors.

Disclosure Pursuant to Subpart 1400 of Regulation S-K

The financial disclosures related to the Company as required under Subpart 1400 of Regulation S-K are incorporated herein by reference from TrustCo’s 2025 Annual Report to Shareholders, which is attached as Exhibit 13 hereto. See the cross-references below to locate such disclosures in the 2025 Annual Report to Shareholders.

Disclosure			Page Number in the 2025 Annual Report to Shareholders

I.	Distribution of assets, liabilities, and shareholders’ equity; interest rates and interest differential
	A.	Average balance sheets	19
	B.	Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	19
	C.	Rate/volume variances	20
II.	Investments in debt securities
	A.	Maturity schedule and weighted average yield	16
III.	Loan Portfolio
	A.	Maturity schedule	13
IV.	Allowance for Credit Losses
	A.	Credit ratios - Factors driving material changes in credit ratios or related components	23, 24
	B.	Allocation of the allowance for credit losses	25
V.	Deposits
	A.	Average balances and rates	19
	B.	Uninsured and time deposits over $250,000	18

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

In addition to the other information set forth in this 2025 Form 10-K, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may negatively affect our business, financial condition or results of operations.

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

Over any specific period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice-versa. In addition, the individual market interest rates underlying our loan and deposit products may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, earnings may be negatively affected. After the benchmark federal funds interest rate reached a peak range between 5.25 percent and 5.50 percent in 2023 into 2024, the FOMC reduced the federal funds rate by a total of 100 basis points in three rate cuts in 2024 and by a total of an additional 75 basis points in three rate cuts in 2025, to a range of 3.50 percent to 3.75 percent at the end of 2025. The range of potential rate paths over the coming year is wide and will ultimately be driven by the path of inflation, labor market performance and economic growth.

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

Inflation rose sharply at the end of 2021 and remained elevated throughout 2022 at levels not seen for over 40 years. Inflationary pressures dissipated from 2023 through 2025, with the annual inflation rate in the United States decreasing to 2.7% during December 2025 from its high of 9.1% in June 2022, as reported by the U.S. Bureau of Labor Statistics. Virtually all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services. Nevertheless, small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans has deteriorated and may continue to deteriorate, and in some cases this deterioration has occurred and may in the future occur quickly, which can adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation has caused and may continue to cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

Our emphasis on residential mortgage loans exposes us to lending risks, and any weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2025, consumer residential real estate loans represented approximately 93.8% of our total loan portfolio. Residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A general decline in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, the decreases in the value of collateral securing our loans as a result of natural disasters or other related events could adversely impact our financial condition and results of operations. If insurance coverage is unavailable to our borrowers due to the reluctance of insurance companies to renew policies covering the collateral or due to other factors, the resulting increase in cost of home ownership could affect the ability of borrowers to repay loans.

Index
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

Furthermore, a downturn in the real estate market in our primary market areas could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and shareholders’ equity could be adversely affected. Unexpected decreases in investor real estate prices coupled with slow economic growth and elevated levels of unemployment could drive losses beyond those which are provided for in our allowance for loan losses. We also may incur losses on investor real estate loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. Any of these events could increase our costs, require management’s time and attention, and materially and adversely affect our business, financial condition and results of operations.

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

The strict enforcement of federal laws and regulations regarding cannabis could result in our inability to continue to provide financial products and services to our customers that do business in the cannabis industry. We could have legal action taken against us by the federal government and exposure to additional liabilities and regulatory compliance costs.

Index
Offering financial products and services to the cannabis industry presents a unique set of regulatory risks due to the conflict between state and federal laws. While the possession and sale of recreational marijuana is legal for adults aged 21 and older in New York State, cannabis currently remains classified as a Schedule I controlled substance under the federal Controlled Substances Act. Enforcement policies and practices may be highly variable between political administrations. For instance, in December 2025, President Trump signed Executive Order 14370, instructing the Attorney General to take all necessary steps to expedite the rescheduling of marijuana from Schedule I to Schedule III under the Controlled Substances Act. Moreover, federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any district in which we or our customers operate will not choose to strictly enforce the federal laws governing cannabis.

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

Digital banking trends may create deposit volatility, which could adversely affect our operations, profitability and competitive position.

Our traditional banking model depends heavily on stable customer deposits as a primary source of funding. The rising popularity of alternative financial products, including fintech platforms, cryptocurrencies, money market funds, and digital wallets, may lead to increased volatility in our deposit base. Significant fluctuations in deposits could adversely affect our liquidity position, funding costs, and overall financial stability. Although we actively manage our liquidity and funding sources, a substantial shift of customer deposits to these alternative products could negatively impact our operations, profitability, and competitive position.

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

Environmental, social and governance (“ESG”) risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Our business faces increasing public investor, activist, legislative and regulatory scrutiny related to ESG and anti-ESG. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

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

Index
In response to ESG developments there are increasing instances of anti-ESG legislation, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate adopt legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.

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

Additionally, we have a concentration of loans secured in New York and Florida. Approximately 64.3% of our loan portfolio is comprised of loans secured by property located in our markets in and around New York, and approximately 35.7% is comprised of loans secured by property located in Florida. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, natural disasters, or other factors beyond our control could impact the ability of our borrowers to repay their loans. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Currently, there is not a single employer or industry in the area on which the majority of our customers are dependent.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. In addition, economic conditions in foreign countries, including global political hostilities (including China-Taiwan and U.S.-China relations), global military conflicts (including the conflicts in the Ukraine, Iran, and the Middle East), and U.S. and foreign tariff policies, could affect the stability of global financial markets, which could hinder domestic economic growth. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on commercial, mortgage and consumer loans, residential and commercial real estate, price declines and lower home sales and commercial activity. Furthermore, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for the Company, our customers, and counterparties.

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

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government, including certain government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government may pose liquidity risks. In 2011, Standard & Poor’s lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. On August 1, 2023, Fitch Ratings also downgraded its U.S. long-term sovereign credit rating from AAA to AA+. On May 16, 2025, Moody’s Ratings downgraded the U.S. long-term issuer and senior unsecured ratings to Aa1 from Aaa and changed its outlook to stable from negative. Further downgrades could generally have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide and, therefore, materially adversely affect our business, financial condition and results of operations.

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

Index
Recent U.S. government shutdowns have negatively impacted U.S. economic growth, and the suspension of government data collection and publication left policymakers without access to the latest data on employment, inflation, and economic growth, increasing the risk that a wrong decision will be made. Moreover, an extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain customers and could negatively impact customers’ future access to certain loan and guaranty programs. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations. During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. In addition, we believe that some borrowers may decide not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increased in our non-performing, criticized, and classified assets, and a decline in demand for our products and services.

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

We are subject to extensive regulation, supervision, and examination by the OCC, Federal Reserve Board, and FDIC. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s loss allowances, and determine the level of deposit insurance premiums assessed. The Dodd-Frank Act significantly affected the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies and will continue to do so. Changes in banking regulations and oversight, and the regulation of other agencies, such as the CFPB and the U.S. Department of Housing and Urban Development, whether in the form of regulatory policy, new regulations or legislation, or additional deposit insurance premiums, have impacted our operations and may continue to have a material impact on our operations in the future. New or revised rules have increased and may in the future increase our regulatory compliance burden and costs and restrict the financial products and services we offer to our customers.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations (collectively, fair lending laws) impose community investment and nondiscriminatory lending requirements on financial institutions. The CFPB, the Department of Justice and other federal and state agencies are responsible for enforcing these federal laws and regulations and comparable state provisions. Federal, state or local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans. A successful regulatory challenge to an institution’s performance under the fair lending laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to numerous federal, state, and international regulations regarding the privacy and security of personal information. These laws vary widely by jurisdiction and are constantly evolving. Privacy regulations with a significant impact on our operations include the NYDFS 23 NYCRR Part 500 Cybersecurity Requirements for Financial Services Companies, Gramm-Leach-Bliley Title V Subtitle A- Safeguards Rule, and FDIC Part 364 Appendix B- Interagency Guidelines Establishing Information Security Standards. Similar legislation is being enacted around the world with requirements and protections specific to data security requirements, notification requirements for data breaches, the right to access personal data and the right to be forgotten. These and other changes in cybersecurity and privacy regulations or the enactment of new regulations may increase our compliance costs and failure to comply with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny. with these regulations may lead to reputational damage, fines or civil damages and increased regulatory scrutiny. Moreover, the failure to meet reasonable cybersecurity control requirements could risk our ability to obtain cyber liability insurance or influence significantly higher rates.

Index
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

The Company operates in an environment in which income taxes are imposed at both the federal and state levels. Strategies and operating routines have been implemented to minimize the impact of these taxes. Any change in tax legislation, regulations, or administrative interpretations could significantly alter the effectiveness of these strategies.

The One Big Beautiful Bill Act (the “OBBBA”), enacted in July 2025, amended the Internal Revenue Code of 1986, as amended (the “Code”) to extend and modify certain provisions from the Tax Cuts and Jobs Act of 2017, making many of them permanent. Among these, the OBBBA permanently preserves the lower individual tax rates and the $750,000 cap on mortgage interest deduction for acquisition debt. Interest on home equity loans or HELOCs remains deductible only if used to buy, build, or substantially improve the home. The OBBBA also makes changes to the state and local tax deduction, adjusting limits and rules for eligible taxpayers through 2029. Certain technical modifications to business interest expense deductions were also enacted. Other recent legislation, including the Inflation Reduction Act of 2022, introduced a 1% excise tax on certain corporate stock buybacks and a 15% corporate alternative minimum tax on large corporations based on adjusted financial statement income.

There can be no assurance that future changes to the Code, applicable regulations, or administrative interpretations will not increase the rate of the corporate income tax, impose new limitations on deductions, credits, or other tax benefits, or otherwise adversely affect the performance of an investment in our stock.

In addition, we have taken and may in the future take positions with respect to a number of unsettled issues under the Code for which Internal Revenue Service (“IRS”) guidance is unavailable. There is no assurance that the IRS or a court will agree with the positions taken by us. If the IRS or a court were to successfully challenge any such position, we could be subject to additional taxes, penalties, and interest, which could adversely affect our business, financial condition, results of operations, and cash flows.

Changes in federal tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely affected as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, and results of operations.

We are subject to regulatory limitations and other limitations that may affect our ability to pay dividends to our stockholders or to repurchase our common stock.

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

Furthermore, our assets that are at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party service providers who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. We employ preventive and detective controls to protect our assets and provide recurring information security training to all employees. Although we have not experienced any material losses or other material consequences to date relating to technology failure, cyberattacks or other information or security breaches, whether directed at us or at third parties, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely as to prevent material losses or consequences in the future, particularly in light of the increased sophistication and evolving nature of cyber criminals’ activity. Our risk and exposure to these cybersecurity incidents remains heightened because of, among other things, our implementation of Internet and mobile banking to meet customer demand, our expanded internal usage of web-based products and applications, the current economic and political environment, and our regulatory obligations and the regulatory scrutiny within our industry. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

Index
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

On December 19, 2025, we announced that our Board authorized a new stock repurchase plan to acquire up to 2,000,000 shares of the Company’s outstanding common stock. Repurchases are made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

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

Index
Item 1B	Unresolved Staff Comments

None.

Item 1C	Cybersecurity

Cybersecurity Risk Management and Strategy

At TrustCo, we recognize the importance of information security practices designed to protect the confidentiality, integrity, and availability of company information and the personal information that our customers share with us. TrustCo Bank maintains a formal enterprise wide risk management (“ERM”) program which identifies, measures, monitors, and controls risk. The ERM Program and framework is designed to ensure that all elements of the risk management process are in place and operating effectively across all risk categories. Risk categories include credit, interest rate risk, liquidity, price, operational, compliance, reputation, and strategic risks. Cybersecurity risk is a critical component of our technology risk management program, specifically our information security program given the increasing reliance on technology and potential of cyber risk threats. Using guidance set forth in our ERM program, we have implemented an Information Security Program to lead and support the management of information security risks in accordance with our risk profile and business strategy. We utilize the National Institute of Standards and Technology Cybersecurity Framework to benchmark these controls and procedures.

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

We did not experience any material losses relating to cybersecurity threats or incidents for the year ended December 31, 2025. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents and protect our systems and information may not successfully protect against all cybersecurity threats and incidents. For more information on the risks that we face from cybersecurity threats, see “Risk Factors - Risks Related to Cybersecurity, Third Parties, and Technology.” in Part I, Item 1A of this report.

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

TrustCo’s executive offices are located at 5 Sarnowski Drive, Glenville, New York, 12302, in a facility owned by the Company. The Company operates 134 banking offices located in New York, New Jersey, Vermont, Massachusetts and Florida. As of December 31, 2025, 23 of such properties are owned and 111 are leased from others on market terms. The lease terms for our banking offices are not individually material. Lease expirations range from 3 months to 18.8 years. In the opinion of management, the physical properties of TrustCo and the Bank are suitable and adequate to meet our requirements and are being fully utilized.

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

Index
Information about our Executive Officers

Our executive officers as of March 13, 2026, are listed below, along with their ages on that date, positions and offices held with the company, and principal occupations and employment, focused primarily on the past five years.

Name, Age and Position With Trustco	Recent Business Experience	Year First Became Executive of TrustCo

Robert J. McCormick, Age 62, Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer of TrustCo from January 2009 to December 2010, President and Chief Executive Officer of TrustCo since January 2004, Executive Officer of TrustCo since 2001 and President and Chief Executive Officer of Trustco Bank since November 2002. Chairman of TrustCo and Trustco Bank from November 2008 to December 2010. Director of TrustCo and Trustco Bank since 2005. Joined Trustco Bank in 1995.	2001

Robert M. Leonard, Age 63, Executive Vice President and Chief Operating Officer	Executive Vice President of TrustCo and Trustco Bank from 2013 to present. Senior Vice President of TrustCo and Trustco Bank from 2010 to 2013. Secretary of TrustCo and Trustco Bank from 2003 to 2006 and 2009 to 2016. Assistant Secretary of TrustCo and Trustco Bank from 2006 to 2009. Executive Officer of TrustCo and Trustco Bank from 2003 to present. Joined Trustco Bank in 1986.	2003

Michael M. Ozimek Age 51, Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer, TrustCo and Trustco Bank from 2018 to present. Senior Vice President and Chief Financial Officer of TrustCo and Trustco Bank from 2014 to 2018. Executive Officer of TrustCo and Trustco Bank from 2014 to present. Joined TrustCo and Trustco Bank in 2002.	2014

Michael Hall Age 61, General Counsel and Corporate Secretary	General Counsel and Corporate Secretary of TrustCo and Trustco Bank from 2018 to present. Vice President and Counsel of TrustCo and Trustco Bank from 2015 to 2018. Assistant Secretary of TrustCo and Trustco Bank for 2016. Executive Officer and Secretary of TrustCo and Trustco Bank from 2017 to present. Attorney with McNamee, Lochner, Titus & William, P.C. from 1992 to 2015. Joined TrustCo and Trustco Bank in 2015.	2017

Kevin M. Curley Age 58, Executive Vice President and Chief Banking Officer	Executive Vice President, TrustCo and Trustco Bank from 2018 to present, and Chief Banking Officer of TrustCo and Trustco Bank from July 2024 to present. Senior Vice President of TrustCo and Trustco Bank from 2011 to 2018. Executive Officer of TrustCo and Trustco Bank from 2017 to present. Joined Trustco Bank in 1990.	2018

Lauren A. McCormick Age 36, Vice President and Treasurer	Vice President and Treasurer of TrustCo and Trustco Bank from December 2025 to present. Assistant Corporate Secretary of TrustCo and Trustco Bank from 2022 to present. Executive Officer of TrustCo and Trustco Bank from December 2025 to present. Assistant Vice President from 2020 to December 2025. Investment Advisor, Trustco Bank Wealth Management Department from 2012 to 2022. Joined Trustco Bank in 2011.	2025

Index
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TrustCo’s common stock is traded on the Nasdaq Global Select Market under the symbol “TRST.” TrustCo had approximately 6,466 shareholders of record as of March 6, 2026.

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

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of shares of common stock during the three months ended December 31, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 to October 31, 2025	129,564	$38.04	129,564	403,524
November 1 to November 30, 2025	319,724	$39.77	319,724	83,800
December 1 to December 31, 2025	83,800	$43.20	83,800	2,000,000
Total	533,088	$39.89	533,088	2,000,000

(1)
On December 19, 2025 the Company’s Board authorized, and the Company announced, a share repurchase program of up to 2,000,000 shares, or approximately 11% of its currently outstanding common stock. The program expires on December 31, 2026. During the three months ended December 31, 2025, the Company did not repurchase any shares under this repurchase program.

Prior to that, on March 18, 2025 the Company announced that its Board of Directors authorized a share repurchase program of up to 1,000,000 shares, or approximately 5% of its currently outstanding common stock. The program was scheduled to expire on March 4, 2026; however, the Company purchased all 1,000,000 shares under this share repurchase program as of December 11, 2025. During the three months ended December 31, 2025, the Company repurchased a total of 533,088 shares at an average price per share of $39.89 for a total of $21.3 million under this repurchase program.

Index
Item 6.	[Removed and reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (located on pages 6 through 33 of TrustCo’s 2025 Annual Report to Shareholders, which is filed as Exhibit 13 to this 2025 Form 10-K) is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information set forth under the captions “Quantitative and Qualitative Disclosure About Market Risk” and “Interest Rate Sensitivity” (located on pages 25 through 28 of TrustCo’s 2025 Annual Report to Shareholders, which is filed as Exhibit 13 to this 2025 Form 10-K) is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements, together with the report thereon of Crowe LLP (located on pages 38 through 97 of TrustCo’s 2025 Annual Report to Shareholders, which is filed as Exhibit 13 to this 2025 Form 10-K), are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this 2025 Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this 2025 Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to satisfy the objectives for which they are designed.

Index
Management’s Report on Internal Control Over Financial Reporting and Auditor Attestation Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting, together with the report thereon of Crowe LLP, is included in TrustCo’s 2025 Annual Report to Shareholders, which is filed as Exhibit 13 hereto, and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain of the information required by this Item 10 is incorporated herein by reference to the disclosure under the headings “Information on TrustCo’s Directors and Nominees,” “Information on TrustCo Executive Officers,” “Director Candidates Nominated by Shareholders,” “Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” (or, solely in the event of delinquent reports, “Delinquent Section 16(a) Reports”) in the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end. The required information regarding TrustCo’s executive officers is contained in PART I in the item captioned “Information about our Executive Officers.”

TrustCo has adopted a code of conduct (the “Code of Conduct”) that applies to all employees, including its principal executive, financial and accounting officers. A copy of the Code of Conduct will be provided without charge upon written request. Requests and inquiries should be directed to: Michael Hall, General Counsel and Corporate Secretary, TrustCo Bank Corp NY, P.O. Box 1082, Schenectady, New York 12301-1082. The Code of Conduct also is available on the Company’s website at www.trustcobank.com under the “Investor Relations” link. The Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of certain amendments to or waivers from provisions of the Code of Conduct that apply to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting the required information on its website under the “Investor Relations” link.

Insider Trading Policy

The Company has adopted the TrustCo Bank Corp NY Insider Trading Policy (the “Insider Trading Policy”) governing the purchase, sale, and other disposition of our securities by our directors, officers, and employees. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of the Company’s securities, as well as the Nasdaq listing standards. The Insider Trading Policy addresses the implementation of certain trading blackout periods in the Company’s securities (including common stock, restricted stock, restricted stock units, options, warrants and any other securities that the Company may issue) for covered persons. A copy of the Insider Trading Policy is filed as Exhibit 19 to this 2025 Form 10-K.

Index
Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year-end.

Our independent registered public accounting firm is Crowe LLP, Boston, Massachusetts, PCAOB Firm ID: 173

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following financial statements of TrustCo and its consolidated subsidiaries, and the accountants’ report thereon are filed as a part of this report.

Consolidated Statements of Condition -- December 31, 2025 and 2024.

Consolidated Statements of Income -- Years Ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Comprehensive Income -- Years Ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Changes in Shareholders’ Equity -- Years Ended December 31, 2025, 2024 and 2023.

Consolidated Statements of Cash Flows -- Years Ended December 31, 2025, 2024 and 2023.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, dated October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

4(a) †	Description of Capital Stock.

10(a)*	Amended and Restated Trust For Deferred Benefits Provided under Employment Agreements of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001 incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2001, filed March 28, 2002.

Index
10(b)*
Amended and Restated Trust Under Non-Qualified Deferred Compensation Plans of Trustco Bank, National Association and TrustCo Bank Corp NY, dated September 18, 2001, incorporated by reference to Exhibit 10(c) to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2001 filed March 28, 2002.

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

10(f)*
2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, effective as of January 1, 2008, incorporated by reference to Exhibit 99.8 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(g)*
Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.4 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(h)*
Amendment No. 1 to Second Amended and Restated TrustCo Bank Corp NY Directors Performance Bonus Plan, effective January 1, 2010, incorporated by reference to Exhibit 99(f) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 19, 2010.

10(i)*
Service Bureau Processing Agreement by and between Fidelity Information Services, Inc. and TrustCo Bank Corp NY, dated March 3, 2004, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed May 10, 2004.

10(j)*
Agreement between Fiserv Solutions, Inc. and Trustco Bank, National Association, dated November 14, 2001 incorporated by reference to Exhibit 10(o) to TrustCo Bank Corp NY’s Annual Report on Form 10-K, for the year ended December 31, 2001, filed March 28, 2002.

10(k)*
Restatement of Trustco Bank Senior Incentive Plan, effective as of January 1, 2008, incorporated by reference to Exhibit 99.9 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 22, 2008.

10(l)*
Amendment No 1. to 2008 Amended and Restated Employment Agreement between Trustco Bank, TrustCo Bank Corp NY and Robert J. McCormick, incorporated by reference to Exhibit 99.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed March 17, 2009.

10(m)*	First Amendment to Restatement of Trustco Bank Senior Incentive Plan, incorporated by reference to Exhibit 99.2 to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 18, 2009.

Index
10(n)*
Employment Agreement among Trustco Bank, TrustCo Bank Corp NY and Robert M. Leonard, effective November 19, 2013, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed November 25, 2013.

10(o)*
Performance-Based Stock Appreciation Unit Agreement dated as of January 21, 2014, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed January 24, 2014.

10(p)*	Trustco Bank Executive Officer Incentive Plan (Amended and Restated as of February 16, 2016), incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Form 8-K filed February 17, 2016.

10(q)*	Amended and Restated TrustCo Bank Corp NY Executive Medical Reimbursement Plan, incorporated by reference to Exhibit 10.1 to TrustCo Bank Corp NY’s Current Report on Form 10-Q, filed August 8, 2022.

10(r)*
Form of Employment Agreement between TrustCo Bank Corp NY and each of Kevin M. Curley and Michael M. Ozimek, effective December 18, 2018, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K filed December 18, 2018.

10(s)*†	Amended and Restated Employment Agreement between TrustCo Bank Corp NY and Michael Hall, effective February 17, 2026.

10(t)*
TrustCo Bank Corp NY Amended and Restated 2019 Equity Incentive Plan, incorporated by reference to the Appendix to the additional definitive proxy soliciting material on Schedule 14A filed by on April 26, 2023.

Index
10(u)*
Form of 2022 Performance Share Award Agreement under the TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 16, 2022.

10(v)*
Form of 2023 Performance Share Award Agreement (Stock Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 24, 2023.

10(w)* †	Form of 2023 Performance Share Award Agreement (Cash Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan

10(x)*
Form of 2023 Restricted Stock Unit Agreement (Stock Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed November 24, 2023.

10(y)*†	Form of 2023 Restricted Stock Unit Agreement (Cash Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(z)*
Form of 2024 Performance Share Award Agreement (Stock Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(ee) to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025.

10(aa)*†	Form of 2024 Performance Share Award Agreement (Cash Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(bb)*
Form of 2024 Restricted Stock Unit Agreement (Stock Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(ff) to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025.

10(cc)* †	Form of 2024 Restricted Stock Unit Agreement (Cash Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(dd)*†	Form of 2025 Performance Share Award Agreement (Stock Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(ee)*†	Form of 2025 Performance Share Award Agreement (Cash Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(ff)*†	Form of 2025 Restricted Stock Unit Agreement (Stock Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(gg)*†	Form of 2025 Restricted Stock Unit Agreement (Cash Settled) under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

10(hh)*†	Form of 2025 Director Restricted Stock Unit Agreement under the Amended and Restated TrustCo Bank Corp NY 2019 Equity Incentive Plan.

13†	Portions of Annual Report to Security Holders of TrustCo for the year ended December 31, 2025.

19	TrustCo Bank Corp NY Insider Trading Policy, incorporated by reference to Exhibit 19 to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 14, 2025.

Index
21†	List of Subsidiaries of TrustCo.

23†	Consent of Independent Registered Public Accounting Firm.

24†	Power of Attorney.

31(i)(a) †	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i)(b) †	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32†	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

97	Executive Compensation Clawback Policy, incorporated by reference to Exhibit 97 to TrustCo Bank Corp NY’s Annual Report on Form 10-K for the year ended December 31, 2023, filed March 11, 2024.

101	Sections of the Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language), submitted in the following files

101.INS	XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

†	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TrustCo Bank Corp NY

Date: March 16, 2026	By:	/s/ Michael M. Ozimek
Michael M. Ozimek
Executive Vice President and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Robert J. McCormick
Robert J. McCormick	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2026

/s/ Michael M. Ozimek
Michael M. Ozimek	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2026

*
Steffani Cotugno	Director	March 16, 2026

*
Brian C. Flynn	Director	March 16, 2026

*
Lisa M. Lucarelli	Director	March 16, 2026

*
Thomas O. Maggs	Director	March 16, 2026

*
Anthony J. Marinello	Director	March 16, 2026

*
Curtis N. Powell	Director	March 16, 2026

*
Kimberly A. Russell	Director	March 16, 2026

*
Frank B. Silverman	Director	March 16, 2026

Index
* By:	/s/ Robert M. Leonard
Robert M. Leonard, as Agent
Pursuant to Power of Attorney