Form 10-Q
period 2026-03-31
TRUSTCO BANK CORP N Y
filed 2026-05-08
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).          ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Common Stock	as of April 30, 2026
----------------------	----------------------
$1.00 Par Value	17,474,811

TrustCo Bank Corp NY

Index
Cautionary Note Regarding Forward-Looking Statements
Statements included in this report and in future filings by TrustCo with the Securities and Exchange Commission (the “SEC”), in TrustCo’s press releases, and in oral statements made with the approval of an authorized executive officer that are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  Forward-looking statements can be identified by the use of such words as may, will, should, could, would, estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  TrustCo wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In addition to factors described under Part II, Item 1A, Risk Factors, and under the Risk Factor discussion in TrustCo’s Annual Report on Form 10-K for the year ended December 31, 2025, the factors listed below, among others, in some cases have affected and in the future could affect TrustCo’s actual results and could cause TrustCo’s actual financial performance to differ materially from that expressed in any forward-looking statement.

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

•	our risk management framework may not be effective in mitigating risk and loss;

Index
•	new lines of business or new products and services may subject us to additional risks;
•	digital banking trends may create deposit volatility, which could adversely affect our operations, profitability and competitive position;
•	our business may be adversely affected by the prevalence of fraud and other financial crimes;
•	we are exposed to climate risk;
•	societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers;
•	environmental, social and governance risks could adversely affect our reputation and shareholder, employee, client, and third party relationships and may negatively affect our stock price;

Risks Related to Market Conditions
•	a prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our operations and financial results;
•
instability in global economic conditions and geopolitical matters (including the conflict involving the United States (“U.S.”), Israel and Iran), as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition;

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

Index
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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended
	March 31,
	2026	2025

Interest and dividend income:
Interest and fees on loans	$57,565	$53,450
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	149	596
State and political subdivisions	-	-
Mortgage-backed securities and collateralized mortgage obligations - residential	1,469	1,483
Corporate bonds	694	260
Small Business Administration-guaranteed participation securities	63	81
Other securities	8	7
Total interest and dividends on securities available for sale	2,383	2,427

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations-residential	47	57
Total interest on held to maturity securities	47	57

Federal Home Loan Bank stock	126	151
Interest on federal funds sold and other short-term investments	6,105	6,732
Total interest income	66,226	62,817

Interest expense:
Interest on deposits:
Interest-bearing checking	533	558
Savings accounts	675	734
Money market deposit accounts	1,552	1,989
Time deposits	18,357	18,983
Interest on short-term borrowings	401	180
Total interest expense	21,518	22,444

Net interest income	44,708	40,373
Provision for credit losses	950	300
Net interest income after provision for credit losses	43,758	40,073

Noninterest income:
Trustco financial services income	2,135	2,120
Fees for services to customers	2,340	2,645
Other	366	209
Total noninterest income	4,841	4,974

Noninterest expenses:
Salaries and employee benefits	12,219	11,894
Net occupancy expense	4,542	4,554
Equipment expense	2,022	1,944
Professional services	1,526	1,726
Outsourced services	2,700	2,700
Advertising expense	394	361
FDIC and other insurance	1,153	1,188
Other real estate expense, net	50	28
Other	2,376	1,934
Total noninterest expenses	26,982	26,329

Income before taxes	21,617	18,718
Income taxes	5,332	4,443

Net income	$16,285	$14,275

Net income per share:
- Basic	$0.91	$0.75

- Diluted	$0.91	$0.75

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended
	March 31,
	2026	2025

Net income	$16,285	$14,275

Net unrealized holding (loss) gain on securities available for sale	(1,703)	5,326
Tax effect	437	(1,378)

Net unrealized (loss) gain on securities available for sale, net of tax	(1,266)	3,948

Amortization of net actuarial gain	(701)	(297)
Amortization of prior service cost	3	3
Tax effect	181	75
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(517)	(219)

Other comprehensive (loss) income, net of tax	(1,783)	3,729
Comprehensive income	$14,502	$18,004

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS:

Cash and due from banks	$43,165	$50,569
Federal funds sold and other short term investments	724,943	679,858
Total cash and cash equivalents	768,108	730,427

Securities available for sale	300,746	310,418

Held to maturity securities ($4,134 and $4,389 fair value at March 31, 2026 and December 31, 2025, respectively)	4,097	4,339

Federal Home Loan Bank stock	6,601	6,601
Loans, net of deferred costs	5,290,178	5,252,460
Less:
Allowance for credit losses on loans	52,994	52,205
Net loans	5,237,184	5,200,255

Bank premises and equipment, net	41,071	40,707
Operating lease right-of-use assets	33,305	33,638
Other assets	116,767	114,315

Total assets	$6,507,879	$6,440,700

LIABILITIES:
Deposits:
Demand	$811,637	$814,908
Interest-bearing checking	1,078,520	1,069,564
Savings accounts	1,070,319	1,077,141
Money market deposit accounts	442,760	457,389
Time deposits	2,249,117	2,138,415
Total deposits	5,652,353	5,557,417

Short-term borrowings	112,930	120,054
Operating lease liabilities	35,920	36,391
Accrued expenses and other liabilities	35,756	40,249

Total liabilities	5,836,959	5,754,111

SHAREHOLDERS’ EQUITY:

Capital stock par value $1.00; 30,000,000 shares authorized; 20,118,509 shares issued at both March 31, 2026 and December 31, 2025, 17,506,881 and 18,029,107 shares outstanding at March 31, 2026 and December 31, 2025, respectively	20,119	20,119
Surplus	260,808	260,333
Undivided profits	489,540	479,996
Accumulated other comprehensive income, net of tax	8,241	10,024
Treasury stock at cost - 2,611,628 and 2,089,402 shares at March 31, 2026 and December 31, 2025, respectively	(107,788)	(83,883)

Total shareholders’ equity	670,920	686,589

Total liabilities and shareholders’ equity	$6,507,879	$6,440,700

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2025	$20,097	$258,874	$446,503	$(3,861)	$(45,270)	$676,343

Net income	-	-	14,275	-	-	14,275
Other comprehensive income, net of tax	-	-	-	3,729	-	3,729
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,847)	-	-	(6,847)

Ending balance, March 31, 2025	$20,097	$259,182	$453,931	$(132)	$(45,270)	$687,808

Beginning balance, January 1, 2026	$20,119	$260,333	$479,996	$10,024	$(83,883)	$686,589

Net income	-	-	16,285	-	-	16,285
Other comprehensive loss, net of tax	-	-	-	(1,783)	-	(1,783)
Stock Based Compensation Expense	-	475	-	-	-	475
Purchase of treasury stock 522,226 Shares	-	-	-	-	(23,905)	(23,905)
Cash dividend declared, $0.38 per share	-	-	(6,741)	-	-	(6,741)

Ending balance, March 31, 2026	$20,119	$260,808	$489,540	$8,241	$(107,788)	$670,920

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three months ended March 31,
	2026	2025

Cash flows from operating activities:
Net income	$16,285	$14,275

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,248	1,149
Amortization of right-of-use asset	1,645	1,659
Writedown of other real estate owned	30	67
Provision for credit losses	950	300
Deferred tax expense	(1,170)	2,194
Net amortization of securities	179	255
Stock based compensation expense	475	308
Net gain on sale of bank premises and equipment	24	-
Decrease (Increase) in taxes receivable	997	(2,149)
Increase in interest receivable	(855)	(811)
Increase (Decrease) in interest payable	135	(152)
Increase in other assets	(529)	(3,078)
Decrease in operating lease liabilities	(1,783)	(1,835)
Decrease in accrued expenses and other liabilities	(5,815)	(10,902)
Total adjustments	(4,469)	(12,995)
Net cash provided by operating activities	11,816	1,280

Cash flows from investing activities:

Proceeds from sales, paydowns and calls of securities available for sale	17,873	13,723
Proceeds from paydowns of held to maturity securities	235	266
Purchases of securities available for sale	(25,076)	(9,911)
Proceeds from maturities of securities available for sale	15,000	35,000
Net increase in loans	(37,679)	(17,821)
Purchases of bank premises and equipment	(1,636)	(4,545)
Net cash (used in) provided by investing activities	(31,283)	16,712

Cash flows from financing activities:

Net increase in deposits	94,936	105,687
Net change in short-term borrowings	(7,124)	(2,506)
Purchases of treasury stock	(23,905)	-
Dividends paid	(6,759)	(6,848)
Net cash provided by financing activities	57,148	96,333
Net increase in cash and cash equivalents	37,681	114,325
Cash and cash equivalents at beginning of period	730,427	641,812
Cash and cash equivalents at end of period	$768,108	$756,137

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$21,383	$22,596
Income taxes paid	4,327	6,598
Other non cash items:
Increase in dividends payable	(18)	(1)
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	(1,703)	5,326
Change in deferred tax effect on unrealized (gain) loss on securities available for sale	437	(1,378)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(698)	(294)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	181	75

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP N Y
Notes to Consolidated Interim Financial Statements
(Unaudited)

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three months ended March 31, 2026 is not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial condition as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, and the cash flows for the three months ended March 31, 2026 and 2025.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year‑end Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States (“U.S.”).

The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).  A reconciliation of the component parts of earnings per share for the three months ended March 31, 2026 and 2025 is as follows:

(in thousands, except per share data)	For the three months ended
	March 31,
	2026	2025

Net income	$16,285	$14,275
Weighted average common shares	17,813	19,020
Effect of Dilutive Securities:
Stock Options and Restricted Stock Units	63	24
Weighted average common shares including potential dilutive shares	17,876	19,044

Basic EPS	$0.91	$0.75

Diluted EPS	$0.91	$0.75

For the three months ended March 31, 2026 there were no weighted average antidilutive stock options excluded from diluted earnings per share.  For the three months ended March 31, 2025 there were approximately 8 thousand weighted average anti-dilutive stock options excluded from dilutive.  The stock options were antidilutive because the strike price is greater than the average fair value of the Company’s common stock.

(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three months ended March 31, 2026 and 2025 for its pension and other post-retirement benefit plans:

	Three months ended March 31,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2026	2025	2026	2025

Service cost	$-	$-	$5	$5
Interest cost	286	289	90	86
Expected return on plan assets	(952)	(763)	(428)	(381)
Amortization of net gain	(349)	(21)	(352)	(276)
Amortization of prior service cost	-	-	3	3
Net periodic benefit	$(1,015)	$(495)	$(682)	$(563)

The Company does not expect to contribute to its pension and post-retirement benefit plans in 2026.  As of March 31, 2026, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Index
Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

 (4) Investment Securities

(a) Debt Securities available for sale

The amortized cost and fair value of the debt securities available for sale are as follows:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$14,966	$-	$79	$14,887
State and political subdivisions	9	-	-	9
Mortgage backed securities and collateralized mortgage obligations - residential	221,545	334	16,670	205,209
Corporate bonds	69,973	18	854	69,137
Small Business Administration - guaranteed participation securities	11,496	-	700	10,796
Other	689	19	-	708
Total Securities Available for Sale	$318,678	$371	$18,303	$300,746

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$31,939	$18	$185	$31,772
State and political subdivisions	9	-	-	9
Mortgage backed securities and collateralized mortgage obligations - residential	221,611	543	15,864	206,290
Corporate bonds	59,972	99	139	59,932
Small Business Administration - guaranteed participation securities	12,427	-	717	11,710
Other	689	16	-	705

Total Securities Available for Sale	$326,647	$676	$16,905	$310,418

Index
The following table categorizes the debt securities included in the available for sale portfolio as of March 31, 2026, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Debt securities not due at a single maturity date are presented separately:

	March 31, 2026
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$10,014	$9,958
Due after one year through five years	75,623	74,783
Mortgage backed securities and collateralized mortgage obligations - residential	221,545	205,209
Small Business Administration - guaranteed participation securities	11,496	10,796
	$318,678	$300,746

Gross unrealized losses on debt securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	March 31, 2026
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$4,997	$3	$9,890	$76	$14,887	$79
Mortgage backed securities and collateralized mortgage obligations - residential	13,139	271	167,769	16,399	180,908	16,670
Corporate bonds	66,619	854	-	-	66,619	854
Small Business Administration - guaranteed participation securities	-	-	10,796	700	10,796	700

Total	$84,755	$1,128	$188,455	$17,175	$273,210	$18,303

	December 31, 2025
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$1,998	$2	$24,756	$183	$26,754	$185
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	178,551	15,864	178,551	15,864
Corporate bonds	34,842	139	-	-	34,842	139
Small Business Administration - guaranteed participation securities	-	-	11,710	717	11,710	717

Total	$36,840	$141	$215,017	$16,764	$251,857	$16,905

There was no allowance for credit losses recorded for debt securities available for sale during the three months ended March 31, 2026 and 2025.  There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

Index
The proceeds from sales and calls and maturities of debt securities available for sale, gross realized gains and gross realized losses from sales and calls during the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
(dollars in thousands)	2026	2025

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	17,873	13,723
Proceeds from maturities	15,000	35,000
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of debt securities available for sale during the three months ended March 31, 2026 and 2025.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	March 31, 2026
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$4,097	$81	$44	$4,134
Total held to maturity	$4,097	$81	$44	$4,134

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$4,339	$90	$40	$4,389
Total held to maturity	$4,339	$90	$40	$4,389

The following table categorizes the debt securities included in the held to maturity portfolio as of March 31, 2026, based on the securities’ final maturity.  Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Debt securities not due at a single maturity date are presented separately:

	March 31, 2026
(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$4,097	$4,134
	$4,097	$4,134

All held to maturity securities are held at cost on the financial statements.

Index
Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

March 31, 2026
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$166	$1	$1,332	$43	$1,498	$44

Total	$166	$1	$1,332	$43	$1,498	$44

December 31, 2025
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$123	$-	$1,485	$40	$1,608	$40

Total	$123	$-	$1,485	$40	$1,608	$40

There were no sales or transfers of held to maturity securities during the three months ended March 31, 2026 and 2025.

There was no allowance for credit losses recorded for held to maturity securities during the three months ended March 31, 2026 and 2025.  There was no credit loss expense recorded for held to maturity securities for the three months ended March 31, 2026 and 2025.  There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c)  Securities in an unrealized loss position

As of March 31, 2026, the Company’s securities portfolio included certain securities, which were in an unrealized loss position, and are discussed below.

Index
U.S. government sponsored enterprises:

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2026. As of March 31, 2026, three out of three securities were in an unrealized loss position.  All securities are performing.

Mortgage-backed securities and collateralized mortgage obligations – residential:

As of March 31, 2026, all mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2026. As of March 31, 2026, 110 out of 122 securities were in an unrealized loss position.  All securities are performing.

Small Business Administration (SBA) - guaranteed participation securities:

As of March 31, 2026, all of the SBA securities held by the Company were issued and guaranteed by the U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2026. As of March 31, 2026, 8 out of 8 securities were in an unrealized loss position. All securities are performing.

Corporate Bonds:

As of March 31, 2026, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the first quarter of 2026. As of March 31, 2026, 10 out of 11 securities were in an unrealized loss position. All securities are performing.

Index
(5) Loan Portfolio and Allowance for Credit Losses

The following tables presents loans by portfolio segment:

	March 31, 2026
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$248,332	$49,848	$298,180
Other	18,148	435	18,583
Real estate mortgage - 1 to 4 family:
First mortgages	2,820,269	1,612,456	4,432,725
Home equity loans	47,642	17,544	65,186
Home equity lines of credit	268,011	196,876	464,887
Installment	7,664	2,953	10,617
Total loans, net	$3,410,066	$1,880,112	5,290,178
Less: Allowance for credit losses on loans			52,994
Net loans			$5,237,184

*Includes New York, New Jersey, Vermont and Massachussetts.

	December 31, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$245,799	$49,308	$295,107
Other	17,841	495	18,336
Real estate mortgage - 1 to 4 family:
First mortgages	2,794,515	1,604,709	4,399,224
Home equity loans	46,421	17,615	64,036
Home equity lines of credit	265,060	199,141	464,201
Installment	8,497	3,059	11,556
Total loans, net	$3,378,133	$1,874,327	5,252,460
Less: Allowance for credit losses on loans			52,205
Net loans			$5,200,255

*Includes New York, New Jersey, Vermont and Massachussetts.

As of March 31, 2026, the Company had approximately $44.0 million of real estate construction loans.  Of the $44.0 million in real estate construction loans as of March 31, 2026, approximately $14.4 million are secured by first mortgages to residential borrowers while approximately $29.6 million were to commercial borrowers for residential construction projects.  The majority of construction loans are in the Company’s New York market.

At December 31, 2025, the Company had approximately $41.9 million of real estate construction loans.  Of the $41.9 million in real estate construction loans at December 31, 2025, approximately $11.9 million are secured by first mortgages to residential borrowers while approximately $30.0 million were to commercial borrowers for residential construction projects. The majority of construction loans held in 2025 were in the Company’s New York market.

Index
Allowance for credit losses on loans

The level of the allowance for credit losses on loans (“ACLL”) is based on factors that influence management’s current estimate of expected credit losses, including past events and current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended March 31, 2026. The Company selected the baseline economic forecast for the allowance for credit losses on loans based on current market conditions and portfolio trends. In addition, the Company’s four quarter forecast period and four quarter straight line reversion has not changed for the period ended March 31, 2026.

The Company recorded a provision for credit losses of $950 thousand for the three months ended March 31, 2026, which is the result of a provision for credit losses on loans of $750 thousand and a provision for credit losses on unfunded commitments of $200 thousand.

The Company recorded a provision for credit losses of $300 thousand for the three months ended March 31, 2025, which is the result of a provision for credit losses on loans of $100 thousand, and a provision for credit losses on unfunded commitments of $200 thousand.

Activity in the allowance for credit losses on loans by portfolio segment for the three months ended March 31, 2026 and 2025 is summarized as follows:

	For the three months ended March 31, 2026
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,081	$48,895	$229	$52,205
Loans charged off:
New York and other states*	19	-	12	31
Florida	-	-	14	14
Total loan chargeoffs	19	-	26	45

Recoveries of loans previously charged off:
New York and other states*	-	43	1	44
Florida	40	-	-	40
Total recoveries	40	43	1	84
Net loan (recoveries) charged off	(21)	(43)	25	(39)
Provision for credit losses	31	714	5	750
Balance at end of period	$3,133	$49,652	$209	$52,994

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the three months ended March 31, 2025
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,420	46,636	192	50,248
Loans charged off:
New York and other states*	4	80	25	109
Florida	-	-	15	15
Total loan chargeoffs	4	80	40	124

Recoveries of loans previously charged off:
New York and other states*	6	41	21	68
Florida	314	-	-	314
Total recoveries	320	41	21	382
Net loan recoveries	(316)	39	19	(258)
(Credit) provision for credit losses	(713)	710	103	100
Balance at end of period	$3,023	47,307	276	50,606

* Includes New York, New Jersey, Vermont and Massachusetts.

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (included within the Accrued expenses and other liabilities line item within the Statement of Financial Condition) with adjustments to the reserve recognized in provision for credit losses in the consolidated statements of income. The Company’s activity in the allowance for credit losses on unfunded commitments for the three months ended March 31, 2026 and 2025 is as follows:

For the three
months ended
(In thousands)	March 31, 2026

Balance at December 31, 2025	$1,862
Provision for credit losses	200
Balance at March 31, 2026	$2,062

For the three
months ended
(In thousands)	March 31, 2025

Balance at December 31, 2025	$1,762
Provision for credit losses	200
Balance at March 31, 2025	$1,962

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

Loans not meeting the criteria above are considered to be “pass” rated loans.

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of March 31, 2026 and December 31, 2025 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index
As of March 31, 2026 and December 31, 2025, based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs for each loan type by origination year was as follows:

Loan Credit Quality
(in thousands)	As of March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$10,605	$47,474	$46,897	$48,227	$63,528	$74,273	$4,061	$-	$295,065
Special Mention	-	-	-	-	584	-	-	-	584
Substandard	-	-	890	-	969	672	-	-	2,531
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Loans	$10,605	$47,474	$47,787	$48,227	$65,081	$74,945	$4,061	$-	$298,180

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$19	$-	$-	$-	$19
	$-	$-	$-	$-	$19	$-	$-	$-	$19

Commercial Other:
Risk rating
Pass	$1,334	$4,251	$1,192	$6,104	$1,170	$467	$3,971	$-	$18,489
Special mention	-	-	-	45	-	-	-	-	45
Substandard	-	-	9	-	-	-	40	-	49
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$1,334	$4,251	$1,201	$6,149	$1,170	$467	$4,011	$-	$18,583

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$110,099	$388,811	$297,056	$359,822	$493,884	$2,764,516	$1,784	$-	$4,415,972
Nonperforming	-	-	722	1,714	1,257	13,060	-	-	16,753
Total First Mortgage:	$110,099	$388,811	$297,778	$361,536	$495,141	$2,777,576	$1,784	$-	$4,432,725

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Loans:
Risk rating
Performing	$3,858	$17,251	$5,001	$6,645	$4,100	$27,921	$-	$-	$64,776
Nonperforming	-	-	-	-	66	344	-	-	410
Total Home Equity Loans:	$3,858	$17,251	$5,001	$6,645	$4,166	$28,265	$-	$-	$65,186

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines of Credit:
Risk rating
Performing	$594	$2,345	$3,045	$1,146	$1,337	$23,383	$430,766	$-	$462,616
Nonperforming	-	-	94	129	-	1,776	272	-	2,271
Total Home Equity Credit Lines:	$594	$2,345	$3,139	$1,275	$1,337	$25,159	$431,038	$-	$464,887

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Installments:
Risk rating
Performing	$423	$2,942	$1,668	$2,700	$1,290	$633	$898	$-	$10,554
Nonperforming	-	23	-	-	38	1	1	-	63
Total Installments	$423	$2,965	$1,668	$2,700	$1,328	$634	$899	$-	$10,617

Installments Loans:
Current-period Gross writeoffs	$-	$4	$1	$18	$2	$1	$-	$-	$26
	$-	$4	$1	$18	$2	$1	$-	$-	$26

Index
Loan Credit Quality
(in thousands)	As of December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
Commercial :	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Risk rating
Pass	$47,620	$47,818	$49,673	$65,902	$21,050	$55,543	$4,694	$-	$292,300
Special Mention	-	-	-	237	-	-	-	-	237
Substandard	-	890	-	990	-	690	-	-	2,570
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Loans	$47,620	$48,708	$49,673	$67,129	$21,050	$56,233	$4,694	$-	$295,107

Commercial Loans:	$-	$-	$-	$-	$4	$-	$-	$-	$4
Current-period Gross writeoffs	$-	$-	$-	$-	$4	$-	$-	$-	$4

Commercial Other:
Risk rating
Pass	$4,453	$1,322	$6,346	$1,228	$136	$1,218	$3,538	$-	$18,241
Special mention	-	-	-	-	-	-	45	-	45
Substandard	-	10	-	-	1	-	39	-	50
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$4,453	$1,332	$6,346	$1,228	$137	$1,218	$3,622	$-	$18,336

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$382,926	$307,952	$366,470	$499,812	$757,834	$2,066,631	$1,653	$-	$4,383,278
Nonperforming	-	171	1,213	1,202	1,636	11,724	-	-	15,946
Total First Mortgage:	$382,926	$308,123	$367,683	$501,014	$759,470	$2,078,355	$1,653	$-	$4,399,224

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$99	$-	$-	$99
	$-	$-	$-	$-	$-	$99	$-	$-	$99

Home Equity Loans:
Risk rating
Performing	$17,600	$5,386	$7,138	$4,384	$5,328	$23,770	$-	$-	$63,606
Nonperforming	-	-	-	66	-	364	-	-	430
Total Home Equity Loans:	$17,600	$5,386	$7,138	$4,450	$5,328	$24,134	$-	$-	$64,036

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$1,718	$3,985	$1,471	$1,196	$1,504	$19,145	$432,926	$-	$461,945
Nonperforming	-	-	-	-	-	1,879	377	-	2,256
Total Home Equity Credit Lines:	$1,718	$3,985	$1,471	$1,196	$1,504	$21,024	$433,303	$-	$464,201

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Installments:
Risk rating
Performing	$3,089	$1,973	$3,191	$1,542	$257	$561	$892	$-	$11,505
Nonperforming	-	-	4	46	-	1	-	-	51
Total Installments	$3,089	$1,973	$3,195	$1,588	$257	$562	$892	$-	$11,556

Installments Loans:
Current-period Gross writeoffs	$9	$102	$17	$20	$27	$42	$-	$-	$217
	$9	$102	$17	$20	$27	$42	$-	$-	$217

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Consolidated Statements of Financial Condition.  Other real estate owned included $1.0 million and $1.0 million of commercial foreclosed properties, and $328 thousand and $358 thousand of residential foreclosed properties as of March 31, 2026 and December 31, 2025, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $9.0 million and $9.1 million as of March 31, 2026 and December 31, 2025, respectively.

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1	$-	$1,961	$1,962	$246,370	$248,332
Other	-	-	7	7	18,141	18,148
Real estate mortgage - 1 to 4 family:
First mortgages	3,138	1,269	7,237	11,644	2,808,625	2,820,269
Home equity loans	34	-	232	266	47,376	47,642
Home equity lines of credit	430	151	945	1,526	266,485	268,011
Installment	24	-	24	48	7,616	7,664

Total	$3,627	$1,420	$10,406	$15,453	$3,394,613	$3,410,066

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$49,848	$49,848
Other	-	-	-	-	435	435
Real estate mortgage - 1 to 4 family:
First mortgages	2,344	153	1,595	4,092	1,608,364	1,612,456
Home equity loans	-	-	-	-	17,544	17,544
Home equity lines of credit	290	-	187	477	196,399	196,876
Installment	23	18	-	41	2,912	2,953

Total	$2,657	$171	$1,782	$4,610	$1,875,502	$1,880,112

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$1	$-	$1,961	$1,962	$296,218	$298,180
Other	-	-	7	7	18,576	18,583
Real estate mortgage - 1 to 4 family:
First mortgages	5,482	1,422	8,832	15,736	4,416,989	4,432,725
Home equity loans	34	-	232	266	64,920	65,186
Home equity lines of credit	720	151	1,132	2,003	462,884	464,887
Installment	47	18	24	89	10,528	10,617

Total	$6,284	$1,591	$12,188	$20,063	$5,270,115	$5,290,178

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2025

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$1,984	$1,984	$243,815	$245,799
Other	-	-	7	7	17,834	17,841
Real estate mortgage - 1 to 4 family:
First mortgages	3,174	1,790	6,830	11,794	2,782,721	2,794,515
Home equity loans	50	-	266	316	46,105	46,421
Home equity lines of credit	370	176	1,158	1,704	263,356	265,060
Installment	5	32	7	44	8,453	8,497

Total	$3,599	$1,998	$10,252	$15,849	$3,362,284	$3,378,133

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$49,308	$49,308
Other	-	-	-	-	495	495
Real estate mortgage - 1 to 4 family:
First mortgages	1,683	978	2,149	4,810	1,599,899	1,604,709
Home equity loans	369	-	-	369	17,246	17,615
Home equity lines of credit	671	116	92	879	198,262	199,141
Installment	46	-	22	68	2,991	3,059

Total	$2,769	$1,094	$2,263	$6,126	$1,868,201	$1,874,327

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$1,984	$1,984	$293,123	$295,107
Other	-	-	7	7	18,329	18,336
Real estate mortgage - 1 to 4 family:
First mortgages	4,857	2,768	8,979	16,604	4,382,620	4,399,224
Home equity loans	419	-	266	685	63,351	64,036
Home equity lines of credit	1,041	292	1,250	2,583	461,618	464,201
Installment	51	32	29	112	11,444	11,556

Total	$6,368	$3,092	$12,515	$21,975	$5,230,485	$5,252,460

* Includes New York, New Jersey, Vermont and Massachusetts.

As of March 31, 2026, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual loans or loan modifications to borrowers experiencing financial difficulty.

Loans individually evaluated for impairment are residential non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications.  As of March 31, 2026 and December 31, 2025, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

Index
The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of March 31, 2026
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,961	$-	$1,961
Other	7	-	7
Real estate mortgage - 1 to 4 family:
First mortgages	12,966	3,787	16,753
Home equity loans	405	5	410
Home equity lines of credit	1,841	430	2,271
Installment	43	20	63
Total nonperforming loans	$17,223	$4,242	$21,465

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,983	$-	$1,983
Other	7	-	7
Real estate mortgage - 1 to 4 family:
First mortgages	12,241	3,705	15,946
Home equity loans	425	5	430
Home equity lines of credit	1,917	338	2,255
Installment	29	22	51
Total nonperforming loans	$16,602	$4,070	$20,672

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$1,961	$-	-
Other	7	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	15,313	1,440	-
Home equity loans	410	-	-
Home equity lines of credit	2,062	209	-
Installment	39	24	-
Total loans, net	$19,792	$1,673	-

	As of December 31, 2025
(dollars in thousands)	Non-accrual With	Non-accrual With	Loans Past Due
	No Allowance for	Allowance for	Over 89 Days
	Credit Loss	Credit Loss	Still Accruing
Commercial:
Commercial real estate	$1,983	$-	-
Other	7	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	14,324	1,622	-
Home equity loans	419	11	-
Home equity lines of credit	2,010	245	-
Installment	22	29	-
Total loans, net	$18,765	$1,907	-

The non-accrual balance of $1.7 million and $1.9 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of March 31, 2026 and December 31, 2025, respectively.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,133	49,652	209	52,994

Total ending allowance balance	$3,133	$49,652	$209	$52,994

Loans:
Individually evaluated for impairment	$2,059	$24,350	$39	$26,448
Collectively evaluated for impairment	314,704	4,938,448	10,578	5,263,730

Total ending loans balance	$316,763	$4,962,798	$10,617	$5,290,178

	As of December 31, 2025
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,081	48,895	229	52,205

Total ending allowance balance	$3,081	$48,895	$229	$52,205

Loans:
Individually evaluated for impairment	$2,083	$23,663	$22	$25,768
Collectively evaluated for impairment	311,360	4,903,798	11,534	5,226,692

Total ending loans balance	$313,443	$4,927,461	$11,556	$5,252,460

Index
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$2,052	$-	$-
Other	-	-	7
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	21,235	-	-
Home equity loans	501	-	-
Home equity lines of credit	2,614	-	-
Installment	-	-	39
Total	$26,402	$-	$46

	As of December 31, 2025
	Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$2,076	$-	$-
Other	-	-	7
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	20,591	-	-
Home equity loans	511	-	-
Home equity lines of credit	2,561	-	-
Installment	-	-	22
Total	$25,739	$-	$29

The Company has not committed to lend additional amounts to customers with outstanding loans that are on non-accrual or loan modifications to borrowers experiencing financial difficulty.  Interest income recognized on loans that are individually evaluated was not material during the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and 2025 loans individually evaluated included approximately $6.7 million and $7.1 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 and 13 bankruptcy loans.

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

Index
The following table presents the amortized cost basis of loans at March 31, 2026 and 2025 that were both experiencing financial difficulty and modified during the three months ended March 31, 2026 and 2025, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:

For the three months ended:

New York and other states*:	March 31, 2026		March 31, 2025
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	-	-	75	0.00%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	122	0.05%
Installment	-	-	-	-

Total	$-	-	$197	0.00%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	273	0.02%	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$273	0.01%	$-	-

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	273	0.01%	75	0.00%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	122	0.03%
Installment	-	-	-	-

Total	$273	0.01%	$197	0.00%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified during the last 12 months as of March 31, 2026 and 2025:

As of March 31, 2026

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	78	-	-	238	316
Home equity loans	-	-	-		-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$78	$-	$-	$238	$316

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-		-
Real estate mortgage - 1 to 4 family:
First mortgages	1,022	-	-	-	1,022
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$1,022	$-	$-	$-	$1,022

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,100	-	-	238	1,338
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$1,100	$-	$-	$238	$1,338

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
		As of March 31 2025

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	78	181	-	80	339
Home equity loans	106	-	-		106
Home equity lines of credit	303	-	122	-	425
Installment	-	-	-	-	-

Total	$487	$181	$122	$80	$870

Florida:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-		-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$-	$-	$-	$-	$-

		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	78	181	-	80	339
Home equity loans	106	-	-	-	106
Home equity lines of credit	303	-	122	-	425
Installment	-	-	-	-	-

Total	$487	$181	$122	$80	$870
* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended:

	March 31, 2026	March 31, 2025
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	-	24
Home equity loans	-	-
Home equity lines of credit	-	24
Installment	-	-

Total	-	48

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	-
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	7	-

	Weighted	Weighted
Total	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	24
Home equity loans	-	-
Home equity lines of credit	-	24
Installment	-	-

Total	7	48

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a loan modification was the borrower modifying their payment terms. There was one loan modification totaling $238 thousand for residential mortgages that defaulted during the three months ended March 31, 2026 which had been classified as a loan modification within the prior twelve months.  This loan that defaulted was a payment delay modification.  There were three loan modifications totaling $261 thousand for residential mortgages and one home equity line of credit loan totaling $122 thousand that defaulted during the three months ended March 31, 2025 which had been classified as a loan modification within the prior twelve months.  These loans that defaulted were all payment delay modifications.

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

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2026 and 2025.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2026 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$14,887	$-	$14,887	$-
State and political subdivisions	9	-	9	-
Mortgage backed securities and collateralized mortgage obligations - residential	205,209	-	205,209	-
Corporate bonds	69,137	-	69,137	-
Small Business Administration- guaranteed participation securities	10,796	-	10,796	-
Other securities	708	-	708	-

Total securities available for sale	$300,746	$-	$300,746	$-

	Fair Value Measurements at
	December 31, 2025 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$31,772	$-	$31,772	$-
State and political subdivisions	9	-	9	-
Mortgage backed securities and collateralized mortgage obligations - residential	206,290	-	206,290	-
Corporate bonds	59,932	-	59,932	-
Small Business Administration- guaranteed participation securities	11,710	-	11,710	-
Other securities	705	-	705	-

Total securities available for sale	$310,418	$-	$310,418	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2026 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,364	$-	$-	$1,364	Sales comparison approach	Adjustments for differences between comparable sales	0% - 58% (29%)
Individually evaluated loans:
Commercial	157	-	-	157	Sales comparison approach	Adjustments for differences between comparable sales	0% - 52% (26%)

	Fair Value Measurements at
	December 31, 2025 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,394	$-	$-	$1,394	Sales comparison approach	Adjustments for differences between comparable sales	0% - 58% (29%)
Individually evaluated loans:
Real estate mortgage - 1 to 4 family	86	-	-	86	Sales comparison approach	Adjustments for differences between comparable sales	0% - 52% (26%)

Other real estate owned, that is carried at fair value less costs to sell was approximately $1.4 million as of March 31, 2026 and consisted of residential and commercial real estate properties.  A valuation charge of $30 thousand is included in earnings for the three months ended March 31, 2026.

Of the total individually evaluated loans of $26.4 million as of March 31, 2026, there were commercial loans that were collateral dependent and were carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no individually analyzed reserves for these loans as of March 31, 2026. The carrying balances of these loans were $176 thousand and there were $19 thousand in charge-offs related to commercial loans included in the table above as of March 31, 2026.

Other real estate owned, which is carried at fair value less costs to sell, was approximately $1.4 million at December 31, 2025, and consisted of residential and commercial real estate properties.   A valuation charge of $547 thousand is included in earnings for the year ended December 31, 2025.

Of the total individually evaluated loans of $25.8 million at December 31, 2025, there were real estate mortgage loans that were collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no individually analyzed reserves for these loans at December 31, 2025.  The carrying balances of these loans were $185 thousand and there were $99 thousand in charge-offs related to real estate mortgage loans included in the table above as of December 31, 2025.

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at March 31, 2026 and December 31, 2025 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	March 31, 2026 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$768,108	$768,108	$-	$-	$768,108
Securities available for sale	300,746		300,746	-	300,746
Held to maturity securities	4,097	-	4,134	-	4,134
Federal Home Loan Bank stock	6,601	N/A	N/A	N/A	N/A
Net loans	5,237,184	-	-	4,865,671	4,865,671
Accrued interest receivable	14,684	789	1,531	12,363	14,683
Financial liabilities:
Demand deposits	811,637	811,637	-	-	811,637
Interest bearing deposits	4,840,716	2,591,599	2,242,398	-	4,833,997
Short-term borrowings	112,930	-	112,930	-	112,930
Accrued interest payable	3,781	141	3,640	-	3,781

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2025 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$730,427	$730,427	$-	$-	$730,427
Securities available for sale	310,418	-	310,418	-	310,418
Held to maturity securities	4,339	-	4,389	-	4,389
Federal Home Loan Bank stock	6,601	N/A	N/A	N/A	N/A
Net loans	5,200,255	-	-	4,803,366	4,803,366
Accrued interest receivable	13,828	325	1,266	12,237	13,828
Financial liabilities:
Demand deposits	814,908	814,908	-	-	814,908
Interest bearing deposits	4,742,509	2,604,094	2,132,833	-	4,736,927
Short-term borrowings	120,054	-	120,054	-	120,054
Accrued interest payable	3,646	159	3,487	-	3,646

Index
(7) Accumulated Other Comprehensive Income (Loss)

 The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended March 31, 2026
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	12/31/2025	Reclassifications	Income	3/31/2026	3/31/2026

Net unrealized holding loss on securities available for sale, net of tax	$(12,055)	$(1,266)	$-	$(1,266)	$(13,321)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	26,962	-	-	-	26,962
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(4,883)	-	(517)	(517)	(5,400)
Accumulated other comprehensive income (loss), net of tax	$10,024	$(1,266)	$(517)	$(1,783)	$8,241

	Three months ended March 31, 2025
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	income-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	12/31/2024	Reclassifications	Loss	3/31/2025	3/31/2025

Net unrealized holding gain on securities available for sale, net of tax	$(21,713)	$3,948	$-	$3,948	$(17,765)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(3,414)	-	(219)	(219)	(3,633)

Accumulated other comprehensive loss (income), net of tax	$(3,861)	$3,948	$(219)	$3,729	$(132)
The following table represents the reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

(dollars in thousands)	Three months ended
	March 31,
	2026	2025	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$701	$297	Salaries and employee benefits
Amortization of prior service cost	(3)	(3)	Salaries and employee benefits
Income tax benefit	(181)	(75)	Income taxes
Net of tax	517	219

Total reclassifications, net of tax	$517	$219

Index
(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income.  The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2026 and 2025. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended
	March 31,
	2026	2025
Non-interest income
Service Charges on Deposits
Overdraft fees	$681	$680
Other	598	532
Interchange Income	1,101	1,490
Wealth management fees	2,135	2,120
Other (a)	326	152

Total non-interest income	$4,841	$4,974

(a) Not within the scope of ASC 606.

A description of how the Company’s revenue are streams accounted for in accordance with ASC 606 is set forth below:

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of March 31, 2026, the Company did not have any leases with terms of twelve months or less.

As of March 31, 2026, the Company did not have any leases for which the construction had not yet started.   As of March 31, 2026, lease expiration dates ranged from 4 months to 18.5 years and have a weighted average remaining lease term of 8.2 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components, which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	March 31,
	2026	2025
Operating lease cost	$1,964	$2,006
Variable lease cost	585	632

Total Lease costs	$2,549	$2,638

(dollars in thousands)	Three months ended
	March 31,
	2026	2025
Supplemental cash flows information:
Cash paid for amounts included in the measurement of
lease liabilities:
Operating cash flows from operating leases	$2,076	$2,139

Right-of-use assets obtained in exchange for lease obligations:	1,312	-

Weighted average remaining lease term	8.2 years	8.2 years
Weighted average discount rate	3.39%	3.22%

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

(dollars in thousands)

Year ending
December 31,
2026(a)	$6,084
2027	7,000
2028	5,825
2029	4,452
2030	3,381
Thereafter	14,498
Total lease payments	$41,240
Less: Interest	5,320

Present value of lease liabilities	$35,920

(a) Excluding the three months ended March 31, 2026.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations.  Total lease payments from the Company to those entities, which are included in the table above, owed as of March 31, 2026, were $1.8 million, which includes interest in the amount of $158 thousand.

Index
(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action.  As of March 31, 2026, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well, capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of March 31, 2026 and December 31, 2025, the most recent regulatory guidance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of March 31, 2026 and December 31, 2025:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of March 31, 2026		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$530,666	8.250%	5.000%	4.000%
Common equity tier 1 capital	530,666	14.262	6.500	7.000
Tier 1 risk-based capital	530,666	14.262	8.000	8.500
Total risk-based capital	577,284	15.515	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$513,719	8.058%	5.000%	4.000%
Common equity tier 1 capital	513,719	13.981	6.500	7.000
Tier 1 risk-based capital	513,719	13.981	8.000	8.500
Total risk-based capital	559,750	15.234	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of March 31, 2026		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$662,125	10.290%	4.000%
Common equity tier 1 capital	662,125	17.790	7.000
Tier 1 risk-based capital	662,125	17.790	8.500
Total risk-based capital	708,755	19.043	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$676,012	10.601%	4.000%
Common equity Tier 1 capital	676,012	18.393	7.000
Tier 1 risk-based capital	676,012	18.393	8.500
Total risk-based capital	722,055	19.646	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The March 31, 2026 and December 31, 2025 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

(11) Segment Reporting

The Company’s reportable segment is determined by the Chief Executive Officer, who is designated the chief operating decision maker (CODM), based upon information provided about the Company’s products and services offered, primarily banking operations. Consolidated net income of the Company is the primary performance metric utilized by the CODM.  The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources.  All expenses associated with the Company’s banking operations are considered to be significant. Given the Company’s single reportable operating segment, assets associated with the Company’s banking operations are reflected on the Company’s consolidated statements of condition as “total assets” and the amounts of significant segment expenses are disclosed in the Company’s consolidated statements of income. The accounting policies for the Company’s banking operations are the same as the Company’s accounting policies disclosed herein.

Index
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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”, to improve the guidance in Topic 270, by clarifying interim disclosure requirements and the applicability of Topic 270. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB board focused on identifying the interim disclosures that are currently required under GAAP. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The FASB board expects these clarifications will enhance consistency in interim financial reporting in interim for all entities and considers the amendments to be necessary to reflect the development of interim reporting over time. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2027, for entities other than public business entities. Early adoption is permitted for all entities, and can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this update on its financial disclosures, but does not expect the adoption of this update to have a material impact on the consolidated financial statements.

Index

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York
Results of Review of Interim Financial Information
We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of March 31, 2026, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2026 and March 31, 2025, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial condition of the Company as of December 31, 2025, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of condition from which it has been derived.
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
May 8, 2026

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month period ended March 31, 2026, with comparisons to the corresponding period in 2025, as applicable.  The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026 (the “2025 Form 10-K”), should also be read in conjunction with this review.  Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation. These reclassifications have no effect on prior period net income or shareholders’ equity.  See “Cautionary Note Regarding Forward-Looking Statements” on page 5 of this report for a description of important factors that could cause actual results to differ from expected results.

Following this Management’s Discussion and Analysis is the table “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential,” which gives a detailed breakdown of TrustCo’s average interest earning assets and interest bearing liabilities for the three month periods ended March 31, 2026 and 2025.

Economic Overview
During the first quarter of 2026, financial markets started out strong to begin 2026, but declined by the end of the quarter driven by tensions in the Middle East, higher oil prices and labor market deterioration. As of the end of the first quarter of 2026, the S&P 500 Index was down 4.63%, Nasdaq was down 7.11%, and the Dow Jones Industrial Average was down 3.58% compared to December 31, 2025.  The 10‑year Treasury bond averaged 4.20% during Q1 2026 compared to 4.10% in Q4 2025, an increase of 10 basis points.  The 2‑year Treasury bond averaged 3.58% during Q1 2026 compared to 3.52% in Q4 2025, and the spread between the 10‑year and the 2-year Treasury bonds increased from 0.58% on average in Q4 2025 to 0.62% in Q1 2026.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer term rates.  During the first quarter of 2026 Federal Funds rate remained flat at a range of 3.50% to 3.75%.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q1/25	Beg of Q1	4.37	4.25	4.38	4.58	0.33
	Peak	4.37	4.40	4.61	4.79	0.41
	Trough	4.30	3.89	3.96	4.16	0.20
	End of Q1	4.32	3.89	3.96	4.23	0.34
	Average in Q1	4.34	4.15	4.25	4.45	0.30

Q2/25	Beg of Q2	4.32	3.89	3.96	4.23	0.34
	Peak	4.46	4.05	4.17	4.58	0.67
	Trough	4.28	3.60	3.72	4.01	0.29
	End of Q2	4.41	3.72	3.79	4.24	0.52
	Average in Q2	4.37	3.86	3.97	4.36	0.50

Q3/25	Beg of Q3	4.41	3.72	3.79	4.24	0.52
	Peak	4.42	3.95	4.05	4.50	0.65
	Trough	4.00	3.49	3.57	4.01	0.43
	End of Q3	4.02	3.60	3.74	4.16	0.56
	Average in Q3	4.26	3.72	3.80	4.26	0.54

Q4/25	Beg of Q4	4.02	3.60	3.74	4.16	0.56
	Peak	4.03	3.63	3.78	4.19	0.73
	Trough	3.62	3.41	3.55	3.97	0.49
	End of Q4	3.67	3.47	3.73	4.18	0.71
	Average in Q4	3.86	3.52	3.67	4.10	0.58

Q1/26	Beg of Q1	3.67	3.47	3.73	4.18	0.71
	Peak	3.74	3.96	4.08	4.44	0.74
	Trough	3.62	3.38	3.51	3.97	0.46
	End of Q1	3.70	3.79	3.92	4.30	0.51
	Average in Q1	3.69	3.58	3.77	4.20	0.62

The country has been experiencing economic uncertainty as markets continue to adjust to changes in tariff policies, Middle East tensions, increased oil prices and a volatile labor market. The Federal Open Market Committee (“FOMC”) lowered the Federal Funds target rate range to 3.50-3.75% in December 2025 and there was no change in the first quarter of 2026.

Index
Management believes that TrustCo’s long-term focus on traditional banking services and practices historically has enabled the Company to avoid significant impact from asset quality problems, and that the Company’s strong liquidity and solid capital positions have allowed the Company to continue to conduct business in a manner consistent with its past practice. While we continue to adhere to prudent underwriting standards, should general housing prices and other economic measures, such as unemployment in the Company’s market areas, deteriorate as a result of changes in interest rates, general economic instability, a potential or actual default on the federal debt or other reasons, the Company may experience an increase in the level of credit risk and in the amount of its classified and nonperforming loans.

Financial Overview
TrustCo recorded net income of $16.3 million, or $0.91 of diluted earnings per share, for the three months ended March 31, 2026, compared to net income of $14.3 million, or $0.75 of diluted earnings per share, in the same period in 2025.  Return on average assets was 1.02% and 0.93%, respectively, for the three months ended March 31, 2026 and 2025.  Return on average equity was 9.66% and 8.49%, respectively, for the three months ended March 31, 2026 and 2025.

The primary factors accounting for the change in net income for the three months ended March 31, 2026 compared to the same period of the prior year were:

•	An increase of $4.3 million, or 10.7%, in GAAP net interest income compared to the first quarter of 2025 primarily as a result of an increase in interest and fees on loans,

•	Partially offset by an increase of $650 thousand in provision for credit losses for the first quarter of 2026 compared to the first quarter 2025.

•	A decrease of $133 thousand in noninterest income for the first quarter of 2026 compared to the first quarter of 2025.

•	And an increase of $653 thousand in noninterest expense for the first quarter 2026 compared to the first quarter 2025.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

Index
TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the 2025 Form 10-K is a description of the effect that changes in interest rates had on the results for the year 2025 compared to 2024.  Many of the same market factors discussed in the 2025 Form 10-K continued to have an impact on results through the first quarter of 2026.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  During the first quarter of 2026 Federal Funds target rate remained flat at a range of 3.50% to 3.75%.

The interest rate on the 10-year Treasury bond and other long-term interest rates have significant influence on the rates for new residential real estate loans and longer term investments.  These changes in interest rates have an effect on the Company relative to the interest income on loans, securities, and Federal Funds Sold and other short-term instruments as well as the interest expense on deposits and borrowings.  Residential real estate loans and longer-term investments are most affected by the changes in longer-term market interest rates such as the 10‑year Treasury.  The Federal Funds Sold portfolio and other short‑term investments are affected primarily by changes in the Federal Funds target rate.  Deposit interest rates are most affected by short-term market interest rates.  Also, changes in interest rates have an effect on the recorded balance of the securities available-for-sale portfolio, which is recorded at fair value.  Generally, as market interest rates increase, the fair value of the securities will decrease and the reverse is also generally applicable.  Interest rates on new residential real estate loan originations are also influenced by the rates established by secondary market participants such as Freddie Mac and Fannie Mae.  The Company establishes rates that management determines are appropriate in light of the long-term nature of residential real estate loans while remaining competitive.  Higher market interest rates also generally increase the value of retail deposits.

TrustCo’s principal loan products are residential real estate loans.  Most of TrustCo’s residential real estate loans carry a fixed rate of interest. As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer-term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield was up 10 basis points, on average, during the first quarter of 2026 compared to the fourth quarter of 2025, and it was down 25 basis points as compared to the first quarter of 2025.

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

For the first quarter of 2026, the net interest margin was 2.84%, up 20 basis points versus the prior year’s first quarter.  The quarterly results reflect the following significant factors:

•
The average balance of securities available for sale decreased by $46.1 million and the average yield increased 32 basis points to 2.94%.  The increase in the average yield was not enough to offset the decrease in average balance, resulting in less interest income.

•
The average balance of Federal Funds sold and other short-term investments increased $56.3 million; however the average yield decreased 75 basis points to 3.70%. The increase in the average balance was not enough to offset the decrease in average yield, resulting in less interest income.

•
The average loan portfolio grew by $158.9 million to $5.27 billion and the average yield increased 19 basis points to 4.38% in the first quarter of 2026 compared to the same period in 2025.  Both the increase in the average balance and the average yield resulted in more interest and fee income on loans.

•
The average balance of interest bearing liabilities (primarily deposit accounts) increased $151.6 million and the average rate paid decreased 13 basis points to 1.79% in the first quarter of 2026 compared to the same period in 2025.  The decrease in the average rate paid was enough to offset the increase in the average balance, resulting in less interest expense.

During the first quarter of 2026, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates.  Management believes that the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

The strategy on the funding side of the balance sheet was to offer competitive core deposit products coupled with short term time accounts.  We believe that this strategy has sustained TrustCo’s strong liquidity position and continues to allow us to cross sell products to new and existing customer relationships and take advantage of opportunities as they arise.

Index
Earning Assets
Total average interest earning assets increased from $6.11 billion in the first quarter of 2025 to $6.27 billion in the same period of 2026 with an average yield of 4.23% in the first quarter of 2026 and 4.13% in the first quarter of 2025.  The mix of assets invested in securities available for sale decreased while Federal Funds sold and other short-term investments and loans increased over the prior year period.  Interest income on average earning assets increased $3.4 million in the first quarter of 2026 from the prior year period. This increase was primarily driven by an increase in interest income on loans due to higher interest rates on loan originations over the last year.

Loans
The average balance of loans was $5.27 billion in the first quarter of 2026 up from $5.11 billion in the comparable period in 2025.  The yield on loans increased 19 basis points to 4.38%.

Compared to the first quarter of 2025, the average balance of residential mortgage loans, commercial loans, and home equity loans all increased, while installment loans decreased.  The average balance of residential mortgage loans was $4.48 billion in 2026 compared to $4.39 billion in 2025, an increase of 2.1%.  The average yield on residential mortgage loans increased by 20 basis points to 4.09% in the first quarter of 2026 compared to 2025, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield.

TrustCo actively markets the residential loan products within its market territories.  Mortgage loan rates are affected by a number of factors including rates on Treasury securities, the Federal Funds target rate, and rates set by competitors and secondary market participants.  TrustCo aggressively markets the unique aspects of its loan products thereby attempting to create differentiation from other lenders.  These unique aspects include low closing costs, fast turn-around time on loan approvals, and no escrow or mortgage insurance requirements for qualified borrowers.  Assuming a continued decline in long-term interest rates, the Company would anticipate that the unique features of its loan products will continue to attract customers in the residential mortgage loan area.

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $17.1 million to an average balance of $315.1 million in the first quarter of 2026 compared to the same period in the prior year.  The average yield on this portfolio was flat at 5.59% compared to the prior year period.  The Company has remained selective in underwriting commercial loans in 2026 as the apparent risk/reward balance has been less favorable in some cases.

The average yield on home equity credit lines decreased 4 basis points to 6.26% during the first quarter of 2026 compared to the prior year period.  The average balances of home equity lines increased 12.3% to $464.8 million in the first quarter of 2026 as compared to the prior year.

Index
Securities Available for Sale
The average balance of the securities available for sale portfolio for the first quarter of 2026 was $323.9 million compared to $369.9 million for the comparable period in 2025.  The decrease in the balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases.  The average yield was 2.94% for the first quarter of 2026 compared to 2.62% for the first quarter of 2025.  The increase in average yield is a result of higher yields on bonds purchased as well as lower rate bonds maturing since the prior year quarter. This portfolio is primarily comprised of agency issued residential mortgage-backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income, net of tax.

The net unrealized loss in the available for sale securities portfolio was $17.9 million as of March 31, 2026 compared to a net unrealized loss of $16.2 million as of December 31, 2025.  The increase in the net unrealized losses in the portfolio is the result of the current interest rate environment.

Held to Maturity Securities
The average balance of held to maturity securities was $4.2 million for the first quarter of 2026 compared to $5.2 million in the first quarter of 2025.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.47% for the first quarter of 2026 compared to 4.34% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

The net unrealized gain in the held to maturity securities portfolio was $37 thousand as of March 31, 2026 compared to a net unrealized gain of $50 thousand as of December 31, 2025.  The decrease in the net unrealized gains in the portfolio is the result of changes in market interest rate levels.

As of March 31, 2026, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2026 first quarter average balance of Federal Funds sold and other short-term investments was $670.0 million, a $56.3 million increase from the $613.6 million average for the same period in 2025, primarily due to an increase in deposits and funds from maturing securities which have not yet been deployed.  The yield was 3.70% for the first quarter of 2026 and 4.45% for the comparable period in 2025.  Interest income from this portfolio decreased $627 thousand from the prior year period.  While the average balances increased year over year, the decreases in the Federal Funds target rate in 2025 resulted in a decrease in interest income over the same period in the prior year.

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

Index
Total average interest bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $118.3 million to $4.77 billion for the first quarter of 2026 versus the first quarter in the prior year, and the average rate paid decreased from 1.94% for 2025 to 1.80% for 2026.  Total interest expense on these deposits decreased $1.1 million to $21.1 million in the first quarter of 2026 compared to the year earlier period.  From the first quarter of 2025 to the first quarter of 2026, interest bearing checking account average balances were up 2.1%, certificates of deposit average balances were up 6.7%, non‑interest demand average balances were up 5.2%, average savings balances decreased 2.1% and money market balances were down 3.9%.  Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

As of March 31, 2026, the maturity of total time deposits was as follows:

(dollars in thousands)

Under 1 year	$2,059,017
1 to 2 years	188,437
2 to 3 years	1,097
3 to 4 years	387
4 to 5 years	159
Over 5 years	20
$2,249,117

As of March 31, 2026 and December 31, 2025, approximately $1.23 billion and $1.22 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Average short-term borrowings for the first quarter of 2026 were $116.5 million compared to $83.2 million in the same period in 2025.  The increase in the average balance from the prior year period is primarily a result of increases in customer balances.  The average rate increased to 1.40% in the first quarter of 2026 compared to 0.88% in the prior year quarter.  The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered deposits may be tested from time to time to ensure operational and market readiness.  As of March 31, 2026 the Company also has borrowing capacity of $967 million available with the FHLBNY and $539 thousand available with the FRBNY. The borrowings capacity is secured by the loans pledged by the Company. As of March 31, 2026 and 2025, the Company had no outstanding borrowings with the FHLBNY or the FRBNY.

Index
Net Interest Income
Net interest income was up $4.3 million from $40.4 million in the first quarter of 2025 to $44.7 million in the first quarter of 2026, driven by loan growth at higher interest rates and less interest expense on deposit products, partially offset by lower investment interest income and a decrease in interest on Federal Funds sold and other short-term investments.  The net interest spread was up 23 basis points to 2.44% in the first quarter of 2026 compared to the same period in 2025.  As previously noted, the net interest margin was up 20 basis points to 2.84% for the first quarter of 2026 compared to the same period in 2025.   Yields on earning assets increased in the first quarter of 2026 compared to the first quarter of 2025, and rates on interest-bearing liabilities decreased causing margin expansion. The Federal Reserve’s decision regarding whether to cut, raise or hold rates in upcoming meetings will have an effect on the Company’s ability to decrease deposit costs which should help margin in future quarters. During the first quarter of 2026, the Company was able to lower the rates offered on our time deposits while continuing to retain and grow that product.

Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of March 31, 2026:

Nonperforming loans and foreclosed real estate: Total NPLs were $21.5 million and $20.7 million as of  March 31, 2026 and December 31, 2025, respectively.  There were no loans as of March 31, 2026 and December 31, 2025 that were past due 90 days or more and still accruing interest.

As of March 31, 2026, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $21.5 million as of March 31, 2026, $19.4 million were residential real estate loans, $2.0 million were commercial loans and mortgages and $63 thousand were installment loans, compared to $18.6 million, $2.0 million and $51 thousand, respectively, at December 31, 2025.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $43 thousand on residential real estate loans (including home equity lines of credit) for the first quarter of 2026 as compared to net charge-offs of $41 thousand in the first quarter of 2025.  Management believes that these loans have been appropriately written down where required.

Ongoing portfolio management is intended to result in early identification and disengagement from deteriorating credits.  TrustCo has a diversified loan portfolio that includes a significant balance of residential mortgage loans to borrowers in the Capital Region of New York and Central Florida, and avoids concentrations to any one borrower or any single industry.  TrustCo has no advances to borrowers or projects located outside the U.S.  TrustCo continues to identify delinquent loans as quickly as possible and to move promptly to resolve problem loans.  Efforts to resolve delinquencies begin immediately after the payment grace period expires, with repeated, automatically generated notices, as well as personalized phone calls and letters.  Loans are placed in non-accrual status once they are 90 days past due, or earlier if management has determined that such classification is appropriate.  Once in non-accrual status, loans are either brought current and maintained current, at which point they may be returned to accrual status, or they proceed through the foreclosure process.  The collateral on non-accrual loans is evaluated periodically, and the loan value is written down if the collateral value is insufficient.

Index
The Company originates loans throughout its branch franchise area.  As of March 31, 2026, 64.5% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.5% were in Florida.  Those figures compare to 64.3% and 35.7%, respectively at December 31, 2025.

Economic conditions vary widely by geographic location.   As a percentage of the total nonperforming loans as of March 31, 2026, 19.8% were to Florida borrowers, compared to 80.2% to borrowers in New York and surrounding areas.  For the three months ended March 31, 2026, New York and surrounding areas experienced net recoveries of approximately $13 thousand, and Florida experienced net recoveries of $26 thousand.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of March 31, 2026, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications to borrowers experiencing financial difficulty.  There were $2.1 million of commercial mortgages and commercial loans classified as individually evaluated as of both March 31, 2026 and December 31, 2025.  There were $24.3 million and 23.7 million of individually evaluated residential loans as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025 the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

As of both March 31, 2026 and December 31, 2025 there was $1.4 million of other real estate owned.

Allowance for credit losses on loans: As of March 31, 2026, the Company utilized the Baseline scenario model of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the Baseline scenario, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions, and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the Baseline scenario utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

Index
In the first quarter of 2026, the Company recorded a provision for credit losses of $950 thousand, which is the result of a provision for credit losses on loans of $750 thousand, and provision for credit losses on unfunded commitments of $200 thousand. The increase in the ACLL during the first quarter of 2026 was primarily a result of loan growth and economic conditions.  The increase in the provision for credit losses on unfunded commitments is a result of an increase in unfunded loan commitments.

See Note 5 of the consolidated financial statements for additional discussion related to the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans as of March 31, 2026 and December 31, 2025 was as follows:

	As of		As of
(dollars in thousands)	March 31, 2026		December 31, 2025
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$2,840	5.43%	$2,786	5.40%
Real estate - construction	433	0.83%	411	0.80%
Real estate mortgage - 1 to 4 family	42,849	84.75%	42,143	84.75%
Home equity lines of credit	6,663	8.79%	6,636	8.84%
Installment Loans	209	0.20%	229	0.21%
	$52,994	100.00%	$52,205	100.00%

As of March 31, 2026, the allowance for credit losses on loans was $53.0 million, compared $52.2 million at December 31, 2025.  The allowance represents 1.00% of the loan portfolio as of March 31, 2026 and 0.99% as of December 31, 2025. The coverage ratio, or the allowance for credit losses on loans to NPLs, was 246.9% and 252.5% as of March 31, 2026 and December 31, 2025, respectively.  The ratio of non-performing loans to total loans was 0.41% and 0.39% as of March 31, 2026 and December 31, 2025, respectively.

Net recoveries for the three-month period ended March 31, 2026 were $39 thousand and $258 thousand for the prior year period.

During the first quarter of 2026, there were $19 thousand of commercial loan charge-offs, no residential loan charge-offs, and $26 thousand of consumer loan charge-offs compared with $4 thousand of commercial loan charge-offs, $80 thousand of residential loan charge-offs and $40 thousand of consumer loan charge-offs in the first quarter of 2025.  During the first quarter of 2026 there were $40 thousand of commercial loan recoveries, $43 thousand of residential mortgage loan recoveries, and $1 thousand of consumer loan recoveries, compared to $320 thousand of  commercial loan recoveries, $41 thousand for residential mortgage loan recoveries, and $21  thousand of consumer loan recoveries in the first quarter of 2025.

The following table presents the net charge-off ratio for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31:
	2026	2025
Commercial	-0.01%	-0.11%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	0.23%	0.15%
Total	0.00%	-0.01%

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

The Company uses an industry standard external model as the primary tool to identify, quantify and project changes in interest rates and their effect on loan prepayment speeds taken both from industry sources and internally generated data based upon historical trends in the Bank’s balance sheet.  Assumptions based on the historical behavior of deposit rates and balances in relation to changes in market interest rates are also incorporated into the model.  This model calculates an economic or fair value amount with respect to non-time deposit categories since these deposits are part of the core deposit products of the Company.  The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the fair value of capital or precisely predict the impact of fluctuations in interest rates on the fair value of capital.

Using this model, the fair value of capital projections as of March 31, 2026 are referenced below.  The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of March 31, 2026.  The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase or decrease by 100 bp, 200 bp, 300 bp and 400 bp.

Estimated Percentage of
Fair value of Capital to
As of March 31, 2026	Fair value of Assets
+400 BP	21.60%
+300 BP	22.10
+200 BP	22.40
+100 BP	24.00
Current rates	24.60
-100 BP	24.20
-200 BP	22.90
-300 BP	20.90

Index
Noninterest Income
Total noninterest income for the first quarter of 2026 and 2025 was $4.8 million and $5.0 million, respectively.  The decrease over the same period in the prior year was primarily related to a decrease of $389 thousand in interchange income, partially offset by an increase of $157 thousand in other income.  The fair value of assets under management was $1.3 billion as of March 31, 2026, $1.3 billion as of December 31, 2025 and $1.1 billion as of March 31, 2025.

Noninterest Expenses
Total noninterest expenses were $27.0 million for the three months ended March 31, 2026, compared to $26.3 million for the three months ended March 31, 2025, representing an increase of 2.5%.  Significant changes included increases in salaries and employee benefits, equipment expense, and other expenses, partially offset by a decrease in professional services.  Full time equivalent headcount was flat at 740 as of March 31, 2025 and 2026.

Income Taxes
In the first quarter of 2026, TrustCo recognized income tax expense of $5.3 million compared to $4.4 million for the first quarter of 2025.  The effective tax rates were 24.7% and 23.7%, respectively, for the first quarters of 2026 and 2025.

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

Total shareholders’ equity as of March 31, 2026 was $670.9 million compared to $686.6 million as of December 31, 2025.  TrustCo declared a dividend of $0.38 per share in the first quarter of 2026.  This results in a dividend payout ratio of 41.40% based on first quarter 2026 earnings of $16.3 million.

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

Index
The Bank and the Company reported the following capital ratios as of March 31, 2026 and December 31, 2025:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of March 31, 2026		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$530,666	8.250%	5.000%	4.000%
Common equity tier 1 capital	530,666	14.262	6.500	7.000
Tier 1 risk-based capital	530,666	14.262	8.000	8.500
Total risk-based capital	577,284	15.515	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$513,719	8.058%	5.000%	4.000%
Common equity tier 1 capital	513,719	13.981	6.500	7.000
Tier 1 risk-based capital	513,719	13.981	8.000	8.500
Total risk-based capital	559,750	15.234	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of March 31, 2026		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$662,125	10.290%	4.000%
Common equity tier 1 capital	662,125	17.790	7.000
Tier 1 risk-based capital	662,125	17.790	8.500
Total risk-based capital	708,755	19.043	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$676,012	10.601%	4.000%
Common equity Tier 1 capital	676,012	18.393	7.000
Tier 1 risk-based capital	676,012	18.393	8.500
Total risk-based capital	722,055	19.646	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The March 31, 2026 and December 31, 2025 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, as of March 31, 2026, Trustco’s consolidated equity to total assets ratio was 10.31% compared to 10.66% at December 31, 2025.

As of March 31, 2026, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current capital conservation buffer taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 4%, 7%, 8.5%, and 10.5% respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  As of March 31, 2026 and December 31, 2025, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 41.40% of net income for the first quarter of 2026 and 47.97% of net income for the first quarter of 2025.  The per-share dividend paid in the first quarter of 2026 and fourth quarter of 2025 was $0.38, and in the first quarter of 2025 it was $0.36. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company.  The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements.  The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment and stock purchase plan (DRSPP) with approximately 5,599 participants. The DRSPP allows participants to reinvest dividends in shares of the Company.  The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital.  To date, the discount feature has not been utilized.

Share Repurchase Program
On December 19, 2025, the Company’s Board authorized, and the Company announced, a share repurchase program of up to 2,000,000 shares, or approximately 11% of its then currently outstanding common stock. The program expires on December 31, 2026. During the three months ended March 31, 2026, the Company repurchased a total of 522,226 shares at an average price per share of $44.61 for a total of $23.3 million under its Board authorized share repurchase program.  As of March 31, 2026, the Company was authorized to repurchase up to an additional 1,477,774 shares of common stock under the share repurchase program.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, income taxes and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2025 Form 10-K other than what is set forth immediately below.

Index
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
Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $12.0 million in 2026 and $18.8 million in 2025.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	March 31, 2026			March 31, 2025

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$27,264	$149	2.19%	$74,680	$596	3.19%	$(447)	$(299)	$(148)

Mortgage backed securities and collateralized mortgage obligations-residential	220,628	1,469	2.64	239,509	1,483	2.46	(14)	(446)	432
State and political subdivisions	9	-	6.77	18	-	6.77	-	-	-
Corporate bonds	63,528	694	4.37	40,019	260	2.60	434	201	233
Small Business Administration-guaranteed participation securities	11,740	63	2.14	15,003	81	2.15	(18)	(18)	-
Other	707	8	4.53	699	7	4.01	1	-	1

Total securities available for sale	323,876	2,383	2.94	369,928	2,427	2.62	(44)	(562)	518

Federal funds sold and other short-term Investments	669,961	6,105	3.70	613,646	6,732	4.45	(627)	3,028	(3,655)

Held to maturity securities:

Mortgage backed securities and collateralized mortgage obligations-residential	4,215	47	4.47	5,233	57	4.34	(10)	(21)	11

Total held to maturity securities	4,215	47	4.47	5,233	57	4.34	(10)	(21)	11

Federal Reserve Bank and Federal Home Loan Bank stock	6,601	126	7.64	6,507	151	9.28	(25)	15	(40)

Commercial loans	315,065	4,405	5.59	297,926	4,165	5.59	240	239	1
Residential mortgage loans	4,478,837	45,767	4.09	4,385,646	42,614	3.89	3,153	919	2,234
Home equity lines of credit	464,778	7,173	6.26	413,981	6,435	6.30	738	1,046	(308)
Installment loans	10,741	220	8.31	12,967	236	7.37	(16)	(149)	133

Loans, net of unearned income	5,269,421	57,565	4.38	5,110,520	53,450	4.19	4,115	2,055	2,060

Total interest earning assets	6,274,074	66,226	4.23	6,105,834	62,817	4.13	3,409	4,515	(1,106)

Allowance for credit losses on loans	(52,583)			(50,475)
Cash & non-interest earning assets	222,763			201,154

Total assets	$6,444,254			$6,256,513

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,060,232	$533	0.20%	$1,038,218	$558	0.22%	(25)	66	(91)
Money market accounts	450,548	1,552	1.40	469,070	1,989	1.72	(437)	(76)	(361)
Savings	1,066,835	675	0.26	1,089,358	734	0.27	(59)	(15)	(44)
Time deposits	2,191,810	18,357	3.40	2,054,494	18,983	3.75	(626)	5,743	(6,369)

Total interest bearing deposits	4,769,425	21,117	1.80	4,651,140	22,264	1.94	(1,147)	5,718	(6,865)
Short-term borrowings	116,476	401	1.40	83,207	180	0.88	221	89	132

Total interest bearing liabilities	4,885,901	$21,518	1.79	4,734,347	$22,444	1.92	(926)	5,807	(6,733)

Demand deposits	801,238			761,800
Other liabilities	73,700			78,748
Shareholders’ equity	683,415			$681,618

Total liabilities and shareholders’ equity	$6,444,254			6,256,513

Net interest income		$44,708			$40,373		$4,335	$(1,292)	$5,627

Net interest spread			2.44%			2.21%

Net interest margin (net interest income to total interest earning assets)			2.84%			2.64%

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the 2025 Form 10-K, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three month periods ended March 31, 2026 and 2025 the Company continues to strive to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the first quarter of 2026, the Company had an average balance of Federal Funds sold and other short-term investments of $670.0 million compared to $613.6 million in the first quarter of 2025.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.”  Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation of those disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer of the Company concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

An investment in the Company involves risks, including the risks discussed in Item 1A. “Risk Factors” of the Company’s 2025 Form 10-K, which risk factors have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended March 31, 2026:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 1, 2026 through January 31, 2026	-	$-	-	2,000,000
February 1, 2026 through February 28, 2026	288,597	45.34	288,597	1,711,403
March 1, 2026 through March 30, 2026	233,629	43.71	233,629	1,477,774
Total	522,226	$44.61	522,226	1,477,774

(1)
On December 19, 2025, the Company’s Board authorized, and the Company announced, a share repurchase program of up to 2,000,000 shares, or approximately 11% of its then currently outstanding common stock. The program expires on December 31, 2026. During the three months ended March 31, 2026, the Company repurchased a total of 522,226 shares at an average price per share of $44.61 for a total of $23.3 million under its Board authorized share repurchase program.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Rule 13a-15(e)/15d-15(e) Certification of Robert J. McCormick, principal executive officer.

31(b)	Rule 13a-15(e)/15d-15(e) Certification of Michael M. Ozimek, principal financial officer.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

Index
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date:  May 8, 2026