Form 10-Q
period 2026-06-30
TRUSTCO BANK CORP N Y
filed 2026-08-10
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Common Stock	as of July 31, 2026
----------------------	----------------------
$1.00 Par Value	17,027,740

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

Index
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
•
instability in global economic conditions and geopolitical matters, (including the conflict involving the United States (“U.S.”), Israel and Iran), as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition;

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

Index
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

Index
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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Interest and dividend income:
Interest and fees on loans	$58,757	$54,557	$116,322	$108,007
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	111	614	260	1,210
Mortgage-backed securities and collateralized mortgage obligations - residential	1,486	1,613	2,955	3,096
Corporate bonds	776	210	1,470	470
Small Business Administration-guaranteed participation securities	59	75	122	156
Other securities	7	8	15	15
Total interest and dividends on securities available for sale	2,439	2,520	4,822	4,947

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations - residential	44	54	91	111
Total interest on held to maturity securities	44	54	91	111

Federal Home Loan Bank stock	123	129	249	280
Interest on federal funds sold and other short-term investments	6,344	7,212	12,449	13,944
Total interest income	67,707	64,472	133,933	127,289

Interest expense:
Interest on deposits:
Interest-bearing checking	551	536	1,084	1,094
Savings accounts	703	733	1,378	1,467
Money market deposit accounts	1,631	2,086	3,183	4,075
Time deposits	18,863	19,195	37,220	38,178
Interest on short-term borrowings	369	176	770	356
Total interest expense	22,117	22,726	43,635	45,170

Net interest income	45,590	41,746	90,298	82,119
Provision for credit losses	650	650	1,600	950
Net interest income after provision for credit losses	44,940	41,096	88,698	81,169

Noninterest income:
Trustco financial services income	1,980	1,818	4,115	3,938
Fees for services to customers	2,487	2,266	4,827	4,911
Net gains on equity securities	844	-	844	-
Other	601	768	967	977
Total noninterest income	5,912	4,852	10,753	9,826

Noninterest expenses:
Salaries and employee benefits	13,047	11,876	25,266	23,770
Net occupancy expense	4,381	4,518	8,923	9,072
Equipment expense	2,082	1,918	4,104	3,862
Professional services	1,968	1,886	3,494	3,612
Outsourced services	2,704	2,460	5,404	5,160
Advertising expense	586	304	980	665
FDIC and other insurance	1,101	1,136	2,254	2,324
Other real estate expense, net	112	522	162	550
Other	2,352	1,603	4,728	3,537
Total noninterest expenses	28,333	26,223	55,315	52,552

Income before taxes	22,519	19,725	44,136	38,443
Income taxes	5,554	4,686	10,886	9,129

Net income	$16,965	$15,039	$33,250	$29,314

Net income per share:
- Basic	$0.98	$0.79	$1.89	$1.54

- Diluted	$0.98	$0.79	$1.89	$1.54

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income	$16,965	$15,039	$33,250	$29,314

Net unrealized holding (loss) gain on securities available for sale	(982)	3,159	(2,685)	8,485
Tax effect	248	(823)	685	(2,201)

Net unrealized (loss) gain on securities available for sale, net of tax	(734)	2,336	(2,000)	6,284

Amortization of net actuarial gain	(733)	(737)	(1,434)	(1,034)
Amortization of prior service cost	3	4	6	7
Tax effect	190	192	371	267
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(540)	(541)	(1,057)	(760)

Other comprehensive (loss) income, net of tax	(1,274)	1,795	(3,057)	5,524
Comprehensive income	$15,691	$16,834	$30,193	$34,838

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS:

Cash and due from banks	$44,503	$50,569
Federal funds sold and other short term investments	652,136	679,858
Total cash and cash equivalents	696,639	730,427

Securities available for sale	303,241	310,418
Held to maturity securities ($3,867 and $4,389 fair value at June 30, 2026 and December 31, 2025, respectively)	3,842	4,339

Federal Home Loan Bank stock	6,756	6,601
Loans, net of deferred costs	5,377,235	5,252,460
Less:
Allowance for credit losses on loans	54,082	52,205
Net loans	5,323,153	5,200,255

Bank premises and equipment, net	42,273	40,707
Operating lease right-of-use assets	33,872	33,638
Other assets	115,137	114,315

Total assets	$6,524,913	$6,440,700

LIABILITIES:
Deposits:
Demand	$824,717	$814,908
Interest-bearing checking	1,089,746	1,077,141
Savings accounts	1,076,934	1,069,564
Money market deposit accounts	438,799	457,389
Time deposits	2,251,370	2,138,415
Total deposits	5,681,566	5,557,417

Short-term borrowings	108,382	120,054
Operating lease liabilities	36,361	36,391
Accrued expenses and other liabilities	42,595	40,249

Total liabilities	5,868,904	5,754,111

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized;
20,118,509 shares issued at both June 30, 2026 and December 31, 2025, 17,027,740 and 18,029,107 shares outstanding at June 30, 2026 and December 31, 2025, respectively	20,119	20,119
Surplus	261,283	260,333
Undivided profits	499,997	479,996
Accumulated other comprehensive income, net of tax	6,967	10,024
Treasury stock at cost - 3,090,769 and 2,089,402 shares at June 30, 2026 and December 31, 2025, respectively	(132,357)	(83,883)

Total shareholders’ equity	656,009	686,589

Total liabilities and shareholders’ equity	$6,524,913	$6,440,700

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share and per share data)

	Capital Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Beginning balance, January 1, 2025	$20,097	$258,874	$446,503	$(3,861)	$(45,270)	$676,343

Net income	-	-	14,275	-	-	14,275
Other comprehensive income, net of tax	-	-	-	3,729	-	3,729
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,847)	-	-	(6,847)

Ending balance, March 31, 2025	$20,097	$259,182	$453,931	$(132)	$(45,270)	$687,808

Net income	-	-	15,039	-	-	15,039
Other comprehensive income, net of tax	-	-	-	1,795	-	1,795
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,812)	-	-	(6,812)
Purchase of treasury stock 168,735 shares	-	-	-	-	(5,333)	(5,333)

Ending balance, June 30, 2025	$20,097	$259,490	$462,158	$1,663	$(50,603)	$692,805

Beginning balance, January 1, 2026	$20,119	$260,333	$479,996	$10,024	$(83,883)	$686,589

Net income	-	-	16,285	-	-	16,285
Other comprehensive loss, net of tax	-	-	-	(1,783)	-	(1,783)
Stock Based Compensation Expense	-	475	-	-	-	475
Purchase of treasury stock 522,226 shares	-	-	-	-	(23,905)	(23,905)
Cash dividend declared, $0.38 per share	-	-	(6,741)	-	-	(6,741)

Ending balance, March 31, 2026	$20,119	$260,808	$489,540	$8,241	$(107,788)	$670,920

Net Income	-	-	16,965	-	-	16,965
Other comprehensive loss, net of tax	-	-	-	(1,274)	-	(1,274)
Stock Based Compensation Expense	-	475	-	-	-	475
Purchase of treasury stock 479,141 shares	-	-	-	-	(24,569)	(24,569)
Cash dividend declared, $0.38 per share	-	-	(6,508)	-	-	(6,508)

Ending balance, June 30, 2026	$20,119	$261,283	$499,997	$6,967	$(132,357)	$656,009

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six months ended June 30,
	2026	2025

Cash flows from operating activities:
Net income	$33,250	$29,314

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,506	2,318
Amortization of right-of-use asset	3,291	3,335
Net gain on sale of other real estate owned	(3)	(40)
Writedown of other real estate owned	30	547
Provision for credit losses	1,600	950
Deferred tax expense	1,233	2,315
Net amortization of securities	366	477
Stock based compensation expense	950	616
Net gain on sale of bank premises and equipment	(20)	-
Net unrealized holding gain on equity securities	(844)	-
Decrease (Increase) in taxes receivable	3,143	(7,252)
Increase in interest receivable	(982)	(772)
(Decrease) increase in interest payable	(220)	448
Increase in other assets	(744)	(1,215)
Decrease in operating lease liabilities	(3,555)	(3,839)
(Decrease) increase in accrued expenses and other liabilities.…	(192)	1,130
Total adjustments	6,559	(982)
Net cash provided by operating activities	39,809	28,332

Cash flows from investing activities:

Proceeds from sales, paydowns and calls of securities available for sale	28,961	24,364
Proceeds from paydowns of held to maturity securities	484	512
Purchases of securities available for sale	(39,822)	(54,770)
Proceeds from maturities of securities available for sale	15,000	60,050
Purchases of Federal Home Loan Bank stock	(155)	(94)
Net increase in loans	(124,648)	(58,376)
Proceeds from dispositions of other real estate owned	133	531
Proceeds from dispositions of bank premises and equipment	74	-
Purchases of bank premises and equipment	(4,126)	(6,665)
Net cash used in investing activities	(124,099)	(34,448)

Cash flows from financing activities:

Net increase in deposits	124,149	99,331
Net change in short-term borrowings	(11,672)	(2,411)
Purchases of treasury stock	(48,474)	(5,333)
Dividends paid	(13,501)	(13,692)
Net cash provided by financing activities	50,502	77,895
Net (decrease) increase in cash and cash equivalents	(33,788)	71,779
Cash and cash equivalents at beginning of period	730,427	641,812
Cash and cash equivalents at end of period	$696,639	$713,591

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$43,855	$44,722
Income taxes paid	7,727	6,598
Other non cash items:
Decrease in dividends payable	(252)	(33)
Change in unrealized gain (loss) on securities available for sale-gross of deferred taxes	(2,685)	8,485
Change in deferred tax effect on unrealized (gain) loss on securities available for sale	685	(2,201)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(1,428)	(1,027)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	371	267

 See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and six months ended June 30, 2026 is not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and the cash flows for the six months ended June 30, 2026 and 2025.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s Year-End Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

The accounting policies of the Company, as applied in the Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three and six months ended June 30, 2026 and 2025 is as follows:

(in thousands, except per share data)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Net income	$16,965	$15,039	$33,250	$29,314
Weighted average common shares	17,304	18,965	17,557	18,992
Effect of Dilutive Securities:
Stock Options and Restricted Stock Units	82	29	73	27
Weighted average common shares including potential dilutive shares	17,386	18,994	17,630	19,019

Basic EPS	$0.98	$0.79	$1.89	$1.54

Diluted EPS	$0.98	$0.79	$1.89	$1.54

For both the three and six months ended June 30, 2026 there were no weighted average anti-dilutive stock options excluded from diluted earnings per share.  For both the three and six months ended June 30, 2025 there were approximately 8 thousand weighted average anti-dilutive stock options excluded from diluted earnings per share.  The stock options were anti-dilutive because the strike price is greater than the average fair value of the Company’s common stock.

Index
(3) Benefit Plans
The table below outlines the components of the Company's net periodic benefit recognized during the three and six months ended June 30, 2026 and 2025 for its pension and other post-retirement benefit plans:

	Three months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2026	2025	2026	2025

Service cost	$-	$-	$5	$4
Interest cost	293	304	90	87
Expected return on plan assets	(951)	(960)	(428)	(381)
Amortization of net actuarial gain	(381)	(461)	(352)	(276)
Amortization of prior service cost	-	-	3	4
Net periodic benefit	$(1,039)	$(1,117)	$(682)	$(562)

	Six months ended June 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2026	2025	2026	2025

Service cost	$-	$-	$10	$9
Interest cost	579	593	180	173
Expected return on plan assets	(1,903)	(1,723)	(856)	(762)
Amortization of net actuarial gain	(730)	(482)	(704)	(552)
Amortization of prior service cost	-	-	6	7
Net periodic benefit	$(2,054)	$(1,612)	$(1,364)	$(1,125)

The Company does not expect to contribute to its pension and post-retirement benefit plans in 2026.  As of June 30, 2026, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Debt Securities available for sale

The amortized cost and fair value of the debt securities available for sale are as follows:

	June 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$14,992	$-	$36	$14,956
State and political subdivisions	9	-	-	9
Mortgage backed securities and collateralized mortgage obligations - residential	220,584	275	17,258	203,601
Corporate bonds	74,974	11	1,181	73,804
Small Business Administration - guaranteed participation securities	10,906	-	753	10,153
Other	690	28	-	718
Total Securities Available for Sale	$322,155	$314	$19,228	$303,241

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government sponsored enterprises	$31,939	$18	$185	$31,772
State and political subdivisions	9	-	-	9
Mortgage backed securities and collateralized mortgage obligations - residential	221,611	543	15,864	206,290
Corporate bonds	59,972	99	139	59,932
Small Business Administration - guaranteed participation securities	12,427	-	717	11,710
Other	689	16	-	705

Total Securities Available for Sale	$326,647	$676	$16,905	$310,418

The following table categorizes the debt securities included in the available for sale portfolio as of June 30, 2026, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Debt securities not due at a single maturity date are presented separately:

	June 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value

Due in one year or less	$10,041	$10,037
Due after one year through five years	80,624	79,450
Mortgage backed securities and collateralized mortgage obligations - residential	220,584	203,601
Small Business Administration - guaranteed participation securities	10,906	10,153
	$322,155	$303,241

Index
Gross unrealized losses on debt securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2026
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$4,997	$3	$9,959	$33	$14,956	$36
Mortgage backed securities and collateralized mortgage obligations - residential	17,368	296	159,835	16,962	177,203	17,258
Corporate bonds	71,293	1,181	-	-	71,293	1,181
Small Business Administration - guaranteed participation securities	-	-	10,153	753	10,153	753

Total	$93,658	$1,480	$179,947	$17,748	$273,605	$19,228

	December 31, 2025
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss

U.S. government sponsored enterprises	$1,998	$2	$24,756	$183	$26,754	$185
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	178,551	15,864	178,551	15,864
Corporate bonds	34,842	139	-	-	34,842	139
Small Business Administration - guaranteed participation securities	-	-	11,710	717	11,710	717

Total	$36,840	$141	$215,017	$16,764	$251,857	$16,905

There were no allowance for credit losses recorded for debt securities available for sale during the three and six months ended June 30, 2026 and 2025.

Index
The proceeds from sales, calls, and maturities of debt securities available for sale, and related gross realized gains and gross realized losses from sales and calls during the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,
(dollars in thousands)	2026	2025

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	11,088	10,641
Proceeds from maturities	-	25,050
Gross realized gains	-	-
Gross realized losses	-	-

	Six months ended June 30,
	2026	2025
(dollars in thousands)

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	28,961	24,364
Proceeds from maturities	15,000	60,050
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of debt securities available for sale during the three and six months ended June 30, 2026 and 2025.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	June 30, 2026
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$3,842	$71	$46	$3,867
Total held to maturity	$3,842	$71	$46	$3,867

	December 31, 2025
(dollars in thousands)	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Mortgage backed securities and collateralized mortgage obligations - residential	$4,339	$90	$40	$4,389
Total held to maturity	$4,339	$90	$40	$4,389

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of June 30, 2026, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Debt securities not due at a single maturity date are presented separately:

	June 30, 2026
(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$3,842	$3,867
	$3,842	$3,867

All held to maturity securities are held at amortized cost on the financial statements.

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	June 30, 2026
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$114	$2	$1,202	$44	$1,316	$46

Total	$114	$2	$1,202	$44	$1,316	$46

	December 31, 2025
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss	Fair Value	Gross Unrec. Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$123	$-	$1,485	$40	$1,608	$40

Total	$123	$-	$1,485	$40	$1,608	$40

There were no sales or transfers of held to maturity securities during the three and six months ended June 30, 2026 and 2025.

There was no allowance for credit losses recorded for held to maturity securities during the three and six months ended June 30, 2026.  There were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

Index
(c) Equity Securities

During the second quarter of 2026, TrustCo recognized an $844 thousand unrealized gain on equity securities resulting from the conversion of Visa Class B-2 shares into a combination of Visa Class B‑3 and Visa Class C shares and the fair-value recognition of the Class C shares received. The Company had not sold the resulting Class C shares as of June 30, 2026 and the value of the shares are recorded in other assets on the Consolidated Statements of Financial Condition. The Company originally obtained the Visa Class B shares in 2008.

(d) Securities in an unrealized loss position

As of June 30, 2026, the Company’s securities portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:

In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value was attributable to changes in interest rates rather than credit deterioration. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell them before recovery of their amortized cost. The securities remain investment grade, and no material credit downgrades occurred during the second quarter of 2026. As of June 30, 2026, three out of three securities were in an unrealized loss position.  All securities are performing.

Mortgage-backed securities and collateralized mortgage obligations – residential:

As of June 30, 2026, all mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  The decline in fair value was attributable to changes in interest rates rather than credit deterioration. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell them before recovery of their amortized cost. The securities remain investment grade, and no material credit downgrades occurred during the second quarter of 2026.  As of June 30, 2026, 115 out of 124 securities were in an unrealized loss position.  All securities are performing.

Small Business Administration (SBA) - guaranteed participation securities:

As of June 30, 2026, all of the SBA securities held by the Company were issued and guaranteed by the U.S. Small Business Administration.  The decline in fair value was attributable to changes in interest rates rather than credit deterioration. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell them before recovery of their amortized cost. The securities remain investment grade, and no material credit downgrades occurred during the second quarter of 2026. As of June 30, 2026, eight out of eight securities were in an unrealized loss position. All securities are performing.

Index
Corporate Bonds:

As of June 30, 2026, corporate bonds held by the Company are investment grade quality. The decline in fair value was attributable to changes in interest rates rather than credit deterioration. The Company does not intend to sell these securities and believes it is not more likely than not that it will be required to sell them before recovery of their amortized cost. The securities remain investment grade, and no material credit downgrades occurred during the second quarter of 2026. As of June 30, 2026, 11 out of 12 securities were in an unrealized loss position. All securities are performing.

(5) Loan Portfolio and Allowance for Credit Losses

The following tables present loans by portfolio segment:
	June 30, 2026
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$255,042	$50,311	$305,353
Other	17,086	-	17,086
Real estate mortgage - 1 to 4 family:
First mortgages	2,859,864	1,634,615	4,494,479
Home equity loans	47,904	18,334	66,238
Home equity lines of credit	281,989	202,208	484,197
Installment	7,265	2,617	9,882
Total loans, net	$3,469,150	$1,908,085	5,377,235
Less: Allowance for credit losses on loans			54,082
Net loans			$5,323,153

*Includes New York, New Jersey, Vermont and Massachusetts.

	December 31, 2025
(dollars in thousands)	New York and other states*	Florida	Total
Commercial:
Commercial real estate	$245,799	$49,308	$295,107
Other	17,841	495	18,336
Real estate mortgage - 1 to 4 family:
First mortgages	2,794,515	1,604,709	4,399,224
Home equity loans	46,421	17,615	64,036
Home equity lines of credit	265,060	199,141	464,201
Installment	8,497	3,059	11,556
Total loans, net	$3,378,133	$1,874,327	5,252,460
Less: Allowance for credit losses on loans			52,205
Net loans			$5,200,255

*Includes New York, New Jersey, Vermont and Massachusetts.

Index
At June 30, 2026 and December 31, 2025, the Company had approximately $45.7 million and $41.9 million of real estate construction loans, respectively.  Of the $45.7 million in real estate construction loans at June 30, 2026, approximately $14.5 million are secured by first mortgages to residential borrowers while approximately $31.2 million are to commercial borrowers for residential construction projects.  Of the $41.9 million in real estate construction loans at December 31, 2025, approximately $11.9 million were secured by first mortgages to residential borrowers while approximately $30.0 million were to commercial borrowers for residential construction projects. The vast majority of construction loans were in the Company’s New York market.

Allowance for credit losses on loans

The allowance for credit losses on loans (“ACLL”) reflects management's estimate of expected credit losses over the life of the loan portfolio. The ACLL level is influenced by past events and current conditions, as well as reasonable and supportable forecasts of future economic scenarios. The ACLL level is updated quarterly based on the latest available information and assumptions. During the quarter ended June 30, 2026, the Company enhanced the ACLL calculation as follows:

•	The Company updated its prepayment and curtailment assumptions based on recent experience within its portfolio.

The following assumptions and other inputs continue to be applied in the Company’s methodology:

•	Use a Discounted Cash Flow Methodology using the probability of default and loss given default approach, and continues to utilize peer data.
•	Use a reasonable and supportable forecast period, which is based on a Moody's Baseline Scenario for four quarters.
•	Use of reversion period, which is the period after the forecast period when the ACLL factors revert to historical averages, using a four-quarter straight line reversion.
•
Use of qualitative considerations, which are adjustments to the ACLL quantitative reserves to account for changes in various internal and external factors that affect the credit quality of the loan portfolio. The qualitative considerations are allocated utilizing a weighted scorecard framework. The qualitative factors utilized continued to be based on regulatory (interagency) guidelines.

The enhancement did not have a material impact on the Company’s financial statements.

The Company recorded a provision for credit losses of $650 thousand for the three months ended June 30, 2026, which is the result of a provision for credit losses on loans of $1.0 million and a $350 thousand benefit for credit losses on unfunded commitments during the three months ended June 30, 2026.  The Company recorded a provision for credit losses of $1.6 million for the six months ended June 30, 2026, which is the result of a provision for credit losses on loans of $1.75 million and a $150 thousand benefit for credit losses on unfunded commitments during the six months ended June 30, 2026.

Index
Activity in the allowance for credit losses on loans by portfolio segment for the three months ended June 30, 2026 and 2025 is summarized as follows:

	For the three months ended June 30, 2026
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,133	$49,652	$209	$52,994
Loans charged off:
New York and other states*	-	-	8	8
Florida	-	-	5	5
Total loan chargeoffs	-	-	13	13

Recoveries of loans previously charged off:
New York and other states*	-	72	29	101
Florida	-	-	-	-
Total recoveries	-	72	29	101
Net loan (recoveries) charged off	-	(72)	(16)	(88)
Provision (credit) for credit losses	246	831	(77)	1,000
Balance at end of period	$3,379	$50,555	$148	$54,082

* Includes New York, New Jersey, Vermont and Massachusetts.

	For the three months ended June 30, 2025
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,023	47,307	276	50,606
Loans charged off:
New York and other states*	-	17	22	39
Florida	-	-	94	94
Total loan chargeoffs	-	17	116	133

Recoveries of loans previously charged off:
New York and other states*	-	138	4	142
Florida	-	-	-	-
Total recoveries	-	138	4	142
Net loan (recoveries) charged off	-	(121)	112	(9)
Provision for credit losses	111	449	90	650
Balance at end of period	$3,134	47,877	254	51,265

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
Activity in the allowance for credit losses on loans by portfolio segment for the six months ended June 30, 2026 and 2025 is summarized as follows:

	For the six months ended June 30, 2026
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,081	$48,895	$229	$52,205
Loans charged off:
New York and other states*	19	-	20	39
Florida	-	-	19	19
Total loan chargeoffs	19	-	39	58

Recoveries of loans previously charged off:
New York and other states*	-	115	30	145
Florida	40	-	-	40
Total recoveries	40	115	30	185
Net loans (recoveries) charged off	(21)	(115)	9	(127)
Provision (credit) for credit losses	277	1,545	(72)	1,750
Balance at end of period	$3,379	$50,555	$148	$54,082

* Includes New York, New Jersey, Vermont and Massachusetts.

	For the six months ended June 30, 2025
(dollars in thousands)	Commercial	Real Estate Mortgage- 1 to 4 Family	Installment	Total
Balance at beginning of period	$3,420	46,636	192	50,248
Loans charged off:
New York and other states*	4	99	47	150
Florida	-	-	109	109
Total loan chargeoffs	4	99	156	259

Recoveries of loans previously charged off:
New York and other states*	7	179	25	211
Florida	315	-	-	315
Total recoveries	322	179	25	526
Net loan (recoveries) charged off	(318)	(80)	131	(267)
(Credit) provision for credit losses	(604)	1,161	193	750
Balance at end of period	$3,134	47,877	254	51,265

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,379	50,555	148	54,082

Total ending allowance balance	$3,379	$50,555	$148	$54,082

Loans:
Individually evaluated for impairment	$2,054	$24,885	$47	$26,986
Collectively evaluated for impairment	320,385	5,020,029	9,835	5,350,249

Total ending loans balance	$322,439	$5,044,914	$9,882	$5,377,235

	As of December 31, 2025
(dollars in thousands)	Commercial Loans	1-to-4 Family Residential Real Estate	Installment Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,081	48,895	229	52,205

Total ending allowance balance	$3,081	$48,895	$229	$52,205

Loans:
Individually evaluated for impairment	$2,083	$23,663	$22	$25,768
Collectively evaluated for impairment	311,360	4,903,798	11,534	5,226,692

Total ending loans balance	$313,443	$4,927,461	$11,556	$5,252,460

The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (included within the accrued expenses and other liabilities line item within the Consolidated Statement of Financial Condition) with adjustments to the reserve recognized in provision for credit losses in the Consolidated Statements of Income.

Index
The Company’s activity in the allowance for credit losses on unfunded commitments for the three and six months ended June 30, 2026 and 2025 were as follows:

(In thousands)	For the three months ended June 30, 2026
Balance at April 1, 2026	$2,062
Benefit for credit losses	(350)
Balance at June 30, 2026	$1,712

(In thousands)	For the six months ended June 30, 2026
Balance at January 1, 2026	$1,862
Benefit for credit losses	(150)
Balance at June 30, 2026	$1,712

(In thousands)	For the three months ended June 30, 2025
Balance at April 1, 2025	$1,962
Provision for credit losses	-
Balance at June 30, 2025	$1,962

(In thousands)	For the six months ended June 30, 2025
Balance at January 1, 2025	$1,762
Provision for credit losses	200
Balance at June 30, 2025	$1,962

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of June 30, 2026 and December 31, 2025 is also included in the aging of the past due loans table.  Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index
As of June 30, 2026 and December 31, 2025 based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs for each loan type by origination year was as follows:

Loan Credit Quality

(in thousands)	As of June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$25,224	$47,801	$44,085	$46,802	$62,745	$71,472	$4,306	$-	$302,435
Special Mention	-	-	-	-	578	-	-	-	578
Substandard	-	-	890	-	968	482	-	-	2,340
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Loans	$25,224	$47,801	$44,975	$46,802	$64,291	$71,954	$4,306	$-	$305,353

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$19	$-	$-	$-	$19
	$-	$-	$-	$-	$19	$-	$-	$-	$19

Commercial Other:
Risk rating
Pass	$1,293	$3,898	$1,157	$5,537	$1,084	$644	$3,428	$-	$17,041
Special mention	-	-	-	45	-	-	-	-	45
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$1,293	$3,898	$1,157	$5,582	$1,084	$644	$3,428	$-	$17,086

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$269,531	$379,682	$288,023	$347,958	$484,828	$2,705,809	$1,638	$-	$4,477,469
Nonperforming	-	-	721	2,059	1,510	12,720	-	-	17,010
Total First Mortgage:	$269,531	$379,682	$288,744	$350,017	$486,338	$2,718,529	$1,638	$-	$4,494,479

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Loans:
Risk rating
Performing	$7,785	$15,822	$4,903	$6,536	$3,989	$26,798	$-	$-	$65,833
Nonperforming	-	-	-	-	66	339	-	-	405
Total Home Equity Loans:	$7,785	$15,822	$4,903	$6,536	$4,055	$27,137	$-	$-	$66,238

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines of Credit:
Risk rating
Performing	$1,001	$1,802	$2,867	$714	$1,369	$27,757	$446,367	$-	$481,877
Nonperforming	-	-	187	130	-	1,822	181	-	2,320
Total Home Equity Credit Lines:	$1,001	$1,802	$3,054	$844	$1,369	$29,579	$446,548	$-	$484,197

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Installments:
Risk rating
Performing	$978	$2,591	$1,472	$2,179	$1,052	$676	$881	$-	$9,829
Nonperforming	-	25	-	-	26	2	-	-	53
Total Installments	$978	$2,616	$1,472	$2,179	$1,078	$678	$881	$-	$9,882

Installments Loans:
Current-period Gross writeoffs	$-	$4	$1	$18	$9	$7	$-	$-	$39
	$-	$4	$1	$18	$9	$7	$-	$-	$39

Index
Loan Credit Quality

(in thousands)	As of December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$47,620	$47,818	$49,673	$65,902	$21,050	$55,543	$4,694	$-	$292,300
Special Mention	-	-	-	237	-	-	-	-	237
Substandard	-	890	-	990	-	690	-	-	2,570
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Loans	$47,620	$48,708	$49,673	$67,129	$21,050	$56,233	$4,694	$-	$295,107

Commercial Loans:	$-	$-	$-	$-	$4	$-	$-	$-	$4
Current-period Gross writeoffs	$-	$-	$-	$-	$4	$-	$-	$-	$4

Commercial Other:
Risk rating
Pass	$4,453	$1,322	$6,346	$1,228	$136	$1,218	$3,538	$-	$18,241
Special mention	-	-	-	-	-	-	45	-	45
Substandard	-	10	-	-	1	-	39	-	50
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$4,453	$1,332	$6,346	$1,228	$137	$1,218	$3,622	$-	$18,336

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$382,926	$307,952	$366,470	$499,812	$757,834	$2,066,631	$1,653	$-	$4,383,278
Nonperforming	-	171	1,213	1,202	1,636	11,724	-	-	15,946
Total First Mortgage:	$382,926	$308,123	$367,683	$501,014	$759,470	$2,078,355	$1,653	$-	$4,399,224

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$99	$-	$-	$99
	$-	$-	$-	$-	$-	$99	$-	$-	$99

Home Equity Loans:
Risk rating
Performing	$17,600	$5,386	$7,138	$4,384	$5,328	$23,770	$-	$-	$63,606
Nonperforming	-	-	-	66	-	364	-	-	430
Total Home Equity Loans:	$17,600	$5,386	$7,138	$4,450	$5,328	$24,134	$-	$-	$64,036

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$1,718	$3,985	$1,471	$1,196	$1,504	$19,145	$432,926	$-	$461,945
Nonperforming	-	-	-	-	-	1,879	377	-	2,256
Total Home Equity Credit Lines:	$1,718	$3,985	$1,471	$1,196	$1,504	$21,024	$433,303	$-	$464,201

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Installments:
Risk rating
Performing	$3,089	$1,973	$3,191	$1,542	$257	$561	$892	$-	$11,505
Nonperforming	-	-	4	46	-	1	-	-	51
Total Installments	$3,089	$1,973	$3,195	$1,588	$257	$562	$892	$-	$11,556

Installments Loans:
Current-period Gross writeoffs	$9	$102	$17	$20	$27	$42	$-	$-	$217
	$9	$102	$17	$20	$27	$42	$-	$-	$217

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026

New York and other states*:	30-59	60-89	90	+	Total
(dollars in thousands)	Days Past Due	Days Past Due	Days Past Due		30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$637	$-	$1,958		$2,595	$252,447	$255,042
Other	-	-	6		6	17,080	17,086
Real estate mortgage - 1 to 4 family:
First mortgages	3,108	1,701	7,337		12,146	2,847,718	2,859,864
Home equity loans	-	-	232		232	47,672	47,904
Home equity lines of credit	438	8	1,089		1,535	280,454	281,989
Installment	3	2	26		31	7,234	7,265

Total	$4,186	$1,711	$10,648		$16,545	$3,452,605	$3,469,150

Florida:	30-59	60-89	90	+	Total
(dollars in thousands)	Days Past Due	Days Past Due	Days Past Due		30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$64	$-	$-		$64	$50,247	$50,311
Other	-	-	-		-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	2,224	910	1,229		4,363	1,630,252	1,634,615
Home equity loans	-	15	-		15	18,319	18,334
Home equity lines of credit	235	150	247		632	201,576	202,208
Installment	15	-	-		15	2,602	2,617

Total	$2,538	$1,075	$1,476		$5,089	$1,902,996	$1,908,085

Total:	30-59	60-89	90	+	Total
(dollars in thousands)	Days Past Due	Days Past Due	Days Past Due		30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$701	$-	$1,958		$2,659	$302,694	$305,353
Other	-	-	6		6	17,080	17,086
Real estate mortgage - 1 to 4 family:
First mortgages	5,332	2,611	8,566		16,509	4,477,970	4,494,479
Home equity loans	-	15	232		247	65,991	66,238
Home equity lines of credit	673	158	1,336		2,167	482,030	484,197
Installment	18	2	26		46	9,836	9,882

Total	$6,724	$2,786	$12,124		$21,634	$5,355,601	$5,377,235

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2025

New York and other states*:	30-59	60-89	90	+	Total
(dollars in thousands)	Days Past Due	Days Past Due	Days Past Due		30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	$-	$1,984		$1,984	$243,815	$245,799
Other	-	-	7		7	17,834	17,841
Real estate mortgage - 1 to 4 family:
First mortgages	3,174	1,790	6,830		11,794	2,782,721	2,794,515
Home equity loans	50	-	266		316	46,105	46,421
Home equity lines of credit	370	176	1,158		1,704	263,356	265,060
Installment	5	32	7		44	8,453	8,497

Total	$3,599	$1,998	$10,252		$15,849	$3,362,284	$3,378,133

Florida:	30-59	60-89	90	+	Total
(dollars in thousands)	Days Past Due	Days Past Due	Days Past Due		30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	$-	$-		$-	$49,308	$49,308
Other	-	-	-		-	495	495
Real estate mortgage - 1 to 4 family:
First mortgages	1,683	978	2,149		4,810	1,599,899	1,604,709
Home equity loans	369	-	-		369	17,246	17,615
Home equity lines of credit	671	116	92		879	198,262	199,141
Installment	46	-	22		68	2,991	3,059

Total	$2,769	$1,094	$2,263		$6,126	$1,868,201	$1,874,327

Total:	30-59	60-89	90	+	Total
(dollars in thousands)	Days Past Due	Days Past Due	Days Past Due		30+ days Past Due	Current	Total Loans

Commercial:
Commercial real estate	$-	$-	$1,984		$1,984	$293,123	$295,107
Other	-	-	7		7	18,329	18,336
Real estate mortgage - 1 to 4 family:
First mortgages	4,857	2,768	8,979		16,604	4,382,620	4,399,224
Home equity loans	419	-	266		685	63,351	64,036
Home equity lines of credit	1,041	292	1,250		2,583	461,618	464,201
Installment	51	32	29		112	11,444	11,556

Total	$6,368	$3,092	$12,515		$21,975	$5,230,485	$5,252,460

* Includes New York, New Jersey, Vermont and Massachusetts.

At June 30, 2026 and December 31, 2025, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual loans or loan modifications to borrowers experiencing financial difficulty.

Index
The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Consolidated Statements of Financial Condition.  As of June 30, 2026 other real estate owned included $1.2 million of commercial and residential foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $9.1 million as of June 30, 2026.  As of December 31, 2025 other real estate owned included $1.4 million of residential and commercial foreclosed properties.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $9.1 million as of December 31, 2025.

Loans individually evaluated for impairment are non-accrual residential loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications. As of June 30, 2026 and December 31, 2025, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of June 30, 2026
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,958	$-	$1,958
Other	6	-	6
Real estate mortgage - 1 to 4 family:
First mortgages	13,059	3,951	17,010
Home equity loans	401	4	405
Home equity lines of credit	1,883	437	2,320
Installment	37	16	53
Total nonperforming loans	$17,344	$4,408	$21,752

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2025
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,983	$-	$1,983
Other	7	-	7
Real estate mortgage - 1 to 4 family:
First mortgages	12,241	3,705	15,946
Home equity loans	425	5	430
Home equity lines of credit	1,917	338	2,255
Installment	29	22	51
Total nonperforming loans	$16,602	$4,070	$20,672

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Commercial:
Commercial real estate	$1,958	$-	-
Other	6	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	15,900	1,110	-
Home equity loans	405	-	-
Home equity lines of credit	2,208	112	-
Installment	50	3	-
Total	$20,527	$1,225	-

	As of December 31, 2025
(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Commercial:
Commercial real estate	$1,983	$-	-
Other	7	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	14,324	1,622	-
Home equity loans	419	11	-
Home equity lines of credit	2,010	245	-
Installment	22	29	-
Total	$18,765	$1,907	-

The non-accrual balance of $1.2 million and $1.9 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of June 30, 2026 and December 31, 2025, respectively.

Index
A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026 Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$2,048	$-	$-
Other	-	-	6
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	21,646	-	-
Home equity loans	496	-	-
Home equity lines of credit	2,743	-	-
Installment	-	-	47
Total	$26,933	$-	$53

	As of December 31, 2025 Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$2,076	$-	$-
Other	-	-	7
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	20,591	-	-
Home equity loans	511	-	-
Home equity lines of credit	2,561	-	-
Installment	-	-	22
Total	$25,739	$-	$29

The Company has not committed to lend additional amounts to customers with outstanding loans that are on non-accrual or loan modifications to borrowers experiencing financial difficulty.  Interest income recognized on loans that are individually evaluated was not material during the three and six months ended June 30, 2026 and 2025.

Index
As of June 30, 2026 and December 31, 2025 loans individually evaluated included approximately $6.4 million and $7.0 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 and 13 bankruptcy loans.

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

Index

The following table presents the amortized cost basis of loans at June 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2026 and 2025, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

For the three months ended:

New York and other states*:	June 30, 2026		June 30, 2025
(dollars in thousands)	Payment Delay	% of Total Class of Loans	Payment Delay	% of Total Class of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	803	0.03%	319	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$803	0.02%	$319	0.00%

Florida:
(dollars in thousands)	Payment Delay	% of Total Class of Loans	Payment Delay	% of Total Class of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	-	-	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$-	-	$-	-

Total
(dollars in thousands)	Payment Delay	% of Total Class of Loans	Payment Delay	% of Total Class of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	803	0.02%	319	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$803	0.01%	$319	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the six months ended:

New York and other states*:	June 30, 2026		June 30, 2025
(dollars in thousands)	Payment Delay	% of Total Class of Loans	Payment Delay	% of Total Class of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-	-	-
First mortgages	803	0.03%	394	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	122	0.05%
Installment	-	-	-	-

Total	$803	-	$516	0.02%

Florida:
(dollars in thousands)	Payment Delay	% of Total Class of Loans	Payment Delay	% of Total Class of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	271	0.02%	-	-
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$271	0.01%	$-	-

Total
(dollars in thousands)	Payment Delay	% of Total Class of Loans	Payment Delay	% of Total Class of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,074	0.02%	394	0.01%
Home equity loans	-	-	-
Home equity lines of credit	-	-	122	0.00%
Installment	-	-	-	-

Total	$1,074	0.02%	$516	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified during the last 12 months as of June 30, 2026 and 2025:

As of June 30, 2026

New York and other states*:	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
(dollars in thousands)

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	568	-	-	235	803
Home equity loans	-	-	-		-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$568	$-	$-	$235	$803

Florida:	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total
(dollars in thousands)

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-		-
Real estate mortgage - 1 to 4 family:
First mortgages	1,014	-	-	-	1,014
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$1,014	$-	$-	$-	$1,014

Total	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total

(dollars in thousands)

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	1,582	-	-	235	1,817
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$1,582	$-	$-	$235	$1,817

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
		As of June 30, 2025

New York and other states*:	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total

(dollars in thousands)

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	393	-	-	80	473
Home equity loans	18	-	-		18
Home equity lines of credit	122	126	-	-	248
Installment	-	-	-	-	-

Total	$533	$126	$-	$80	$739

Florida:	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total

(dollars in thousands)

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-		-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	-	-	-
Home equity loans	87	-	-	-	87
Home equity lines of credit	70	-	-	-	70
Installment	-	-	-	-	-

Total	$157	$-	$-	$-	$157

Total	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total

(dollars in thousands)

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	393	-	-	80	473
Home equity loans	105	-	-	-	105
Home equity lines of credit	192	126	-	-	318
Installment	-	-	-	-	-

Total	$690	$126	$-	$80	$896

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended:

	June 30, 2026	June 30, 2025
	Weighted Average Payment Delay (Months)	Weighted Average Payment Delay (Months)
New York and other states*:

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	24	24
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	24	24

	Weighted Average Payment Delay (Months)	Weighted Average Payment Delay (Months)
Florida:

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	-	-

	Weighted Average Payment Delay (Months)	Weighted Average Payment Delay (Months)
Total

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	24	24
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	24	24

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the six months ended:

	June 30, 2026	June 30, 2025
	Weighted Average Payment Delay (Months)	Weighted Average Payment Delay (Months)
New York and other states*:

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	24	24
Home equity loans	-	-
Home equity lines of credit	-	24
Installment	-	-

Total	24	48

	Weighted Average Payment Delay (Months)	Weighted Average Payment Delay (Months)
Florida:

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	-
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	7	-

	Weighted Average Payment Delay (Months)	Weighted Average Payment Delay (Months)
Total

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	20	24
Home equity loans	-	-
Home equity lines of credit	-	24
Installment	-	-

Total	20	48

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. The nature of the modifications that resulted in them being classified as a loan modification was the borrower modifying their payment terms.  There was 1 loan modification totaling $235 thousand for a residential mortgage modification that defaulted during the three and six months ended June 30, 2026 which had been classified as a loan modification within the prior twelve months.  There was 1 loan modification totaling $80 thousand for residential mortgages and 1 home equity line of credit loan modification totaling $126 thousand that defaulted during the three months ended June 30, 2025 which had been classified as a loan modification within the prior twelve months.  There was 1 loan modification totaling $80 thousand for residential mortgages and 2 home equity line of credit loan modifications totaling $247 thousand that defaulted during the six months ended June 30, 2025 which had been classified as a loan modification within the prior twelve months.  These loans that defaulted were all payment delay modifications.

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

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2026 and 2025.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2026 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

U.S. government sponsored enterprises	$14,956	$-	$14,956	$-
State and political subdivisions	9	-	9	-
Mortgage backed securities and collateralized mortgage obligations - residential	203,601	-	203,601	-
Corporate bonds	73,804	-	73,804	-
Small Business Administration- guaranteed participation securities	10,153	-	10,153	-
Other securities	718	-	718	-

Total securities available for sale	$303,241	$-	$303,241	$-

	Fair Value Measurements at
	December 31, 2025 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$31,772	$-	$31,772	$-
State and political subdivisions	9	-	9	-
Mortgage backed securities and collateralized mortgage obligations - residential	206,290	-	206,290	-
Corporate bonds	59,932	-	59,932	-
Small Business Administration- guaranteed participation securities	11,710	-	11,710	-
Other securities	705	-	705	-

Total securities available for sale	$310,418	$-	$310,418	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2026 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,234	$-	$-	$1,234	Sales comparison	Adjustments for	0% - 2% (2%)
					approach	differences between
						comparable sales
Individually evaluated loans:
Commercial	156	-	-	156	Sales comparison	Adjustments for	0% - 52% (26%)
					approach	differences between
						comparable sales

	Fair Value Measurements at
	December 31, 2025 Using:
(dollars in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,394	$-	$-	$1,394	Sales comparison	Adjustments for	0% - 58% (29%)
					approach	differences between
						comparable sales
Individually evaluated loans:
Real estate mortgage - 1 to 4 family	86	-	-	86	Sales comparison	Adjustments for	0% - 52% (26%)
					approach	differences between
						comparable sales

Other real estate owned that is carried at fair value less costs to sell was approximately $1.2 million at June 30, 2026 and consisted of residential and commercial real estate properties. Valuation charges of $-0- and $30 thousand were included in earnings for the three and six months ended June 30, 2026, respectively.

Of the total individually evaluated loans of $26.9 million at June 30, 2026, there were commercial loans that were collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no individually analyzed reserves for these loans at June 30, 2026.  The carrying balances of these loans were $175 thousand and there were $19 thousand in charge-offs related to commercial loans included in the table above as of June 30, 2026.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments at June 30, 2026 and December 31, 2025 are as follows:

(dollars in thousands)	Carrying Value	Fair Value Measurements at
		June 30, 2026 Using:
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$696,639	$696,639	$-	$-	$696,639
Securities available for sale	303,241		303,241	-	303,241
Held to maturity securities	3,842	-	3,867	-	3,867
Federal Home Loan Bank stock	6,756	N/A	N/A	N/A	N/A
Net loans	5,323,153	-	-	4,935,549	4,935,549
Accrued interest receivable	14,810	244	1,354	13,212	14,810
Financial liabilities:
Demand deposits	824,717	824,717	-	-	824,717
Interest bearing deposits	4,856,849	2,605,479	2,241,285	-	4,846,764
Short-term borrowings	108,382	-	108,382	-	108,382
Accrued interest payable	3,426	122	3,304	-	3,426

(dollars in thousands)	Carrying Value	Fair Value Measurements at
		December 31, 2025 Using:
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$730,427	$730,427	$-	$-	$730,427
Securities available for sale	310,418	-	310,418	-	310,418
Held to maturity securities	4,339	-	4,389	-	4,389
Federal Home Loan Bank stock	6,601	N/A	N/A	N/A	N/A
Net loans	5,200,255	-	-	4,803,366	4,803,366
Accrued interest receivable	13,828	325	1,266	12,237	13,828
Financial liabilities:
Demand deposits	814,908	814,908	-	-	814,908
Interest bearing deposits	4,742,509	2,604,094	2,132,833	-	4,736,927
Short-term borrowings	120,054	-	120,054	-	120,054
Accrued interest payable	3,646	159	3,487	-	3,646

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax:

	Three months ended June 30, 2026
(dollars in thousands)	Balance at 4/1/2026	Other Comprehensive loss-Before Reclassifications	Amount reclassified from Accumulated other Comprehensive Income	Other Comprehensive loss- Three months ended 6/30/2026	Balance at 6/30/2026

Net unrealized holding loss on securities available for sale, net of tax	$(13,321)	$(734)	$-	$(734)	$(14,055)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	26,962	-	-	-	26,962
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(5,400)	-	(540)	(540)	(5,940)

Accumulated other comprehensive income (loss), net of tax	$8,241	$(734)	$(540)	$(1,274)	$6,967

	Three months ended June 30, 2025
(dollars in thousands)	Balance at 4/1/2025	Other Comprehensive loss-Before Reclassifications	Amount reclassified from Accumulated other Comprehensive Income	Other Comprehensive income- Three months ended 6/30/2025	Balance at 6/30/2025

Net unrealized holding loss on securities available for sale, net of tax	$(17,765)	$2,336	$-	$2,336	$(15,429)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(3,633)	-	(541)	(541)	(4,174)

Accumulated other comprehensive (loss) income, net of tax	$(132)	$2,336	$(541)	$1,795	$1,663

	Six months ended June 30, 2026
(dollars in thousands)	Balance at 1/1/2026	Other Comprehensive loss-Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive loss- Six months ended 6/30/2026	Balance at 6/30/2026
Net unrealized holding loss on securities available for sale, net of tax	$(12,055)	$(2,000)	-	$(2,000)	$(14,055)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	26,962	-	-	-	26,962
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(4,883)	-	(1,057)	(1,057)	(5,940)

Accumulated other comprehensive income (loss), net of tax	$10,024	$(2,000)	$(1,057)	$(3,057)	$6,967

	Six months ended June 30, 2025
(dollars in thousands)	Balance at 1/1/2025	Other Comprehensive income-Before Reclassifications	Amount reclassified from Accumulated Other Comprehensive Income	Other Comprehensive income- Six months ended 6/30/2025	Balance at 6/30/2025

Net unrealized holding loss on securities available for sale, net of tax	$(21,713)	$6,284	$-	$6,284	$(15,429)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(3,414)	-	(760)	(760)	(4,174)

Accumulated other comprehensive (loss) income, net of tax	$(3,861)	$6,284	$(760)	$5,524	$1,663

Index
The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	Affected Line Item in Financial Statements
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$733	$737	$1,434	$1,034	Salaries and employee benefits
Amortization of prior service cost	(3)	(4)	(6)	(7)	Salaries and employee benefits
Income tax benefit	(190)	(192)	(371)	(267)	Income taxes
Net of tax	540	541	1,057	760

Total reclassifications, net of tax	$540	$541	$1,057	$760

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC Topic 606: Revenue from Contracts with Customers (“ASC 606”) is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months and six months ended June 30, 2026 and 2025. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Non-interest income
Service Charges on Deposits
Overdraft fees	$690	$667	$1,371	$1,347
Other	717	579	1,315	1,111
Interchange Income	1,060	1,091	2,161	2,581
Net gains on equity securities (a)	844	-	844	-
Wealth management fees	1,980	1,818	4,115	3,938
Other (a)	621	697	947	849

Total non-interest income	$5,912	$4,852	$10,753	$9,826

(a) Not within the scope of ASC 606.

A description of how the Company’s revenue streams are accounted for in accordance with ASC 606 is set forth below:

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.  Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.  The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities.  Additionally, the Company does allocate the consideration between lease and non-lease components.  The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of June 30, 2026 the Company did not have any leases with terms of twelve months or less.

Index
As of June 30, 2026, the Company did not have any leases for which the construction had not yet started.  At June 30, 2026 lease expiration dates ranged from three months to 18.3 years and have a weighted average remaining lease term of 8.1 years.  Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements.  As mentioned above the leases generally also include variable lease components, which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Other information related to leases was as follows:

(dollars in thousands)	Three months ended June 30,
	2026	2025
Operating lease cost	$1,788	$2,045
Variable lease cost	663	519

Total Lease costs	$2,451	$2,564

(dollars in thousands)	Six months ended June 30,
	2026	2025
Operating lease cost	$3,833	$4,051
Variable lease cost	1,182	1,151

Total Lease costs	$5,015	$5,202

(dollars in thousands)	Six months ended June 30,
	2026	2025
Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,155	$4,412

Right-of-use assets obtained in exchange for lease obligations:	3,525	3,030

Weighted average remaining lease term	8.1 years	8.3 years
Weighted average discount rate	3.42%	3.32%

Index
Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows:

(dollars in thousands)

Year ending December 31,
2026(a)	$4,130
2027	7,409
2028	6,234
2029	4,861
2030	3,790
Thereafter	15,313
Total lease payments	$41,737
Less: Interest	5,376

Present value of lease liabilities	$36,361

(a) Excluding the six months ended June 30, 2026.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations.  Total future lease payments from the Company to those entities, which are included in the table above, owed at June 30, 2026, were $1.7 million, which includes interest in the amount of $144 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can result in regulatory action.  As of June 30, 2026, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well, capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits.  If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company.  Such actions could have a direct material effect on an institution’s or its holding company’s financial statements.  As of June 30, 2026 and December 31, 2025, the most recent regulatory guidance  categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

Index
There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank and the Company reported the following capital ratios as of June 30, 2026 and December 31, 2025:

(Bank Only)			Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)
(dollars in thousands)	As of June 30, 2026
	Amount	Ratio

Tier 1 leverage ratio	$548,271	8.425%	5.000%	4.000%
Common equity tier 1 capital	548,271	14.477	6.500	7.000
Tier 1 risk-based capital	548,271	14.477	8.000	8.500
Total risk-based capital	595,718	15.729	10.000	10.500

	As of December 31, 2025		Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$513,719	8.058%	5.000%	4.000%
Common equity tier 1 capital	513,719	13.981	6.500	7.000
Tier 1 risk-based capital	513,719	13.981	8.000	8.500
Total risk-based capital	559,750	15.234	10.000	10.500

(Consolidated)
	As of June 30, 2026		Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$648,489	9.963%	4.000%
Common equity tier 1 capital	648,489	17.118	7.000
Tier 1 risk-based capital	648,489	17.118	8.500
Total risk-based capital	695,948	18.371	10.500

	As of December 31, 2025		Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$676,012	10.601%	4.000%
Common equity Tier 1 capital	676,012	18.393	7.000
Tier 1 risk-based capital	676,012	18.393	8.500
Total risk-based capital	722,055	19.646	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The June 30, 2026 and December 31, 2025 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) Segment Reporting

The Company's reportable segment is determined by the Chief Executive Officer, who is designated the chief operating decision maker (CODM), based upon information provided about the Company's products and services offered, primarily banking operations. Consolidated net income of the Company is the primary performance metric utilized by the CODM.  The chief operating decision maker will evaluate the financial performance of the Company's business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources.  All expenses associated with the Company's banking operations are considered to be significant. Given the Company's single reportable operating segment, assets associated with the Company's banking operations are reflected on the Company's consolidated statements of condition as “total assets” and the amounts of significant segment expenses are disclosed in the Company's consolidated statements of income. The accounting policies for the Company's banking operations are the same as the Company's accounting policies disclosed herein.

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

(12) New Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" (ASU 2024-03). ASU 2024-03 requires additional interim and annual disclosures that further disaggregate certain expense captions into specified categories in a separate note to the financial statements, as well as certain qualitative information describing amounts not separately disaggregated. ASU 2024-03 is effective for the Company in the annual period beginning on January 1, 2027 and interim periods beginning on January 1, 2028 and can be applied on either a prospective or retrospective basis, with early adoption permitted. The Company is evaluating the impact of ASU 2024-03 on its disclosures.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvements", to improve the guidance in Topic 270, by clarifying interim disclosure requirements and the applicability of Topic 270. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB board focused on identifying the interim disclosures that are currently required under GAAP. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The FASB board expects these clarifications will enhance consistency in interim financial reporting in interim for all entities and considers the amendments to be necessary to reflect the development of interim reporting over time. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2027, for entities other than public business entities. Early adoption is permitted for all entities, and can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this update on its financial disclosures, but does not expect the adoption of this update to have a material impact on the consolidated financial statements.

Index
Crowe LLP Independent Member Crowe Global
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the "Company") as of June 30, 2026, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2026 and June 30, 2025 and the related changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2026 and June 30, 2025, and the related notes (collectively referred to as the "interim financial information or statements"). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
August 10, 2026

Index
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three-month and six-month periods ended June 30, 2026, with comparisons to the corresponding period in 2025, as applicable.  The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026 (the “2025 Form 10-K”), should also be read in conjunction with this review.  Amounts in the prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period's presentation.  These reclassifications have no effect on prior period net income or shareholders’ equity.  See “Cautionary Note Regarding Forward-Looking Statements” on page 5 of this report for a description of important factors that could cause actual results to differ from expected results.

Following this Management’s Discussion and Analysis is the table "Distribution of Assets, Liabilities and Shareholders' Equity: Interest Rates and Interest Differential" which gives a detailed breakdown of TrustCo's average interest earning assets and interest-bearing liabilities for the three and six month periods ended June 30, 2026 and 2025.

Economic Overview

During the second quarter of 2026, financial markets enjoyed solid growth in all major financial market indexes.  The S&P 500 Index was up 14.87%, Nasdaq was up 21.41%, and the Dow Jones Industrial Average was up 12.90% compared to the end of the first quarter of 2026.  The 10‑year Treasury bond averaged 4.42% during Q2 2026 compared to 4.20% in Q1 2026, an increase of 22 basis points.  The 2‑year Treasury bond average rate increased 39 basis points to 3.97% during Q2 2026, which flattened the yield curve as compared to the prior quarter.  The spread between the 10‑year and the 2-year Treasury bonds decreased from 0.62% on average in Q1 2026 to 0.46% in Q2 2026.  Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer-term rates.  During the first half of 2026, the Federal Funds rate remained flat at a range of 3.50% to 3.75%.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q2/25	Beg of Q2	4.32	3.89	3.96	4.23	0.34
	Peak	4.46	4.05	4.17	4.58	0.67
	Trough	4.28	3.60	3.72	4.01	0.29
	End of Q2	4.41	3.72	3.79	4.24	0.52
	Average in Q2	4.37	3.86	3.97	4.36	0.50

Q3/25	Beg of Q3	4.41	3.72	3.79	4.24	0.52
	Peak	4.42	3.95	4.05	4.50	0.65
	Trough	4.00	3.49	3.57	4.01	0.43
	End of Q3	4.02	3.60	3.74	4.16	0.56
	Average in Q3	4.26	3.72	3.80	4.26	0.54

Q4/25	Beg of Q4	4.02	3.60	3.74	4.16	0.56
	Peak	4.03	3.63	3.78	4.19	0.73
	Trough	3.62	3.41	3.55	3.97	0.49
	End of Q4	3.67	3.47	3.73	4.18	0.71
	Average in Q4	3.86	3.52	3.67	4.10	0.58

Q1/26	Beg of Q1	3.67	3.47	3.73	4.18	0.71
	Peak	3.74	3.96	4.08	4.44	0.74
	Trough	3.62	3.38	3.51	3.97	0.46
	End of Q1	3.70	3.79	3.92	4.30	0.51
	Average in Q1	3.69	3.58	3.77	4.20	0.62

Q2/26	Beg of Q2	3.70	3.79	3.92	4.30	0.51
	Peak	3.87	4.24	4.32	4.67	0.57
	Trough	3.65	3.71	3.84	4.26	0.27
	End of Q2	3.87	4.14	4.19	4.44	0.30
	Average in Q2	3.73	3.97	4.09	4.42	0.46

The country has been experiencing economic uncertainty as markets continue to adjust to changes in tariff policies, Middle East tensions, increased oil prices and a volatile labor market. The Federal Open Market Committee (“FOMC”) lowered the Federal Funds target rate range to 3.50-3.75% in December 2025 and there was no change in the first half of 2026.  At its meeting in July 2026, the FOMC majority voted to leave rates unchanged although three members voted to increase the Federal Funds target rate.

The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation and recessionary signs in the economy, as well as uncertainty about the impacts of the conflict in Iran and tariffs.  These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

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

Financial Overview
TrustCo recorded net income of $17.0 million, or $0.98 of diluted earnings per share, for the three-months ended June 30, 2026, compared to net income of $15.0 million, or $0.79 of diluted earnings per share, in the same period in 2025.  Return on average assets was 1.04% and 0.96%, respectively, for the three months ended June 30, 2026 and 2025.  Return on average equity was 10.22% and 8.73%, respectively, for the three-months ended June 30, 2026 and 2025.

The primary factors accounting for the change in net income for the three-months ended June 30, 2026 compared to the same period of the prior year were:

•
An increase of $3.8 million, or 9.2%, in net interest income for the second quarter of 2026 compared to the second quarter of 2025, primarily as a result of an increase in interest and fee income on loans.

•	An increase of $1.1 million in noninterest income for the second quarter of 2026 compared to the second quarter of 2025 primarily as a result of net gains on equity securities of $844 thousand.

•
An increase of $2.1 million in noninterest expense for the second quarter of 2026 compared to the second quarter of 2025 primarily as a result of increases in salary and employee benefits and other expenses.

TrustCo recorded net income of $33.3 million, or $1.89 of diluted earnings per share, for the six-months ended June 30, 2026, compared to net income of $29.3 million, or $1.54 of diluted earnings per share, in the same period in 2025.  Return on average assets was 1.03% and 0.94%, for the six-months ended June 30, 2026 and 2025, respectively.  Return on average equity was 9.94% and 8.61% for the six-months ended June 30, 2026 and 2025, respectively.

The primary factors accounting for the change in net income for the six-months ended June 30, 2026 compared to the same period of the prior year were:

•
An increase of $8.2 million, or 10.0%, in net interest income compared to the first six-months of 2025, primarily as a result of an increase in interest and fee income on loans and a decrease in interest expense on deposits.

Index
•	An increase of $927 thousand in noninterest income for the first six-months of 2026 compared to the first six-months of 2025 primarily as a result of net gains on equity securities of $844 thousand.

•
An increase of $2.8 million in noninterest expense for the first six-months of 2026 compared to the first six-months of 2025 primarily as a result of increases in salary and employee benefits and other expenses.

Visa Exchange Offer
During the second quarter of 2026, TrustCo recognized an $844 thousand unrealized gain on equity securities resulting from the conversion of Visa Class B-2 shares into a combination of Visa Class B‑3 and Visa Class C shares and the fair-value recognition of the Class C shares received. The Company had not sold the resulting Class C shares as of June 30, 2026. The Company originally obtained the Visa Class B shares in 2008. The strategic decision to retain the Class C shares and not sell them sooner, allowed the Company to avoid commissions and other expenses thus recognizing the full market value.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets.  Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment.  Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results.  Included in the 2025 Form 10-K is a description of the effect that changes in interest rates had on the results for the year 2025 compared to 2024.  Many of the same market factors discussed in the 2025 Form 10-K continued to have an impact on results through the second quarter of 2026.

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

Interest rates have a significant impact on the operations and financial results of all financial services companies.  One of the most important interest rates used to control national economic policy is the “Federal Funds” rate.  This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating.  During the second quarter of 2026 Federal Funds target rate remained flat at a range of 3.50% to 3.75% through June 30, 2026.

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

TrustCo’s principal loan products are residential real estate loans.  Most of TrustCo’s residential real estate loans carry a fixed rate of interest.  As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury.  The 10‑year Treasury yield increased 22 basis points, on average, during the second quarter of 2026 compared to the first quarter of 2026 and also increased 6 basis points as compared to the second quarter of 2025.

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

Index
For the second quarter of 2026, the net interest margin was 2.87%, up 16 basis points versus the prior year’s second quarter.  The quarterly results reflect the following significant factors:

•
The average balance of securities available for sale decreased by $39.4 million while the average yield increased 25 basis points to 3.06%.  The increase in the average yield was a result of higher yields on investments purchased during 2025 and the first half 2026, as well as maturities of lower yielding securities over the same periods.  The increase in the average yield was not enough to offset the decrease in average balance, resulting in less interest income.

•
The average balance of Federal Funds sold and other short-term investments increased $38.8 million; however the average yield decreased 76 basis points to 3.70%. The increase in the average balance was not enough to offset the decrease in average yield, resulting in less interest income.

•
The average loan portfolio grew by $197.5 million to $5.33 billion and the average yield increased 16 basis points to 4.41% in the second quarter of 2026 compared to the same period in 2025.  This resulted in an increase in interest income.

•
The average balance of interest-bearing liabilities increased $197.8 million and the average rate paid decreased 12 basis points to 1.79% in the second quarter of 2026 compared to the same period in 2025 resulting in less interest expense.

During the second quarter of 2026, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates.  Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors.  Competition remains strong in the Company’s market areas.

For the six-months ended June 30, 2026, the net interest margin was 2.86%, up 18 basis points versus the prior year.  The six-month results reflect the following significant factors:

•
The average balance of securities available for sale decreased by $42.7 million while the average yield increased 28 basis points to 3.00% for the first six-months of 2026 compared to the same period in 2025.  The increase in the average yield was a result of higher yields on investments purchased during 2025 and the first half 2026 as well as maturities of lower yielding securities over the same periods.  The increase in the average yield was not enough to offset the decrease in average balance, resulting in less interest income.

•
The average balance of Federal Funds sold and other short-term investments increased $47.5 million; however the average yield decreased 76 basis points to 3.70%. The increase in the average balance was not enough to offset the decrease in average yield, resulting in less interest income.

Index
•
The average loan portfolio grew by $178.3 million to $5.30 billion and the average yield increased 18 basis points to 4.40% in the first six-months of 2026 compared to the same period in 2025.  This resulted in an increase in interest income.

•
The average balance of interest-bearing liabilities increased $174.8 million and the average rate paid decreased 13 basis points to 1.79% in the first six-months of 2026 compared to the same period in 2025 resulting in less interest expense.

The strategy on the funding side of the balance sheet was to offer competitive core deposit products coupled with short term time accounts.  We believe that this strategy has sustained TrustCo’s strong liquidity position and continues to allow us to cross sell products to new and existing customer relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $6.15 billion in the second quarter of 2025 to $6.35 billion in the same period of 2026 with an average yield of 4.27% in the second quarter of 2026 and 4.19% in the second quarter of 2025.  The mix of assets invested in Federal Funds sold and other short-term investments and loans increased while securities available for sale and held to maturity securities decreased over the prior year period.   Interest income on average earning assets increased from $64.5 million in the second quarter of 2025 to $67.7 million in the second quarter of 2026.  This increase was primarily driven by the increase in interest income on loans due to higher interest rates on loan originations over the last year and variable rate loans repricing upwards.

Loans
The average balance of loans was $5.33 billion in the second quarter of 2026 and $5.14 billion in the comparable period in 2025.  The yield on loans was up 16 basis points to 4.41%.  Interest income on loans was $58.8 million in the second quarter of 2026 up $4.2 million from the same period in 2025.

Compared to the second quarter of 2025, the average balance of residential mortgage loans, home equity credit lines, and commercial loans, all increased, while the average balance of installment loans decreased.

The average balance of residential mortgage loans was $4.53 billion in the second quarter of 2026 compared to $4.39 billion in 2025, an increase of 3.2%.  The average yield on residential mortgage loans increased by 18 basis points to 4.12% in the second quarter of 2026 compared to 2025, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield.

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

Index
Commercial loans, which consist primarily of loans secured by commercial real estate, increased $13.4 million to an average balance of $319.7 million in the second quarter of 2026 compared to the same period in the prior year.  The average yield on this portfolio was up 8 basis points to 5.64% compared to the prior year period, primarily as a result of higher interest rates on new originations compared to the existing portfolio yield and variable rate loans repricing upwards. The Company has remained selective in underwriting commercial loans in 2026 as the apparent risk/reward balance has been less favorable in some cases.

The average yield on home equity credit lines decreased 14 basis points to 6.25% during the second quarter of 2026 compared to the year earlier period. The average balances of home equity credit lines increased 10.4% to $473.7 million in the second quarter of 2026 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the second quarter of 2026 was $319.2 million compared to $358.6 million for the comparable period in 2025.  The decrease in the balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases.  The average yield was 3.06% for the second quarter of 2026 compared to 2.81% for the second quarter of 2025.  The increase in average yield is a result of higher yields on bonds purchased as well as lower rate bonds maturing since the prior year quarter.  This portfolio is primarily comprised of agency issued residential mortgage backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds.  These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $18.9 million as of June 30, 2026 compared to a net unrealized loss of $16.2 million as of December 31, 2025.  The increase in net unrealized losses in the portfolio is the result of the current interest rate environment.

Held to Maturity Securities
The average balance of held to maturity securities was $4.0 million for the second quarter of 2026 compared to $5.0 million in the second quarter of 2025.  The decrease in balances reflects routine paydowns.  No new securities were added to this portfolio during the period.  The average yield was 4.47% for the second quarter of 2026 compared to 4.37% for the year earlier period.  TrustCo expects to hold the securities in this portfolio until they mature or are called.

Index
The net unrecognized gain in the held to maturity securities portfolio was $25 thousand as of June 30, 2026 compared to a net unrecognized gain of $50 thousand as of December 31, 2025.  The decrease in the net unrecognized gains in the portfolio is the result of changes in market interest rate levels.

As of June 30, 2026, this portfolio consisted solely of residential mortgage-backed securities.  The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-term Investments
The 2026 second quarter average balance of Federal Funds sold and other short-term investments was $687.2 million, a $38.8 million increase from the $648.5 million average for the same period in 2025, primarily due to an increase in deposits and funds from maturing and called securities which have not yet been deployed.  The yield was 3.70% for the second quarter of 2026 and 4.46% for the comparable period in 2025.  Interest income from this portfolio decreased $868 thousand from $7.2 million in 2025 to $6.3 million in 2026.  The increase in the average balance was not enough to offset the decrease in yield over the same period.

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

Total average interest-bearing deposits (which includes interest bearing checking, money market accounts, savings and time deposits) increased $169.9 million to $4.85 billion for the second quarter of 2026 versus the second quarter in the prior year, and the average rate paid decreased from 1.93% for 2025 to 1.80% for 2026.  Total interest expense on these deposits decreased $802 thousand to $21.7 million in the second quarter of 2026 compared to the year earlier period.  From the second quarter of 2025 to the second quarter of 2026, interest-bearing checking  account average balances were up 4.4%, certificates of deposit average balances were up 8.0%, non-interest demand average balances were up 5.0%, average savings balances decreased 1.3% and money market balances were down 6.1%.   Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

Index
As of June 30, 2026, the maturity of total time deposits was as follows:

(dollars in thousands)

Under 1 year	$2,057,537
1 to 2 years	192,590
2 to 3 years	862
3 to 4 years	274
4 to 5 years	87
Over 5 years	20
$2,251,370

As of June 30, 2026 and December 31, 2025, approximately $1.25 billion and $1.22 billion, respectively, of our deposit portfolio were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank's regulatory reporting requirements.

Average short-term borrowings for the second quarter were $108.9 million in 2026 compared to $81.1 million in 2025.  The increase in the average balance from the prior year period is primarily a result of increases in customer balances. The weighted average interest rate for short-term borrowings during the second quarter increased during this time period from 0.87% in 2025 to 1.36% in 2026. The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.  The customer account balances changed based on the needs of the underlying retail customers.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness.  As of June 30, 2026 the Company also has borrowing capacity of $1.02 billion available with the FHLBNY and $530 thousand available with the FRBNY.  The borrowing capacity is secured by the loans pledged by the Company.  As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings with the FHLBNY or the FRBNY.

Index
Net Interest Income

Net interest income increased by $3.8 million to $45.6 million in the second quarter of 2026 compared to the same period in 2025 driven by loan growth at higher interest rates and lower interest expense, partially offset by lower investment interest income and a decrease in interest income on Federal Funds sold and other short-term investments.  The net interest spread was up 20 basis points to 2.48% in the second quarter of 2026 compared to the same period in 2025. As previously noted, the net interest margin was up 16 basis points to 2.87% for the second quarter of 2026 compared to the same period in 2025.  Yields on earning assets increased in the second quarter of 2026 compared to the second quarter of 2025, and rates on interest-bearing liabilities decreased causing margin expansion. The Federal Reserve’s decision regarding whether to cut, raise, or hold rates in upcoming meetings will have an effect on the Company’s ability to continue to decrease deposit costs which will impact margin in future quarters. During the second quarter of 2026, the Company was able to lower the rates offered on our time deposits while continuing to retain and grow that product.

Net interest income increased by $8.2 million to $90.3 million in the first six-months of 2026 compared to the same period in 2025.  The net interest spread was up 23 basis points to 2.47% in the first six-months of 2026 compared to the same period in 2025.  Net interest margin increased 18 basis points to 2.86% for the first six-months of 2026 compared to the same period in 2025.  The increases in net interest income for the first six months of 2026 primarily resulted from the same factors discussed above for the second quarter of 2026.

Nonperforming Assets

Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest.  Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of June 30, 2026:

Nonperforming loans and foreclosed real estate: Total NPLs were $21.8 million at June 30, 2026, compared to $20.7 million at December 31, 2025.  There were no loans as of June 30, 2026 and December 31, 2025 that were past due 90 days or more and still accruing interest.

At June 30, 2026, nonperforming loans primarily include a mix of commercial and residential loans.  Of total nonperforming loans of $21.8 million at June 30, 2026, $19.7 million were residential real estate loans, $2.0 million were commercial loans and mortgages and $53 thousand were installment loans, compared to $18.6 million, $2.0 million and $51 thousand, respectively, at December 31, 2025.

A significant percentage of nonperforming loans are residential real estate loans, which are historically lower-risk than most other types of loans.  Net recoveries were $72 thousand on residential real estate loans (including home equity lines of credit) for the second quarter of 2026 compared to net recoveries of $121 thousand for the second quarter of 2025.  Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its branch franchise area.  At June 30, 2026, 64.5% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.5% were in Florida.  Those figures compare to 64.3% and 35.7%, respectively at December 31, 2025.

Economic conditions vary widely by geographic location.  As a percentage of the total nonperforming loans as of June 30, 2026, 20.3% were to Florida borrowers, compared to 79.7% to borrowers in New York and surrounding areas.  For the three-months ended June 30, 2026, New York and surrounding areas experienced net recoveries of approximately $93 thousand  and there were net charge-offs of $5 thousand in Florida for the second quarter of 2026.

Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest.  Also as of June 30, 2026, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual residential loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications to borrowers experiencing financial difficulty.  There were $2.0 million and $2.1 million of commercial mortgages and commercial loans classified as individually evaluated as of June 30, 2026 and December 31, 2025, respectively.  There were $24.9 million of individually evaluated residential loans at June 30, 2026 compared to $23.7 million classified as individually evaluated at December 31, 2025.

As of June 30, 2026 and December 31, 2025, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

As of June 30, 2026 there was $1.2 million of foreclosed real estate compared to $1.4 million at December 31, 2025.

Index
Allowance for credit losses on loans:

As of June 30, 2026, the Company utilized the Baseline scenario model of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the baseline scenario, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the baseline scenario utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

During the quarter ended June 30, 2026, the Company enhanced its allowance for credit losses on loans calculation by updating its prepayment and curtailment assumptions. The Company continues to utilize internal data for estimating prepayments and curtailments. The Company is now using more recent data to better align the current interest rate environment, borrower behavior and the resulting impacts to paydowns, payoffs, etc. related to its loan portfolio.

The enhancement did not change the Company’s underlying methodology for estimating quantitative credit losses. The Company continues to use a discounted cash flow approach based on probability of default and loss given default assumptions, including the use of peer data.

The Company also continues to apply a reasonable and supportable forecast based on Moody’s Baseline Scenario for a four-quarter period. Following the forecast period, the model uses a four-quarter straight-line reversion to historical averages.

Qualitative adjustments continue to be evaluated using a weighted scorecard framework based on regulatory interagency guidance. The framework considers internal and external factors that may not be fully captured in the quantitative model, including changes in portfolio risk characteristics, economic conditions, lending practices, and other factors affecting the credit quality of each portfolio segment.

The aforementioned enhancement to prepayment and curtailment assumptions do not have a material impact on the Company’s financial statements.

In the second quarter of 2026, the Company recorded a provision for credit losses of $650 thousand, which is the result of a provision for credit losses on loans of $1.0 million, and benefit for credit losses on unfunded commitments of $350 thousand.  The increase in the Allowance for Credit Losses on Loans (“ACLL”) during the second quarter of 2026 was primarily a result of loan growth. In the second quarter of 2025, the Company recorded a provision for credit losses of $650 thousand, which is all related to the provision for credit losses on loans, as there was no provision for credit losses on unfunded commitments.   The Company recorded a provision for credit losses of $1.6 million for the six-months ended June 30, 2026 which is the result of a provision for credit losses on loans of $1.8 million and a benefit for credit losses on unfunded commitments of $150 thousand. For the six-months ended June 30, 2025 the Company recorded a provision for credit losses of $950 thousand which is the result of a provision for credit losses on loans of $750 thousand and a provision for unfunded commitments of $200 thousand.

See Note 5 of the consolidated financial statements for additional discussion related to the process for determining the provision for credit losses.

The allocation of the allowance for credit losses on loans as of June 30, 2026 and December 31, 2025 was as follows:

	As of		As of
(dollars in thousands)	June 30, 2026		December 31, 2025
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,059	5.42%	$2,786	5.40%
Real estate - construction	474	0.85%	411	0.80%
Real estate mortgage - 1 to 4 family	46,931	84.55%	42,143	84.75%
Home equity lines of credit	3,470	9.00%	6,636	8.84%
Installment Loans	148	0.18%	229	0.21%
	54,082	100.00%	$52,205	100.00%

At June 30, 2026, the allowance for credit losses on loans was $54.1 million, compared to $52.2 million at December 31, 2025.  The allowance represents 1.01% of the loan portfolio at June 30, 2026 and 0.99 % at December 31, 2025.  The coverage ratio, or the allowance for credit losses on loans to NPLs, was 248.6% and 252.5% as of June 30, 2026 and December 31, 2025, respectively.  The ratio of non-performing loans to total loans was 0.40% and 0.39% as of June 30, 2026 and December 31, 2025, respectively.

Index
Net recoveries for the three-month period ended June 30, 2026 were $88 thousand and $9 thousand for the prior year period.

During the second quarter of 2026, there were no commercial loan charge-offs or residential loan charge-offs, and $13 thousand of installment loan charge-offs, compared with no commercial loan charge-offs, $17 thousand of gross residential mortgage charge-offs, and $116 thousand of installment loan charge-offs in the second quarter of 2025.  During the second quarter of 2026 there were no commercial loan recoveries, $72 thousand of residential mortgage recoveries, and $29 thousand for installment loan recoveries, compared to no commercial loan recoveries, $138 thousand of residential mortgage recoveries, and $4 thousand of installment loan recoveries in the second quarter of 2025.

The following table presents the net charge-off (recovery) ratio for the three and six-months ended June 30, 2026 and 2025:

	For the three months ended June 30:
	2026	2025
Commercial	0.00%	0.00%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	-0.16%	0.89%
Total	0.00%	0.00%

	For the six months ended June 30:
	2026	2025
Commercial	-0.01%	-0.11%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	0.09%	1.03%
Total	0.00%	-0.01%

Liquidity and Interest Rate Sensitivity
TrustCo seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Management believes that TrustCo’s earnings performance and strong capital position enable the Company to easily secure new sources of liquidity.  The Company actively manages its liquidity through target ratios established under its liquidity policies.  Continual monitoring of both historical and prospective ratios allows TrustCo to employ strategies necessary to maintain adequate liquidity.  Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such a situation arise.  As noted, the Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet.  As previously stated, the Bank is a member of the FHLBNY and is an eligible borrower at the FRBNY and has the ability to borrow utilizing securities and/or loans as collateral at either institution.  As previously stated, the Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a contingent funding source within its Asset/Liability Management Policy.  Like other contingent funding sources, brokered deposits may be tested from time to time to ensure operational and market readiness.  Management believes that the Company has adequate sources of liquidity to cover its contractual obligations and commitments over the next twelve months and beyond.

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

Using this model, the fair value of capital projections as of June 30, 2026 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of June 30, 2026.

The following table indicates the impact on the fair value of capital assuming interest rates were to instantaneously increase by 100 bp, 200 bp, 300 bp and 400 bp or decrease by 100 bp, 200 bp, and 300 bp.

As of June 30, 2026	Estimated Percentage of Fair value of Capital to Fair value of Assets
+400 BP	21.50%
+300 BP	22.00
+200 BP	22.30
+100 BP	23.90
Current rates	24.40
-100 BP	24.00
-200 BP	22.80
-300 BP	20.80

Noninterest Income
Total noninterest income for the second quarter of 2026 was $5.9 million compared to $4.9 million for the same period in the prior year.  The increase is primarily the result of an unrealized gain of $844 thousand recorded on the Visa Class C Common stock exchange in the second quarter of 2026. Fees for services to customers was also up $221 thousand and financial services income was up $162 thousand in the second quarter of 2026 compared to the same period in the prior year. This was offset by other income decreasing $167 thousand for the second quarter of 2026 compared to the same period in the prior year. The fair value of assets under management was $1.4 billion at June 30, 2026, $1.3 billion at December 31, 2025, and $1.2 billion at June 30, 2025.

Index
For the six-months ended June 30, 2026 total noninterest income was $10.8 million, up $927 thousand compared to the prior year period.  The increase is also primarily the result the unrealized gain of $844 thousand recorded on the Visa Class C Common stock exchange during the six-months ended June 30, 2026.  Financial services income was also up $177 thousand for the six months ended June 30, 2026 compared to the same period in the prior year. This was offset by fees for services to customers decreasing $84 thousand for the six-months ended June 30, 2026 compared to the same period in the prior year.

Noninterest Expenses
Total noninterest expenses were $28.3 million for the three months ended June 30, 2026, compared to $26.2 million for the three months ended June 30, 2025.  Significant changes included a $1.2 million increase in salaries and employee benefits primarily as a result of higher salaries and an increase in employees, as well as an increase in incentive compensation.  Full time equivalent headcount was 733 as of June 30, 2025, 743 as of December 31, 2025, and 742 as of June 30, 2026.  Changes in headcount represent normal fluctuations.  Additionally, we had a $244 thousand increase in outsourced services, a $282 thousand increase in advertising expense, and a $749 thousand increase in other expenses primarily as a result of higher charitable contributions and various seasonal expenses, partially offset by a $410 thousand decrease in other real estate expense, net.

Total noninterest expenses were $55.3 million for the six-months ended June 30, 2026, compared to $52.6 million for the six-months ended June 30, 2025.  Significant changes included a $1.5 million increase in salaries and employee benefits primarily as a result of higher salaries and an increase in employees, as well as an increase in incentive compensation, a $242 thousand increase in equipment expense, a $244 thousand increase in outsourced services, a $315 thousand increase in advertising expense, and a $1.2 million increase in other expenses primarily as a result of higher charitable contributions and various seasonal expenses, partially offset by a $388 thousand decrease in other real estate expense, net.

Income Taxes
In the second quarter of 2026, TrustCo recognized income tax expense of $5.6 million compared to $4.7 million for the second quarter of 2025.  The effective tax rates were 24.7 % and 23.8% for the second quarter of 2026 and 2025, respectively.  For the first six-months, income taxes were $10.9 million and $9.1 million in 2026 and 2025, respectively. The effective tax rates were 24.7% and 23.7% for the six-months ended June 30, 2026 and 2025, respectively.

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

Index
Total shareholders’ equity at June 30, 2026 was $656.0 million compared to $692.8 million at June 30, 2025. TrustCo declared a dividend of $0.38 per share in the second quarter of 2026 and $0.36 per share in the second quarter of 2025.  This results in a dividend payout ratio of 38.36% for the second quarter of 2026 based on earnings for the quarter of $17.0 million, compared to a dividend payout ratio of 45.27% for the second quarter of 2025 based on earnings for the quarter of $15.0 million.

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

Index
The Bank and the Company reported the following capital ratios as of June 30, 2026 and December 31, 2025:

(Bank Only)	As of June 30, 2026		Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$548,271	8.425%	5.000%	4.000%
Common equity tier 1 capital	548,271	14.477	6.500	7.000
Tier 1 risk-based capital	548,271	14.477	8.000	8.500
Total risk-based capital	595,718	15.729	10.000	10.500

	As of December 31, 2025		Well Capitalized(1)	Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$513,719	8.058%	5.000%	4.000%
Common equity tier 1 capital	513,719	13.981	6.500	7.000
Tier 1 risk-based capital	513,719	13.981	8.000	8.500
Total risk-based capital	559,750	15.234	10.000	10.500

(Consolidated)
	As of June 30, 2026		Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$648,489	9.963%	4.000%
Common equity tier 1 capital	648,489	17.118	7.000
Tier 1 risk-based capital	648,489	17.118	8.500
Total risk-based capital	695,948	18.371	10.500

	As of December 31, 2025		Minimum for Capital Adequacy plus Capital Conservation Buffer (1)(2)

(dollars in thousands)	Amount	Ratio

Tier 1 leverage ratio	$676,012	10.601%	4.000%
Common equity Tier 1 capital	676,012	18.393	7.000
Tier 1 risk-based capital	676,012	18.393	8.500
Total risk-based capital	722,055	19.646	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The June 30, 2026 and December 31, 2025 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at June 30, 2026, the consolidated equity to total assets ratio was 10.05%, compared to 10.66% at December 31, 2025.

As of June 30, 2026, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the current capital conservation buffer taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 6.5%, 8.0%, 10.0%, and 5.0%, respectively.  A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements.  A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.  As of June 30, 2026 and December 31, 2025, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 38.36% of net income for the second quarter of 2026 and 45.27% of net income for the second quarter of 2025. The per-share dividend paid in the second quarter of 2026 and 2025 was $0.38 and $0.36, respectively.  The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if: the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment and stock purchase plan (DRSPP) with approximately 5,514 participants. The DRSPP allows participants to reinvest dividends in shares of the Company. The DRSPP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Share Repurchase Program
On December 19, 2025, the Company’s Board authorized, and the Company announced, a share repurchase program of up to 2,000,000 shares, or approximately 11% of its then currently outstanding common stock. The program expires on December 31, 2026. During the three-months ended June 30, 2026, the Company repurchased a total of 479,141 shares at an average price per share of $50.76 for a total of $24.3 million under its Board authorized share repurchase program.  As of June 30, 2026, the Company was authorized to repurchase up to an additional 998,633 shares of common stock under the share repurchase program.

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

Index
During the six-months ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the 2025 Form 10-K other than what is set forth immediately below.

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
Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of $13.9 million in 2026 and $16.4 million in 2025.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Three months ended June 30, 2026			Three months ended June 30, 2025

Assets	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$14,980	$111	2.97%	$73,468	$614	3.34%	$(503)	$(441)	$(62)
Mortgage backed securities and collateralized mortgage obligations-residential	220,507	1,486	2.68	244,628	1,613	2.62	(127)	(322)	195
State and political subdivisions	9	-	6.77	18	-	6.77	-	-	-
Corporate bonds	71,842	776	4.32	25,707	210	3.26	566	479	87
Small Business Administration-guaranteed participation securities	11,130	59	2.13	14,083	75	2.14	(16)	(16)	-
Other	711	7	3.94	697	8	4.59	(1)	1	(2)

Total securities available for sale	319,179	2,439	3.06	358,601	2,520	2.81	(81)	(299)	218

Federal funds sold and other short-term Investments	687,216	6,344	3.70	648,457	7,212	4.46	(868)	2,335	(3,203)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	3,964	44	4.47	4,970	54	4.37	(10)	(18)	8

Total held to maturity securities	3,964	44	4.47	4,970	54	4.37	(10)	(18)	8

Federal Reserve Bank and Federal Home Loan Bank stock	6,753	123	7.29	6,591	129	7.83	(6)	18	(24)

Commercial loans	319,748	4,505	5.64	306,373	4,261	5.56	244	187	57
Residential mortgage loans	4,529,147	46,665	4.12	4,387,181	43,236	3.94	3,429	1,425	2,004
Home equity lines of credit	473,705	7,385	6.25	428,933	6,830	6.39	555	1,420	(865)
Installment loans	9,864	202	8.19	12,523	230	7.35	(28)	(155)	127

Loans, net of unearned income	5,332,464	58,757	4.41	5,135,010	54,557	4.25	4,200	2,877	1,323

Total interest earning assets	6,349,576	67,707	4.27	6,153,629	64,472	4.19	3,235	4,913	(1,678)

Allowance for credit losses on loans	(53,380)			(50,777)
Cash & non-interest earning assets	220,854			204,006

Total assets	$6,517,050			$6,306,858

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,085,204	$551	0.20%	$1,039,242	$536	0.21%	15	62	(47)
Money market accounts	442,104	1,631	1.48	470,824	2,086	1.78	(455)	(121)	(334)
Savings	1,073,370	703	0.26	1,087,467	733	0.27	(30)	(9)	(21)
Time deposits	2,252,095	18,863	3.36	2,085,329	19,195	3.69	(332)	6,364	(6,696)

Total interest bearing deposits	4,852,773	21,748	1.80	4,682,862	22,550	1.93	(802)	6,296	(7,098)
Short-term borrowings	108,910	369	1.36	81,055	176	0.87	193	73	120

Total interest bearing liabilities	4,961,683	$22,117	1.79	4,763,917	$22,726	1.91	(609)	6,369	(6,978)

Demand deposits	816,688			777,956
Other liabilities	72,604			73,903
Shareholders' equity	666,075			691,082

Total liabilities and shareholders' equity	$6,517,050			$6,306,858

Net interest income		$45,590			$41,746		$3,844	$(1,456)	$5,300

Net interest spread			2.48%			2.28%

Net interest margin (net interest income to total interest earning assets)			2.87%			2.71%

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
Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders' equity is the unrealized loss, net of tax, in the available for sale portfolio of $12.9 million in 2026 and $17.6 million in 2025.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

(dollars in thousands)	Six months ended June 30, 2026			Six months ended June 30, 2025

Assets	Average Balance	Interest	Average Rate	Average Balance		Interest	Average Rate	Change in Interest Income/ Expense	Variance Balance Change	Variance Rate Change

Securities available for sale:
U. S. government sponsored enterprises	$21,088	$260	2.47%		$74,071	$1,210	3.27%	$(950)	$(708)	$(242)
Mortgage backed securities and collateralized mortgage obligations-residential	220,568	2,955	2.68		242,083	3,096	2.56	(141)	(475)	334
State and political subdivisions	9	-	6.77		18	-	6.77	-	-	-
Corporate bonds	67,708	1,470	4.34		32,823	470	2.86	1,000	672	328
Small Business Administration-guaranteed participation securities	11,433	122	2.14		14,540	156	2.15	(34)	(33)	(1)
Other	710	15	4.23		698	15	4.30	-	1	(1)

Total securities available for sale	321,516	4,822	3.00		364,233	4,947	2.72	(125)	(543)	418

Federal funds sold and other short-term Investments	678,636	12,449	3.70		631,148	13,944	4.46	(1,495)	2,473	(3,968)

Mortgage backed securities and collateralized mortgage obligations-residential	4,089	91	4.48		5,101	111	4.35	(20)	(87)	67

Total held to maturity securities	4,089	91	4.48		5,101	111	4.35	(20)	(87)	67

Federal Reserve Bank and Federal Home Loan Bank stock	6,677	249	7.46		6,549	280	8.55	(31)	15	(46)

Commercial loans	317,420	8,911	5.61		302,173	8,426	5.58	485	428	57
Residential mortgage loans	4,504,163	92,431	4.11		4,386,418	85,851	3.92	6,580	2,346	4,234
Home equity lines of credit	469,267	14,558	6.26		421,498	13,265	6.35	1,293	1,825	(532)
Installment loans	10,300	422	8.26		12,744	465	7.36	(43)	(166)	123

Loans, net of unearned income	5,301,150	116,322	4.40		5,122,833	108,007	4.22	8,315	4,433	3,882

Total interest earning assets	6,312,068	133,933	4.25		6,129,864	127,289	4.16	6,644	6,291	353

Allowance for credit losses on loans	(52,983)				(50,627)
Cash & non-interest earning assets	221,773				202,590

Total assets	$6,480,858			$	$ 6,281,827

Liabilities and shareholders' equity

Deposits:
Interest bearing checking accounts	$1,072,787	$1,084	0.20%	$	$ 1,038,733	$1,094	0.21%	(10)	76	(86)
Money market accounts	446,303	3,183	1.44		469,952	4,075	1.75	(892)	(197)	(695)
Savings	1,070,121	1,378	0.26		1,088,408	1,467	0.27	(89)	(24)	(65)
Time deposits	2,222,120	37,220	3.38		2,069,998	38,178	3.72	(958)	5,859	(6,817)

Total interest bearing deposits	4,811,331	42,865	1.80		4,667,091	44,814	1.94	(1,949)	5,714	(7,663)
Short-term borrowings	112,672	770	1.38		82,125	356	0.87	414	162	252

Total interest bearing liabilities	4,924,003	43,635	1.79		4,749,216	$45,170	1.92	(1,535)	5,876	(7,411)

Demand deposits	809,007				769,923
Other liabilities	73,151				76,308
Shareholders' equity	674,697				686,380

Total liabilities and shareholders' equity	$6,480,858			$	$ 6,281,827

Net interest income , tax equivalent		90,298				$82,119		$8,179	$415	$7,764

Net interest spread			2.47%				2.24%

Net interest margin (net interest income to total interest earning assets)
			2.86%				2.68%

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the 2025 Form 10-K, the Company is subject to interest rate risk as its principal market risk.  As noted in the Management’s Discussion and Analysis for the three-month and six-month periods ended June 30, 2026 and 2025, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short term earning goals and also allows the Company to respond to changes in interest rates in the future.  Consequently, for the second quarter of 2026 and 2025, the Company had an average balance of Federal Funds sold and other short-term investments of $687.2 million and $648.5 million, respectively.  As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios.  TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.” Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

Management has determined that no additional disclosures are necessary to assess changes in information about market risk that have occurred since December 31, 2025.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of shares of its common stock during the three-months ended June 30, 2026:

Index
	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 1, 2026 through April 30, 2026	32,070	$47.41	32,070	1,445,704
May 1, 2026 through May 31, 2026	249,571	49.49	249,571	1,196,133
June 1, 2026 through June 30, 2026	197,500	52.92	197,500	998,633
Total	479,141	$50.76	479,141	998,633

(1)
On December 19, 2025, the Company’s Board authorized, and the Company announced, a share repurchase program of up to 2,000,000 shares, or approximately 11% of its then currently outstanding common stock. The program expires on December 31, 2026. During the three-months ended June 30, 2026, the Company repurchased a total of 479,141 shares at an average price per share of $50.76 for a total of $24.3 million under its Board authorized share repurchase program.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

10(a)	TrustCo Bank Corp NY Amended and Restated 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(a) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed May 20, 2026.

10(b)
Amendment No. 1 to the TrustCo Bank Corp NY Amended and Restated 2019 Equity Incentive Plan, incorporated by reference to Exhibit 10(b) to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed May 20, 2026.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 10, 2026