Form 10-Q
period 2026-09-30
TRUSTCO BANK CORP N Y
filed 2026-11-06
CIK 357301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to _________

Commission File Number 000-10592

TRUSTCO BANK CORP NY
(Exact name of registrant as specified in its charter)

NEW YORK	14-1630287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 SARNOWSKI DRIVE, GLENVILLE, NEW YORK
ATTENTION: CORPORATE SECRETARY	12302
(Address of principal executive offices)	(Zip Code)

(518) 377‑3311
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value	TRST	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Number of Shares Outstanding as of October 31, 2026

$1.00 Par Value	16,527,740

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

Index
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

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Interest and dividend income:
Interest and fees on loans	$60,875	$55,953	$177,197	$163,960
Interest and dividends on securities available for sale:
U. S. government sponsored enterprises	86	599	346	1,809
State and political subdivisions	-	1	-	1
Mortgage-backed securities and collateralized mortgage obligations - residential	1,509	1,583	4,464	4,679
Corporate bonds	820	265	2,290	735
Small Business Administration-guaranteed participation securities	56	72	178	228
Other securities	8	7	23	22
Total interest and dividends on securities available for sale	2,479	2,527	7,301	7,474

Interest on held to maturity securities:
Mortgage-backed securities and collateralized mortgage obligations - residential	43	52	134	163
Total interest on held to maturity securities	43	52	134	163

Federal Home Loan Bank stock	112	125	361	405
Interest on federal funds sold and other short-term investments	6,098	7,376	18,547	21,320
Total interest income	69,607	66,033	203,540	193,322

Interest expense:
Interest on deposits:
Interest-bearing checking	642	483	1,726	1,577
Savings accounts	730	741	2,108	2,208
Money market deposit accounts	1,597	2,065	4,780	6,140
Time deposits	19,245	19,427	56,465	57,605
Interest on short-term borrowings	354	198	1,124	554
Total interest expense	22,568	22,914	66,203	68,084

Net interest income	47,039	43,119	137,337	125,238
Provision for credit losses	850	250	2,450	1,200
Net interest income after provision for credit losses	46,189	42,869	134,887	124,038

Noninterest income:
Trustco financial services income	2,059	1,967	6,174	5,905
Fees for services to customers	2,409	2,429	7,236	7,340
Net gains on equity securities	56	-	900	-
Other	294	293	1,261	1,270
Total noninterest income	4,818	4,689	15,571	14,515

Noninterest expenses:
Salaries and employee benefits	12,776	12,727	38,042	36,497
Net occupancy expense	4,526	4,470	13,449	13,542
Equipment expense	2,306	1,938	6,410	5,800
Professional services	1,744	1,571	5,238	5,183
Outsourced services	2,800	2,492	8,204	7,652
Advertising expense	468	290	1,448	955
FDIC and other insurance	1,104	1,052	3,358	3,376
Other real estate (income) expense, net	(12)	8	150	558
Other	2,307	1,694	7,035	5,231
Total noninterest expenses	28,019	26,242	83,334	78,794

Income before taxes	22,988	21,316	67,124	59,759
Income taxes	5,670	5,058	16,556	14,187

Net income	$17,318	$16,258	$50,568	$45,572

Net income per share:
- Basic	$1.03	$0.87	$2.92	$2.41

- Diluted	$1.02	$0.86	$2.91	$2.41

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$17,318	$16,258	$50,568	$45,572

Net unrealized holding (loss) gain on securities available for sale	(8,599)	2,262	(11,284)	10,747
Tax effect	2,237	(589)	2,922	(2,790)

Net unrealized (loss) gain on securities available for sale, net of tax	(6,362)	1,673	(8,362)	7,957

Amortization of net actuarial gain	(718)	(517)	(2,152)	(1,551)
Amortization of prior service cost	4	2	10	9
Tax effect	185	134	556	401
Amortization of net actuarial gain and prior service cost on pension and postretirement plans, net of tax	(529)	(381)	(1,586)	(1,141)

Other comprehensive (loss) income, net of tax	(6,891)	1,292	(9,948)	6,816
Comprehensive income	$10,427	$17,550	$40,620	$52,388

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Financial Condition (Unaudited)
(dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS:

Cash and due from banks	$42,914	$50,569
Federal funds sold and other short term investments	554,402	679,858
Total cash and cash equivalents	597,316	730,427

Securities available for sale	294,023	310,418
Held to maturity securities ($3,562 and $4,389 fair value at September 30, 2026 and December 31, 2025, respectively)	3,640	4,339

Federal Home Loan Bank stock	6,756	6,601
Loans, net of deferred costs	5,454,286	5,252,460
Less:
Allowance for credit losses on loans	55,162	52,205
Net loans	5,399,124	5,200,255

Bank premises and equipment, net	42,266	40,707
Operating lease right-of-use assets	32,715	33,638
Other assets	118,220	114,315

Total assets	$6,494,060	$6,440,700

LIABILITIES:
Deposits:
Demand	$817,555	$814,908
Interest-bearing checking	1,077,289	1,077,141
Savings accounts	1,060,493	1,069,564
Money market deposit accounts	429,555	457,389
Time deposits	2,299,326	2,138,415
Total deposits	5,684,218	5,557,417

Short-term borrowings	98,108	120,054
Operating lease liabilities	35,075	36,391
Accrued expenses and other liabilities	45,334	40,249

Total liabilities	5,862,735	5,754,111

SHAREHOLDERS’ EQUITY:
Capital stock par value $1.00; 30,000,000 shares authorized; 20,118,509 shares issued at both September 30, 2026 and December 31, 2025,16,527,740 and 18,029,107 shares outstanding at September 30, 2026 and December 31, 2025, respectively	20,119	20,119
Surplus	261,758	260,333
Undivided profits	510,684	479,996
Accumulated other comprehensive income, net of tax	76	10,024
Treasury stock at cost - 3,590,769 and 2,089,402 shares at September 30, 2026 and December 31, 2025, respectively	(161,312)	(83,883)

Total shareholders’ equity	631,325	686,589

Total liabilities and shareholders’ equity	$6,494,060	$6,440,700

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except share and per share data)

				Accumulated
				Other
	Capital		Undivided	Comprehensive	Treasury
	Stock	Surplus	Profits	Income (Loss)	Stock	Total

Beginning balance, January 1, 2025	$20,097	$258,874	$446,503	$(3,861)	$(45,270)	$676,343

Net income	-	-	14,275	-	-	14,275
Other comprehensive income, net of tax	-	-	-	3,729	-	3,729
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,847)	-	-	(6,847)

Ending balance, March 31, 2025	$20,097	$259,182	$453,931	$(132)	$(45,270)	$687,808

Net income	-	-	15,039	-	-	15,039
Other comprehensive income, net of tax	-	-	-	1,795	-	1,795
Stock Based Compensation Expense	-	308	-	-	-	308
Cash dividend declared, $0.36 per share	-	-	(6,812)	-	-	(6,812)
Purchase of treasury stock 168,735 shares	-	-	-	-	(5,333)	(5,333)

Ending balance, June 30, 2025	$20,097	$259,490	$462,158	$1,663	$(50,603)	$692,805

Net income	-	-	16,258	-	-	16,258
Other comprehensive income, net of tax	-	-	-	1,292	-	1,292
Stock Based Compensation Expense	-	309	-	-	-	309
Exercise of stock option, net of repurchases	6	181	-	-	(198)	(11)
Cash dividend declared, $0.38 per share	-	-	(7,102)	-	-	(7,102)
Purchase of treasury stock 298,177 shares	-	-	-	-	(11,538)	(11,538)

Ending balance, September 30, 2025	$20,103	$259,980	$471,314	$2,955	$(62,339)	$692,013

Beginning balance, January 1, 2026	$20,119	$260,333	$479,996	$10,024	$(83,883)	$686,589

Net income	-	-	16,285	-	-	16,285
Other comprehensive loss, net of tax	-	-	-	(1,783)	-	(1,783)
Stock Based Compensation Expense	-	475	-	-	-	475
Purchase of treasury stock 522,226 shares	-	-	-	-	(23,905)	(23,905)
Cash dividend declared, $0.38 per share	-	-	(6,741)	-	-	(6,741)

Ending balance, March 31, 2026	$20,119	$260,808	$489,540	$8,241	$(107,788)	$670,920

Net Income	-	-	16,965	-	-	16,965
Other comprehensive loss, net of tax	-	-	-	(1,274)	-	(1,274)
Stock Based Compensation Expense	-	475	-	-	-	475
Purchase of treasury stock 479,141 shares	-	-	-	-	(24,569)	(24,569)
Cash dividend declared, $0.38 per share	-	-	(6,508)	-	-	(6,508)

Ending balance, June 30, 2026	$20,119	$261,283	$499,997	$6,967	$(132,357)	$656,009

Net Income	-	-	17,318	-	-	17,318
Other comprehensive loss, net of tax	-	-	-	(6,891)	-	(6,891)
Stock Based Compensation Expense	-	475	-	-	-	475
Purchase of treasury stock 500,000 shares	-	-	-	-	(28,955)	(28,955)
Cash dividend declared, $0.40 per share	-	-	(6,631)	-	-	(6,631)

Ending balance, September 30, 2026	$20,119	$261,758	$510,684	$76	$(161,312)	$631,325

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2026	2025

Cash flows from operating activities:
Net income	$50,568	$45,572

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,775	3,544
Amortization of right-of-use asset	4,944	4,992
Net gain on sale of other real estate owned	(17)	(40)
Writedown of other real estate owned	60	547
Net gain on sale of building	-	-
Provision for credit losses	2,450	1,200
Deferred tax expense	737	2,812
Net amortization of securities	550	680
Stock based compensation expense	1,425	925
Net gain on sale of bank premises and equipment	(20)	-
Net gain on securities transactions	(900)	-
Decrease (Increase) in taxes receivable	2,406	(5,732)
Increase in interest receivable	(1,705)	(1,362)
Decrease in interest payable	(148)	(301)
Increase in other assets	(1,798)	(2,159)
Decrease in operating lease liabilities	(5,337)	(5,635)
Increase (decrease) in accrued expenses and other liabilities	3,358	(3,910)
Total adjustments	9,780	(4,439)
Net cash provided by operating activities	60,348	41,133

Cash flows from investing activities:

Proceeds from sales, paydowns and calls of securities available for sale	39,427	54,469
Proceeds from paydowns of held to maturity securities	680	746
Purchases of securities available for sale	(59,847)	(76,113)
Proceeds from maturities of securities available for sale	25,000	70,050
Purchases of Federal Home Loan Bank stock	(155)	(94)
Net increase in loans	(201,746)	(93,367)
Proceeds from sale of securities transactions	900	-
Proceeds from dispositions of other real estate owned	245	531
Proceeds from dispositions of bank premises and equipment	74	-
Purchases of bank premises and equipment	(5,388)	(9,480)
Net cash used in investing activities	(200,810)	(53,258)

Cash flows from financing activities:

Net increase in deposits	126,801	90,290
Net change in short-term borrowings	(21,946)	12,968
Stock based award tax withholding payments	-	(11)
Purchases of treasury stock	(77,429)	(16,871)
Dividends paid	(20,075)	(20,507)
Net cash provided by financing activities	7,351	65,869
Net (decrease) increase in cash and cash equivalents	(133,111)	53,744
Cash and cash equivalents at beginning of period	730,427	641,812
Cash and cash equivalents at end of period	$597,316	$695,556

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest paid	$66,351	$68,385
Income taxes paid	14,137	14,368
Other non cash items:
Transfer of loans to other real estate owned	77	98
(Decrease) increase in dividends payable	(195)	254
Change in unrealized (loss) gain on securities available for sale-gross of deferred taxes	(11,284)	10,747
Change in deferred tax effect on unrealized loss (gain) on securities available for sale	2,922	(2,790)
Amortization of net actuarial gain and prior service cost on pension and postretirement plans	(2,142)	(1,542)
Change in deferred tax effect of amortization of net actuarial gain postretirement benefit plans	556	401

See accompanying notes to unaudited consolidated interim financial statements.

Index
TRUSTCO BANK CORP NY
Notes to Consolidated Interim Financial Statements
(Unaudited)

(1) Financial Statement Presentation

The unaudited Consolidated Interim Financial Statements of TrustCo Bank Corp NY (the “Company” or “TrustCo”) include the accounts of the Company’s subsidiary, Trustco Bank (also referred to as the “Bank”) and other subsidiaries after elimination of all significant intercompany accounts and transactions.  Prior period amounts are reclassified when necessary to conform to the current period presentation.  The net income reported for the three and nine months ended September 30, 2026 is not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any interim periods.  These financial statements consider events that occurred through the date of filing.

In the opinion of the management of the Company, the accompanying unaudited Consolidated Interim Financial Statements contain all recurring adjustments necessary to present fairly the financial condition as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025, and the cash flows for the nine months ended September 30, 2026 and 2025.  The accompanying unaudited Consolidated Interim Financial Statements should be read in conjunction with the Company’s year-end audited Consolidated Financial Statements, including notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.  The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the applicable rules of the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and notes necessary for a complete presentation of financial condition, results of operations and cash flow activity required in accordance with accounting principles generally accepted in the United States.

The accounting policies of the Company, as applied in the unaudited Consolidated Interim Financial Statements presented herein, are substantially the same as those followed on an annual basis in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 16, 2026.

Index
(2) Earnings Per Share

The Company computes earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”).   A reconciliation of the component parts of earnings per share for the three and nine months ended September 30, 2026 and 2025 is as follows:

(in thousands, except per share data)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$17,318	$16,258	$50,568	$45,572
Weighted average common shares	16,842	18,755	17,317	18,912
Effect of Dilutive Securities:
Stock Options and Restricted Stock Units	97	50	81	35
Weighted average common shares including potential dilutive shares	16,939	18,805	17,398	18,947

Basic EPS	$1.03	$0.87	$2.92	$2.41

Diluted EPS	$1.02	$0.86	$2.91	$2.41

For the three months and nine months ended September 30, 2026 and 2025 there were no weighted average antidilutive stock options excluded from dilutive earnings per share.

Index
(3) Benefit Plans

The table below outlines the components of the Company’s net periodic benefit recognized during the three and nine months ended September 30, 2026 and 2025 for its pension and other post-retirement benefit plans:

	Three months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2026	2025	2026	2025

Service cost	$-	$-	$5	$4
Interest cost	289	297	91	87
Expected return on plan assets	(952)	(862)	(429)	(380)
Amortization of net actuarial gain	(365)	(241)	(353)	(276)
Amortization of prior service cost	-	-	4	2
Net periodic benefit	$(1,028)	$(806)	$(682)	$(563)

	Nine months ended September 30,
	Pension Benefits		Other Postretirement Benefits
(dollars in thousands)	2026	2025	2026	2025

Service cost	$-	$-	$15	$13
Interest cost	868	890	271	260
Expected return on plan assets	(2,855)	(2,585)	(1,285)	(1,142)
Amortization of net actuarial gain	(1,095)	(723)	(1,057)	(828)
Amortization of prior service cost	-	-	10	9
Net periodic benefit	$(3,082)	$(2,418)	$(2,046)	$(1,688)

The Company does not expect to contribute to its pension and post-retirement benefit plans in 2026.  As of September 30, 2026, no contributions have been made; however, this decision is reviewed each quarter and is subject to change based upon market conditions.

Since 2003, the Company has not subsidized retiree medical insurance premiums.  However, it continues to provide medical benefits and post-retirement medical benefits to a limited number of current and retired executives in accordance with the terms of their employment contracts.

Index
(4) Investment Securities

(a) Debt Securities available for sale

The amortized cost and fair value of the debt securities available for sale are as follows:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$10,000	$-	$127	$9,873
State and political subdivisions	9	-	-	9
Mortgage backed securities and collateralized mortgage obligations - residential	220,654	-	23,966	196,688
Corporate bonds	79,975	-	2,541	77,434
Small Business Administration - guaranteed participation securities	10,208	-	902	9,306
Other	690	23	-	713
Total Securities Available for Sale	$321,536	$23	$27,536	$294,023

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U.S. government sponsored enterprises	$31,939	$18	$185	$31,772
State and political subdivisions	9	-	-	9
Mortgage backed securities and collateralized mortgage obligations - residential	221,611	543	15,864	206,290
Corporate bonds	59,972	99	139	59,932
Small Business Administration - guaranteed participation securities	12,427	-	717	11,710
Other	689	16	-	705

Total Securities Available for Sale	$326,647	$676	$16,905	$310,418

The following table categorizes the debt securities included in the available for sale portfolio as of September 30, 2026, based on the securities’ final maturity. Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty. Debt securities not due at a single maturity date are presented separately:

	September 30, 2026
	Amortized	Fair
(dollars in thousands)	Cost	Value

Due in one year or less	$49	$73
Due after one year through five years	90,625	87,956
Mortgage backed securities and collateralized mortgage obligations - residential	220,654	196,688
Small Business Administration - guaranteed participation securities	10,208	9,306
	$321,536	$294,023

Index
Gross unrealized losses on debt securities available for sale and the related fair values aggregated by the length of time that individual securities have been in an unrealized loss position, were as follows:

	September 30, 2026
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$9,873	$127	$-	$-	$9,873	$127
Mortgage backed securities and collateralized mortgage obligations - residential	49,501	2,299	147,187	21,667	196,688	23,966
Corporate bonds	58,502	1,490	18,932	1,051	77,434	2,541
Small Business Administration - guaranteed participation securities	-	-	9,306	902	9,306	902

Total	$117,876	$3,916	$175,425	$23,620	$293,301	$27,536

	December 31, 2025
	Less than		12 months
	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss

U.S. government sponsored enterprises	$1,998	$2	$24,756	$183	$26,754	$185
Mortgage backed securities and collateralized mortgage obligations - residential	-	-	178,551	15,864	178,551	15,864
Corporate bonds	34,842	139	-	-	34,842	139
Small Business Administration - guaranteed participation securities	-	-	11,710	717	11,710	717

Total	$36,840	$141	$215,017	$16,764	$251,857	$16,905

There was no allowance for credit losses recorded for debt securities available for sale during the three and nine months ended September 30, 2026 and 2025.

Index
The proceeds from sales, calls/paydowns and maturities of debt securities available for sale, gross realized gains and gross realized losses from sales, calls/paydowns and maturities during the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,
(dollars in thousands)	2026	2025

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	10,466	30,105
Proceeds from maturities	10,000	10,000
Gross realized gains	-	-
Gross realized losses	-	-

	Nine months ended September 30,
	2026	2025
(dollars in thousands)

Proceeds from sales	$-	$-
Proceeds from calls/paydowns	39,427	54,469
Proceeds from maturities	25,000	70,050
Gross realized gains	-	-
Gross realized losses	-	-

There were no transfers of debt securities available for sale during the three and nine months ended September 30, 2026 and 2025.

(b) Held to maturity securities

The amortized cost and fair value of the held to maturity securities are as follows:

	September 30, 2026
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$3,640	$13	$91	$3,562
Total held to maturity	$3,640	$13	$91	$3,562

	December 31, 2025
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

Mortgage backed securities and collateralized mortgage obligations - residential	$4,339	$90	$40	$4,389
Total held to maturity	$4,339	$90	$40	$4,389

Index
The following table categorizes the debt securities included in the held to maturity portfolio as of September 30, 2026, based on the securities’ final maturity.   Actual maturities may differ because of securities prepayments and the right of certain issuers to call or prepay their obligations without penalty.  Debt securities not due at a single maturity date are presented separately:

	September 30, 2026
(dollars in thousands)	Amortized	Fair
	Cost	Value
Mortgage backed securities and collateralized mortgage obligations - residential	$3,640	$3,562
	$3,640	$3,562

All held to maturity securities are held at amortized cost on the financial statements.

Gross unrecognized losses on held to maturity securities and the related fair values aggregated by the length of time that individual securities have been in an unrecognized loss position, were as follows:

September 30, 2026
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$1,384	$33	$1,089	$58	$2,473	$91

Total	$1,384	$33	$1,089	$58	$2,473	$91

December 31, 2025
	Less than		12 months
(dollars in thousands)	12 months		or more		Total
		Gross		Gross		Gross
	Fair	Unrec.	Fair	Unrec.	Fair	Unrec.
	Value	Loss	Value	Loss	Value	Loss
Mortgage backed securities and collateralized mortgage obligations - residential	$123	$-	$1,485	$40	$1,608	$40

Total	$123	$-	$1,485	$40	$1,608	$40

There were no sales or transfers of held to maturity securities during the three and nine months ended September 30, 2026 and 2025.

There was no allowance for credit losses recorded for held to maturity securities as of September 30, 2026 and December 31, 2025.  There was no credit loss expense recorded for held to maturity securities for the three and nine months ended September 30, 2026 and 2025.  As of September 30, 2026, there were no securities on non-accrual status and all securities were performing in accordance with contractual terms.

(c) Equity Securities

During the second quarter of 2026, TrustCo recognized an $844 thousand unrealized gain on equity securities resulting from the conversion of Visa Class B-2 shares into a combination of Visa Class B‑3 and Visa Class C shares and the fair-value recognition of the Class C shares received.  The Company sold all of its Visa Class C shares in the third quarter of 2026 and recorded an additional gain of $56 thousand, thus resulting in no remaining carrying value on the Company’s Statement of Financial Condition as of September 30, 2026.  The Company originally obtained the Visa Class B shares in 2008.

Index
(d) Securities in an unrealized loss position

As of September 30, 2026, the Company’s securities portfolio included certain securities which were in an unrealized loss position, and are discussed below.

U.S. government sponsored enterprises:

 In the case of unrealized losses on U.S. government sponsored enterprises, because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2026. As of September 30, 2026, two out of two securities were in an unrealized loss position.  All securities are performing.

Mortgage-backed securities and collateralized mortgage obligations – residential:

 At September 30, 2026, all mortgage-backed securities and collateralized mortgage obligations held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2026. As of September 30, 2026, 150 out of 163 securities were in an unrealized loss position.  All securities are performing.

Small Business Administration (SBA) - guaranteed participation securities:

At September 30, 2026, all of the SBA securities held by the Company were issued and guaranteed by the U.S. Small Business Administration.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2026. As of September 30, 2026, eight out of eight securities were in an unrealized loss position. All securities are performing.

Corporate Bonds:

 At September 30, 2026, corporate bonds held by the Company are investment grade quality.  Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the securities are investment grade rated and there were no material underlying credit downgrades during the third quarter of 2026. As of September 30, 2026, 13 out of 13 securities were in an unrealized loss position. All securities are performing.

Index
(5) Loan Portfolio and Allowance for Credit Losses

The following tables present loans by portfolio segment:
	September 30, 2026
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$261,270	$51,127	$312,397
Other	19,009	1,000	20,009
Real estate mortgage - 1 to 4 family:
First mortgages	2,906,695	1,639,022	4,545,717
Home equity loans	49,174	19,462	68,636
Home equity lines of credit	294,032	204,056	498,088
Installment	6,856	2,583	9,439
Total loans, net	$3,537,036	$1,917,250	5,454,286
Less: Allowance for credit losses on loans			55,162
Net loans			$5,399,124

*Includes New York, New Jersey, Vermont and Massachusetts.

	December 31, 2025
(dollars in thousands)	New York and
	other states*	Florida	Total
Commercial:
Commercial real estate	$245,799	$49,308	$295,107
Other	17,841	495	18,336
Real estate mortgage - 1 to 4 family:
First mortgages	2,794,515	1,604,709	4,399,224
Home equity loans	46,421	17,615	64,036
Home equity lines of credit	265,060	199,141	464,201
Installment	8,497	3,059	11,556
Total loans, net	$3,378,133	$1,874,327	5,252,460
Less: Allowance for credit losses on loans			52,205
Net loans			$5,200,255

*Includes New York, New Jersey, Vermont and Massachusetts.

At September 30, 2026 and December 31, 2025, the Company had approximately $45.7 million and $41.9 million of real estate construction loans, respectively.  Of the $45.7 million in real estate construction loans at September 30, 2026, approximately $14.5 million are secured by first mortgages to residential borrowers while approximately $31.2 million are to commercial borrowers for residential construction projects.  Of the $41.9 million in real estate construction loans at December 31, 2025, approximately $11.9 million were secured by first mortgages to residential borrowers while approximately $30.0 million were to commercial borrowers for residential construction projects. At September 30, 2026 and December 31, 2025, the vast majority of construction loans were in the Company’s New York market.

Index
Allowance for credit losses on loans

The level of the ACLL is based on factors that influence management’s current estimate of expected credit losses, including past events and current conditions. There were no changes in the Company’s methodology for the allowance for credit losses on loans for the period ended September 30, 2026. The Company selected the baseline economic forecast for the allowance for credit losses based on current market conditions and portfolio trends. In addition, the Company’s four quarter forecast period and four quarter straight line reversion has not changed for the period ended September 30, 2026.

The Company recorded a provision for credit losses of $850 thousand for the three months ended September 30, 2026, which is the result a provision for credit losses on loans of $1.05 million, and a benefit for credit losses on unfunded commitments of $200 thousand.  The Company recorded a provision for credit losses of $2.5 million for the nine months ended September 30, 2026, which is the result of a provision for credit losses on loans of $2.8 million, and benefit for credit losses on unfunded commitments of $350 thousand.

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

Activity in the allowance for credit losses on loans by portfolio segment for the three months ended September 30, 2026 and 2025 is summarized as follows:

	For the three months ended September 30, 2026
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,379	$50,555	$148	$54,082
Loans charged off:
New York and other states*	-	-	4	4
Florida	-	-	15	15
Total loan chargeoffs	-	-	19	19

Recoveries of loans previously charged off:
New York and other states*	-	44	5	49
Florida	-	-	-	-
Total recoveries	-	44	5	49
Net loan (recoveries) charged off	-	(44)	14	(30)
Provision (credit) for credit losses	92	952	6	1,050
Balance at end of period	$3,471	$51,551	$140	$55,162

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the three months ended September 30, 2025
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,134	$47,877	$254	$51,265
Loans charged off:
New York and other states*	-	-	2	2
Florida	-	-	20	20
Total loan chargeoffs	-	-	22	22

Recoveries of loans previously charged off:
New York and other states*	-	194	4	198
Florida	-	-	-	-
Total recoveries	-	194	4	198
Net loan (recoveries) charged off	-	(194)	18	(176)
Provision for credit losses	(3)	446	7	450
Balance at end of period	$3,131	$48,517	$243	$51,891

* Includes New York, New Jersey, Vermont and Massachusetts.

Activity in the allowance for credit losses on loans by portfolio segment for the nine months ended September 30, 2026 and 2025 is summarized as follows:

	For the nine months ended September 30, 2026
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,081	$48,895	$229	$52,205
Loans charged off:
New York and other states*	19	-	24	43
Florida	-	-	34	34
Total loan chargeoffs	19	-	58	77

Recoveries of loans previously charged off:
New York and other states*	-	159	35	194
Florida	40	-	-	40
Total recoveries	40	159	35	234
Net loans (recoveries) charged off	(21)	(159)	23	(157)
Provision (credit) for credit losses	369	2,497	(66)	2,800
Balance at end of period	$3,471	$51,551	$140	$55,162

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	For the nine months ended September 30, 2025
(dollars in thousands)		Real Estate
		Mortgage-
	Commercial	1 to 4 Family	Installment	Total
Balance at beginning of period	$3,420	$46,636	$192	$50,248
Loans charged off:
New York and other states*	4	99	49	152
Florida	-	-	129	129
Total loan chargeoffs	4	99	178	281

Recoveries of loans previously charged off:
New York and other states*	7	373	29	409
Florida	315	-	-	315
Total recoveries	322	373	29	724
Net loan (recoveries) charged off	(318)	(274)	149	(443)
(Credit) provision for credit losses	(607)	1,607	200	1,200
Balance at end of period	$3,131	$48,517	$243	$51,891

* Includes New York, New Jersey, Vermont and Massachusetts.

The following tables present the balance in the allowance for credit losses on loans by portfolio segment and based on impairment evaluation as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,471	51,551	140	55,162

Total ending allowance balance	$3,471	$51,551	$140	$55,162

Loans:
Individually evaluated for impairment	$2,095	$23,709	$38	$25,842
Collectively evaluated for impairment	330,311	5,088,732	9,401	5,428,444

Total ending loans balance	$332,406	$5,112,441	$9,439	$5,454,286

	As of December 31, 2025
(dollars in thousands)		1-to-4 Family
	Commercial	Residential	Installment
	Loans	Real Estate	Loans	Total
Allowance for credit losses on loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$-
Collectively evaluated for impairment	3,081	48,895	229	52,205

Total ending allowance balance	$3,081	$48,895	$229	$52,205

Loans:
Individually evaluated for impairment	$2,083	$23,663	$22	$25,768
Collectively evaluated for impairment	311,360	4,903,798	11,534	5,226,692

Total ending loans balance	$313,443	$4,927,461	$11,556	$5,252,460

Index
The Company’s allowance for credit losses on unfunded commitments is recognized as a liability (accrued expenses and other liabilities) with adjustments to the reserve recognized in provision for credit losses in the consolidated statements of income.

The Company’s activity in the allowance for credit losses on unfunded commitments for the three and nine months ended September 30, 2026 and 2025 was as follows:

(In thousands)	For the three months ended September 30, 2026

Balance at June 30, 2026	$1,712
Benefit for credit losses	(200)
Balance at September 30, 2026	$1,512

For the nine months ended

(In thousands)	September 30, 2026
Balance at January 1, 2026	$1,862
Benefit for credit losses	(350)
Balance at September 30, 2026	$1,512

For the three
months ended
(In thousands)	September 30, 2025
Balance at June 30, 2025	$1,962
Benefit for credit losses	(200)
Balance at September 30, 2025	$1,762

For the nine
months ended
(In thousands)	September 30, 2025
Balance at January 1, 2025	$1,762
Provision for credit losses	-
Balance at September 30, 2025	$1,762

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

For homogeneous loan pools, such as residential mortgages, home equity lines of credit, and installment loans, the Company uses payment status to identify the credit risk in these loan portfolios. Payment status is reviewed on a daily basis by the Bank’s collection area and on a monthly basis with respect to determining the adequacy of the allowance for credit losses on loans. The payment status of these homogeneous pools as of September 30, 2026 and December 31, 2025 is also included in the aging of the past due loans table. Nonperforming loans shown in the table below were loans on nonaccrual status and loans over 90 days past due and accruing.

Index
As of September 30, 2026 and December 31, 2025 and based on the most recent analysis performed, the risk category of loans by class of loans, and gross charge-offs year to date for each loan type by origination year was as follows:

Loan Credit Quality	As of September 30, 2026
(in thousands)	Term Loans Amortized Cost Basis by Origination Year

	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$42,267	$47,755	$40,231	$44,383	$62,006	$67,928	$4,874	$-	$309,444
Special Mention	-	-	-	-	233	46	-	-	279
Substandard	-	-	890	-	1,309	475	-	-	2,674
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Loans	$42,267	$47,755	$41,121	$44,383	$63,548	$68,449	$4,874	$-	$312,397

Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$19	$-	$-	$-	$19
	$-	$-	$-	$-	$19	$-	$-	$-	$19

Commercial Other:
Risk rating
Pass	$3,699	$3,666	$856	$5,248	$1,028	$1,595	$3,872	$-	$19,964
Special mention	-	-	-	45	-	-	-	-	45
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$3,699	$3,666	$856	$5,293	$1,028	$1,595	$3,872	$-	$20,009

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$419,274	$373,610	$280,729	$340,436	$474,360	$2,638,452	$2,634	$-	$4,529,495
Nonperforming	-	-	721	1,061	1,832	12,447	161	-	16,222
Total First Mortgage:	$419,274	$373,610	$281,450	$341,497	$476,192	$2,650,899	$2,795	$-	$4,545,717

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Loans:
Risk rating
Performing	$12,946	$15,323	$4,457	$6,329	$3,874	$25,269	$-	$-	$68,198
Nonperforming	-	15	-	-	66	357	-	-	438
Total Home Equity Loans:	$12,946	$15,338	$4,457	$6,329	$3,940	$25,626	$-	$-	$68,636

Home Equity Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Lines of Credit:
Risk rating
Performing	$599	$1,596	$3,095	$766	$1,159	$31,935	$456,577	$-	$495,727
Nonperforming	-	-	187	130	60	1,713	271	-	2,361
Total Home Equity Credit Lines:	$599	$1,596	$3,282	$896	$1,219	$33,648	$456,848	$-	$498,088

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Installments:
Risk rating
Performing	$1,746	$2,220	$1,275	$1,835	$847	$669	$809	$-	$9,401
Nonperforming	-	-	4	-	33	1	-	-	38
Total Installments	$1,746	$2,220	$1,279	$1,835	$880	$670	$809	$-	$9,439

Installments Loans:
Current-period Gross writeoffs	$-	$22	$1	$18	$8	$9	$-	$-	$58
	$-	$22	$1	$18	$8	$9	$-	$-	$58

Index
Loan Credit Quality
(in thousands)	As of December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loan Converted to Term	Total
Commercial :
Risk rating
Pass	$47,620	$47,818	$49,673	$65,902	$21,050	$55,543	$4,694	$-	$292,300
Special Mention	-	-	-	237	-	-	-	-	237
Substandard	-	890	-	990	-	690	-	-	2,570
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Loans	$47,620	$48,708	$49,673	$67,129	$21,050	$56,233	$4,694	$-	$295,107

Commercial Loans:	$-	$-	$-	$-	$4	$-	$-	$-	$4
Current-period Gross writeoffs	$-	$-	$-	$-	$4	$-	$-	$-	$4

Commercial Other:
Risk rating
Pass	$4,453	$1,322	$6,346	$1,228	$136	$1,218	$3,538	$-	$18,241
Special mention	-	-	-	-	-	-	45	-	45
Substandard	-	10	-	-	1	-	39	-	50
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial Real Estate Loans	$4,453	$1,332	$6,346	$1,228	$137	$1,218	$3,622	$-	$18,336

Other Commercial Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential First Mortgage:
Risk rating
Performing	$382,926	$307,952	$366,470	$499,812	$757,834	$2,066,631	$1,653	$-	$4,383,278
Nonperforming	-	171	1,213	1,202	1,636	11,724	-	-	15,946
Total First Mortgage:	$382,926	$308,123	$367,683	$501,014	$759,470	$2,078,355	$1,653	$-	$4,399,224

Residential First Mortgage Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$99	$-	$-	$99
	$-	$-	$-	$-	$-	$99	$-	$-	$99

Home Equity Loans:
Risk rating
Performing	$17,600	$5,386	$7,138	$4,384	$5,328	$23,770	$-	$-	$63,606
Nonperforming	-	-	-	66	-	364	-	-	430
Total Home Equity Loans:	$17,600	$5,386	$7,138	$4,450	$5,328	$24,134	$-	$-	$64,036

Home Equity Lines Loans:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity Credit Lines:
Risk rating
Performing	$1,718	$3,985	$1,471	$1,196	$1,504	$19,145	$432,926	$-	$461,945
Nonperforming	-	-	-	-	-	1,879	377	-	2,256
Total Home Equity Credit Lines:	$1,718	$3,985	$1,471	$1,196	$1,504	$21,024	$433,303	$-	$464,201

Home Equity Lines of Credit:
Current-period Gross writeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-
	$-	$-	$-	$-	$-	$-	$-	$-	$-

Installments:
Risk rating
Performing	$3,089	$1,973	$3,191	$1,542	$257	$561	$892	$-	$11,505
Nonperforming	-	-	4	46	-	1	-	-	51
Total Installments	$3,089	$1,973	$3,195	$1,588	$257	$562	$892	$-	$11,556

Installments Loans:
Current-period Gross writeoffs	$9	$102	$17	$20	$27	$42	$-	$-	$217
	$9	$102	$17	$20	$27	$42	$-	$-	$217

Index
The following tables present the aging of the amortized cost in past due loans by loan class and by region as of September 30, 2026 and December 31, 2025:

The following table presents the aging of the recorded investment in past due loans by loan class and by region:

	As of September 30, 2026

New York and other states*:	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$342	$-	$2,002		$2,344	$258,926	$261,270
Other	-	88	7		95	18,914	19,009
Real estate mortgage - 1 to 4 family:
First mortgages	2,526	1,816	6,715		11,057	2,895,638	2,906,695
Home equity loans	17	35	256		308	48,866	49,174
Home equity lines of credit	951	309	678		1,938	292,094	294,032
Installment	4	11	11		26	6,830	6,856

Total	$3,840	$2,259	$9,669		$15,768	$3,521,268	$3,537,036

Florida:	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-		$-	$51,127	$51,127
Other	-	-	-		-	1,000	1,000
Real estate mortgage - 1 to 4 family:
First mortgages	3,168	276	1,623		5,067	1,633,955	1,639,022
Home equity loans	24	-	15		39	19,423	19,462
Home equity lines of credit	408	83	397		888	203,168	204,056
Installment	21	73	4		98	2,485	2,583

Total	$3,621	$432	$2,039		$6,092	$1,911,158	$1,917,250

Total:	30-59	60-89	90	+	Total
	Days	Days	Days		30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due		Past Due	Current	Loans

Commercial:
Commercial real estate	$342	$-	$2,002		$2,344	$310,053	$312,397
Other	-	88	7		95	19,914	20,009
Real estate mortgage - 1 to 4 family:
First mortgages	5,694	2,092	8,338		16,124	4,529,593	4,545,717
Home equity loans	41	35	271		347	68,289	68,636
Home equity lines of credit	1,359	392	1,075		2,826	495,262	498,088
Installment	25	84	15		124	9,315	9,439

Total	$7,461	$2,691	$11,708		$21,860	$5,432,426	$5,454,286

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
	As of December 31, 2025

New York and other states*:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$1,984	$1,984	$243,815	$245,799
Other	-	-	7	7	17,834	17,841
Real estate mortgage - 1 to 4 family:
First mortgages	3,174	1,790	6,830	11,794	2,782,721	2,794,515
Home equity loans	50	-	266	316	46,105	46,421
Home equity lines of credit	370	176	1,158	1,704	263,356	265,060
Installment	5	32	7	44	8,453	8,497

Total	$3,599	$1,998	$10,252	$15,849	$3,362,284	$3,378,133

Florida:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$-	$-	$49,308	$49,308
Other	-	-	-	-	495	495
Real estate mortgage - 1 to 4 family:
First mortgages	1,683	978	2,149	4,810	1,599,899	1,604,709
Home equity loans	369	-	-	369	17,246	17,615
Home equity lines of credit	671	116	92	879	198,262	199,141
Installment	46	-	22	68	2,991	3,059

Total	$2,769	$1,094	$2,263	$6,126	$1,868,201	$1,874,327

Total:	30-59	60-89	90+	Total
	Days	Days	Days	30+ days		Total
(dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial:
Commercial real estate	$-	$-	$1,984	$1,984	$293,123	$295,107
Other	-	-	7	7	18,329	18,336
Real estate mortgage - 1 to 4 family:
First mortgages	4,857	2,768	8,979	16,604	4,382,620	4,399,224
Home equity loans	419	-	266	685	63,351	64,036
Home equity lines of credit	1,041	292	1,250	2,583	461,618	464,201
Installment	51	32	29	112	11,444	11,556

Total	$6,368	$3,092	$12,515	$21,975	$5,230,485	$5,252,460

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
At September 30, 2026 and December 31, 2025, there were no loans that were 90 days past due and still accruing interest.  As a result, non-accrual loans include all loans 90 days or more past due, as well as certain loans less than 90 days past due that were placed on non-accrual status for reasons other than delinquent status.  There are no commitments to extend further credit on non-accrual or restructured loans.

The Company transfers loans to other real estate owned, at fair value less cost to sell, in the period the Company obtains physical possession of the property (through foreclosure or through a deed in lieu).  Other real estate owned is included in other assets on the Consolidated Statements of Financial Condition.  As of September 30, 2026 other real estate owned included $1.0 million and $147 thousand of commercial and residential foreclosed properties, respectively.  In addition, non-accrual residential mortgage loans that are in the process of foreclosure had an amortized cost of $7.2 million as of September 30, 2026. As of December 31, 2025 other real estate owned included $1.4 million of residential and commercial foreclosed properties.  In addition, non-accrual residential mortgage loans that were in the process of foreclosure had an amortized cost of $9.1 million as of December 31, 2025.

Loans individually evaluated for impairment are non-accrual residential loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications made to borrowers experiencing financial difficulty. As of September 30, 2026 and December 31, 2025, there was no allowance for credit losses based on the loans individually evaluated for impairment.

Residential and installment non-accrual loans which are not loan modifications made to borrowers experiencing financial difficulty or greater than 180 days delinquent are collectively evaluated to determine the allowance for credit loss.

Index
The following tables present the amortized cost basis in non-accrual loans by portfolio segment:

	As of September 30, 2026
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$2,001	$-	$2,001
Other	7	-	7
Real estate mortgage - 1 to 4 family:
First mortgages	11,857	4,365	16,222
Home equity loans	419	19	438
Home equity lines of credit	1,777	584	2,361
Installment	19	19	38
Total nonperforming loans	$16,080	$4,987	$21,067

* Includes New York, New Jersey, Vermont and Massachusetts.

	As of December 31, 2025
(dollars in thousands)	New York and other states*	Florida	Total
Loans in non-accrual status:
Commercial:
Commercial real estate	$1,983	$-	$1,983
Other	7	-	7
Real estate mortgage - 1 to 4 family:
First mortgages	12,241	3,705	15,946
Home equity loans	425	5	430
Home equity lines of credit	1,917	338	2,255
Installment	29	22	51
Total nonperforming loans	$16,602	$4,070	$20,672

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Commercial:
Commercial real estate	$2,001	$-	-
Other	7	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	14,789	1,433	-
Home equity loans	400	38	-
Home equity lines of credit	2,192	169	-
Installment	23	15	-
Total	$19,412	$1,655	-

	As of December 31, 2025
(dollars in thousands)	Non-accrual With No Allowance for Credit Loss	Non-accrual With Allowance for Credit Loss	Loans Past Due Over 89 Days Still Accruing
Commercial:
Commercial real estate	$1,983	$-	-
Other	7	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	14,324	1,622	-
Home equity loans	419	11	-
Home equity lines of credit	2,010	245	-
Installment	22	29	-
Total	$18,765	$1,907	-

The non-accrual balance of $1.7 million and $1.9 million was collectively evaluated and the associated allowance for credit losses on loans was determined not to be material as of September 30, 2026 and December 31, 2025, respectively.

A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. Expected credit losses for the collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Index
The following tables present the amortized cost basis of individually analyzed collateral dependent loans by portfolio segment as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026 Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$2,089	$-	$-
Other	-	-	6
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	20,574	-	-
Home equity loans	489	-	-
Home equity lines of credit	2,646	-	-
Installment	-	-	38
Total	$25,798	$-	$44

	As of December 31, 2025 Type of Collateral
(dollars in thousands)
	Real Estate	Investment Securities/Cash	Other
Commercial:
Commercial real estate	$2,076	$-	$-
Other	-	-	7
Real estate mortgage - 1 to 4 family:	-	-	-
First mortgages	20,591	-	-
Home equity loans	511	-	-
Home equity lines of credit	2,561	-	-
Installment	-	-	22
Total	$25,739	$-	$29

The Company has not committed to lend additional amounts to customers with outstanding loans that are modified.  Interest income recognized on loans that are individually evaluated was not material during the three or nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and 2025 loans individually evaluated included approximately $6.4 million and $6.9 million, respectively, of loans in accruing status that were identified as loan modifications in accordance with regulatory guidance related to Chapter 7 bankruptcy loans.

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

Index
The following table presents the amortized cost basis of loans at September 30, 2026 and 2025 that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2026 and 2025, by class and by type of modification.  The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:
For the three months ended:

New York and other states*:	September 30, 2026			September 30, 2025
(dollars in thousands)	Payment Delay		% of Total Class of Loans	Payment Delay	% of Total Class of Loans

Commercial:
Commercial real estate		$-	-	$-	-
Other		-	-	-	-
Real estate mortgage - 1 to 4 family:		-	-
First mortgages		-	-	-	-
Home equity loans		-	-	-	-
Home equity lines of credit		-	-	-	-
Installment		-	-	-	-

Total	$			$-	0.00%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-
First mortgages	-	-	283	0.02%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$-	-	$283	0.02%

Total

	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-	283	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$-	-	$283	0.01%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the nine months ended:

New York and other states*:	September 30, 2026		September 30, 2025
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:	-	-
First mortgages	304	0.01%	392	0.01%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	122	0.05%
Installment	-	-	-	-

Total	$304	0.01%	$514	0.02%

Florida:
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:		-		-
First mortgages	268	0.02%	283	0.02%
Home equity loans	-	-	-	-
Home equity lines of credit	-	-	-	-
Installment	-	-	-	-

Total	$268	0.01%	$283	0.02%

Total
	Payment	% of Total Class	Payment	% of Total Class
(dollars in thousands)	Delay	of Loans	Delay	of Loans

Commercial:
Commercial real estate	$-	-	$-	-
Other	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	572	0.01%	675	0.03%
Home equity loans	-	-	-
Home equity lines of credit	-	-	122	0.00%
Installment	-	-	-	-

Total	$572	0.01%	$797	0.02%

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The Bank closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of such loans that have been modified during the last 12 months as of September 30, 2026 and 2025:

As of September 30, 2026

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	70	-	-	234	304
Home equity loans	-	-	-		-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$70	$-	$-	$234	$304

Florida:		30-59	60-89	90	+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due		Total

Commercial:
Commercial real estate	$-	$-	$-	$-		$-
Other	-	-	-			-
Real estate mortgage - 1 to 4 family:
First mortgages	732	-	-	-		732
Home equity loans	-	-	-	-		-
Home equity lines of credit	-	-	-	-		-
Installment	-	-	-	-		-

Total	$732	$-	$-	$-		$732

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	802	-	-	234	1,036
Home equity loans	-	-	-	-	-
Home equity lines of credit	-	-	-	-	-
Installment	-	-	-	-	-

Total	$802	$-	$-	$234	$1,036

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
		As of September 30, 2025

New York and other states*:		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	154	-	238	-	392
Home equity loans	18	-	-		18
Home equity lines of credit	-	122	-	-	122
Installment	-	-	-	-	-

Total	$172	$122	$238	$-	$532

Florida:		30-59	60-89	90	+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due		Total

Commercial:
Commercial real estate	$-	$-	$-	$-		$-
Other	-	-	-			-
Real estate mortgage - 1 to 4 family:
First mortgages	283	-	-	-		283
Home equity loans	-	-	-	-		-
Home equity lines of credit	47	-	-	-		47
Installment	-	-	-	-		-

Total	$330	$-	$-	$-		$330

Total		30-59	60-89	90+
		Days	Days	Days
(dollars in thousands)	Current	Past Due	Past Due	Past Due	Total

Commercial:
Commercial real estate	$-	$-	$-	$-	$-
Other	-	-	-	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	437	-	238	-	675
Home equity loans	18	-	-	-	18
Home equity lines of credit	47	122	-	-	169
Installment	-	-	-	-	-

Total	$502	$122	$238	$-	$862

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The following tables describe the financial effect of the modifications made to borrowers experiencing financial difficulty:

For the three months ended:

	September 30, 2026	September 30, 2025
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	-
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	-	-

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	9
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	-	9

	Weighted	Weighted
Total	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	-	9
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	-	9

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
For the nine months ended:

	September 30, 2026	September 30, 2025
	Weighted	Weighted
New York and other states*:	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	24	24
Home equity loans	-	-
Home equity lines of credit	-	24
Installment	-	-

Total	24	48

	Weighted	Weighted
Florida:	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	7	9
Home equity loans	-	-
Home equity lines of credit	-	-
Installment	-	-

Total	7	9

	Weighted	Weighted
Total	Average	Average
	Payment	Payment
	Delay (Months)	Delay (Months)

Commercial:
Commercial real estate	-	-
Other	-	-
Real estate mortgage - 1 to 4 family:
First mortgages	31	33
Home equity loans	-	-
Home equity lines of credit	-	24
Installment	-	-

Total	31	57

* Includes New York, New Jersey, Vermont and Massachusetts.

Index
The addition of these loan modifications did not have a significant impact on the allowance for credit losses on loans. Generally, the nature of the modifications that resulted in them being classified as a loan modification was the borrower filing for bankruptcy protection. There was one loan modification totaling $234 thousand for residential mortgages that defaulted during the three and nine months ended September 30, 2026 which had been classified as a loan modification within the prior twelve months. There was one loan modification totaling $238 thousand for residential mortgages and one home equity line of credit loan modification totaling $122 thousand that defaulted during the three and nine months ended September 30, 2025 which had been classified as a loan modification within the prior twelve months.

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

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2026 and 2025.

Index
Assets and liabilities measured at fair value under ASC 820 on a recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2026 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

U.S. government sponsored enterprises	$9,873	$-	$9,873	$-
State and political subdivisions	9	-	9	-
Mortgage backed securities and collateralized mortgage obligations - residential	196,688	-	196,688	-
Corporate bonds	77,434	-	77,434	-
Small Business Administration- guaranteed participation securities	9,306	-	9,306	-
Other securities	713	-	713	-

Total securities available for sale	$294,023	$-	$294,023	$-

	Fair Value Measurements at
	December 31, 2025 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)

Securities available for sale:
U.S. government sponsored enterprises	$31,772	$-	$31,772	$-
State and political subdivisions	9	-	9	-
Mortgage backed securities and collateralized mortgage obligations - residential	206,290	-	206,290	-
Corporate bonds	59,932	-	59,932	-
Small Business Administration- guaranteed participation securities	11,710	-	11,710	-
Other securities	705	-	705	-

Total securities available for sale	$310,418	$-	$310,418	$-

Index
Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
September 30, 2026 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
(dollars in thousands)	Value	(Level 1)	(Level 2)	(Level 3)	Valuation technique	Unobservable inputs	Range (Weighted Average)

Other real estate owned	$1,183	$-	$-	$1,183	Sales comparison	Adjustments for	0% - 12% (6%)
					approach	differences between
comparable sales
Individually evaluated loans:
Commercial	156	-	-	156	Sales comparison	Adjustments for	0% - 52% (26%)
					approach	differences between
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
comparable sales

Other real estate owned that is carried at fair value less costs to sell was approximately $1.2 million at September 30, 2026 and consisted of residential and commercial real estate properties. Valuation charges of $30 thousand and $60 thousand were included in earnings for the three and nine months ended September 30, 2026, respectively.

Of the total individually evaluated loans of $25.8 million at September 30, 2026, there were commercial loans that were collateral dependent and are carried at fair value measured on a non-recurring basis.  Due to the sufficiency of charge-offs taken on these loans and the adequacy of the underlying collateral, there were no individually analyzed reserves for these loans at September 30, 2026. The carrying balances of these loans were $175 thousand and there were $19 thousand in charge-offs related to commercial loans included in the table above as of September 30, 2026.

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

Index
In accordance with FASB Topic 825, Financial Instruments (“ASC 825”), the carrying amounts and estimated fair values of financial instruments, at September 30, 2026 and December 31, 2025 are as follows:

(dollars in thousands)		Fair Value Measurements at
	Carrying	September 30, 2026 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$597,316	$597,316	$-	$-	$597,316
Securities available for sale	294,023		294,023	-	294,023
Held to maturity securities	3,640	-	3,562	-	3,562
Federal Home Loan Bank stock	6,756	N/A	N/A	N/A	N/A
Net loans	5,399,124	-	-	4,996,872	4,996,872
Accrued interest receivable	15,533	732	1,220	13,581	15,533
Financial liabilities:
Demand deposits	817,555	817,555	-	-	817,555
Interest bearing deposits	4,866,663	2,567,337	2,284,859	-	4,852,196
Short-term borrowings	98,108	-	98,108	-	98,108
Accrued interest payable	3,498	123	3,375	-	3,498

(dollars in thousands)		Fair Value Measurements at
	Carrying	December 31, 2025 Using:
	Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$730,427	$730,427	$-	$-	$730,427
Securities available for sale	310,418	-	310,418	-	310,418
Held to maturity securities	4,339	-	4,389	-	4,389
Federal Home Loan Bank stock	6,601	N/A	N/A	N/A	N/A
Net loans	5,200,255	-	-	4,803,366	4,803,366
Accrued interest receivable	13,828	325	1,266	12,237	13,828
Financial liabilities:
Demand deposits	814,908	814,908	-	-	814,908
Interest bearing deposits	4,742,509	2,604,094	2,132,833	-	4,736,927
Short-term borrowings	120,054	-	120,054	-	120,054
Accrued interest payable	3,646	159	3,487	-	3,646

Index
(7) Accumulated Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of tax for the three and nine months ended September 30, 2026 and 2025:
	Three months ended September 30, 2026
			Amount
		Other	reclassified	Other
		Comprehensive	from Accumulated	Comprehensive loss-
	Balance at	loss-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2026	Reclassifications	Income	9/30/2026	9/30/2026

Net unrealized holding loss on securities available for sale, net of tax	$(14,055)	$(6,362)	$-	$(6,362)	$(20,417)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	26,962	-	-	-	26,962
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(5,940)	-	(529)	(529)	(6,469)

Accumulated other comprehensive income (loss), net of tax	$6,967	$(6,362)	$(529)	$(6,891)	$76

	Three months ended September 30, 2025
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	income-
	Balance at	income-Before	Other Comprehensive	Three months ended	Balance at
(dollars in thousands)	7/1/2025	Reclassifications	Income	9/30/2025	9/30/2025

Net unrealized holding loss on securities available for sale, net of tax	$(15,429)	$1,673	$-	$1,673	$(13,756)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(4,174)	-	(381)	(381)	(4,555)

Accumulated other comprehensive (loss) income, net of tax	$1,663	$1,673	$(381)	$1,292	$2,955

	Nine months ended September 30, 2026
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	loss-
	Balance at	loss-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2026	Reclassifications	Income	9/30/2026	9/30/2026

Net unrealized holding loss on securities available for sale, net of tax	$(12,055)	$(8,362)	-	$(8,362)	$(20,417)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	26,962	-	-	-	26,962
Net change in net actuarial gain and prior service cost on pension and postretirement benefit plans, net of tax	(4,883)	-	(1,586)	(1,586)	(6,469)

Accumulated other comprehensive income (loss), net of tax	$10,024	$(8,362)	$(1,586)	$(9,948)	$76

	Nine months ended September 30, 2025
			Amount
		Other	reclassified	Other Comprehensive
		Comprehensive	from Accumulated	income-
	Balance at	income-Before	Other Comprehensive	Nine months ended	Balance at
(dollars in thousands)	1/1/2025	Reclassifications	Income	9/30/2025	9/30/2025

Net unrealized holding loss on securities available for sale, net of tax	$(21,713)	$7,957	$-	$7,957	$(13,756)
Net change in overfunded position in pension and postretirement plans arising during the year, net of tax	21,266	-	-	-	21,266
Net change in net actuarial gain and prior service credit on pension and postretirement benefit plans, net of tax	(3,414)	-	(1,141)	(1,141)	(4,555)

Accumulated other comprehensive (loss) income, net of tax	$(3,861)	$7,957	$(1,141)	$6,816	$2,955

The following represents the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025:

Index
(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Amortization of pension and postretirement benefit items:
Amortization of net actuarial gain	$718	$517	$2,152	$1,551
Amortization of prior service cost	(4)	(2)	(10)	(9)
Income tax benefit	(185)	(134)	(556)	(401)
Net of tax	529	381	1,586	1,141

Total reclassifications, net of tax	$529	$381	$1,586	$1,141

(8) Revenue from Contracts with Customers

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within non-interest income. The following table presents the Company’s sources of non-interest income for the three months and nine months ended September 30, 2026 and 2025. Items outside the scope of ASC 606 are noted as such.

(dollars in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Non-interest income
Service Charges on Deposits
Overdraft fees	$748	$718	$2,119	$2,065
Other	667	665	1,982	1,776
Interchange Income	1,028	1,013	3,189	3,594
Net gains on equity securities (a)	56	-	900	-
Wealth management fees	2,059	1,967	6,174	5,905
Other (a)	260	326	1,207	1,175

Total non-interest income	$4,818	$4,689	$15,571	$14,515

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

Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine present value of operating lease liabilities. Additionally, the Company does allocate the consideration between lease and non-lease components. The Company’s lease terms may include options to extend when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. As of September 30, 2026, the Company did not have any leases with terms of twelve months or less.

As of September 30, 2026 the Company did not have any leases for which the construction had not yet started. At September 30, 2026 lease expiration dates ranged from one month to 18 years and have a weighted average remaining lease term of 8.0 years. Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. As mentioned above the leases generally also include variable lease components which include real estate taxes, insurance, and common area maintenance (“CAM”) charges in the annual rental payments.

Index
Other information related to leases was as follows:

(dollars in thousands)	Three months ended
	September 30,
	2026	2025
Operating lease cost	$1,959	$2,012
Variable lease cost	526	559

Total Lease costs	$2,485	$2,571

(dollars in thousands)	Nine months ended
	September 30,
	2026	2025
Operating lease cost	$5,792	$6,063
Variable lease cost	1,708	1,710

Total Lease costs	$7,500	$7,773

(dollars in thousands)	Nine months ended
	September 30,
	2026	2025
Supplemental cash flows information:
Cash paid for amounts included in the measurement of
lease liabilities:
Operating cash flows from operating leases	$5,337	$6,527

Right-of-use assets obtained in exchange for lease obligations:	4,021	3,656

Weighted average remaining lease term	8.0 years	8.3 years
Weighted average discount rate	3.45%	3.34%

Index
Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows:

(dollars in thousands)

Year ending
December 31,
2026(a)	$2,045
2027	7,515
2028	6,348
2029	4,975
2030	3,903
Thereafter	15,434
Total lease payments	$40,220
Less: Interest	5,145

Present value of lease liabilities	$35,075

(a) Excluding the nine months ended September 30, 2026.

A member of the Board of Directors has an ownership interest in five entities that own commercial real estate leased by the Company for use as branch locations. Total future lease payments from the Company to those entities, which are included in the table above, owed at September 30, 2026, were $1.6 million, which includes interest in the amount of $132 thousand.

(10) Regulatory Capital Requirements

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy regulations and, additionally for banks, the prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. As of September 30, 2026, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is not classified as well capitalized, regulatory approval is required to accept brokered deposits. If a bank is undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. Such actions could have a direct material effect on an institution’s or its holding company’s financial statements. As of both September 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Index
The Bank and the Company reported the following capital ratios as of September 30, 2026 and December 31, 2025:
(Bank Only)				Minimum for
				Capital Adequacy plus
	As of September 30, 2026		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$566,137	8.648%	5.000%	4.000%
Common equity tier 1 capital	566,137	14.763	6.500	7.000
Tier 1 risk-based capital	566,137	14.763	8.000	8.500
Total risk-based capital	614,182	16.016	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$513,719	8.058%	5.000%	4.000%
Common equity tier 1 capital	513,719	13.981	6.500	7.000
Tier 1 risk-based capital	513,719	13.981	8.000	8.500
Total risk-based capital	559,750	15.234	10.000	10.500

(Consolidated)

			Minimum for
			Capital Adequacy plus
	As of September 30, 2026		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$630,695	9.633%	4.000%
Common equity tier 1 capital	630,695	16.442	7.000
Tier 1 risk-based capital	630,695	16.442	8.500
Total risk-based capital	678,752	17.695	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$676,012	10.601%	4.000%
Common equity Tier 1 capital	676,012	18.393	7.000
Tier 1 risk-based capital	676,012	18.393	8.500
Total risk-based capital	722,055	19.646	10.500

(1) Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2) The September 30, 2026 and December 31, 2025 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

Index
(11) Segment Reporting

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”, to improve the guidance in Topic 270, by clarifying interim disclosure requirements and the applicability of Topic 270. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. In developing the list of disclosures required by other Topics, the FASB board focused on identifying the interim disclosures that are currently required under GAAP. The amendments in this update also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this update also clarify the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. The FASB board expects these clarifications will enhance consistency in interim financial reporting in interim for all entities and considers the amendments to be necessary to reflect the development of interim reporting over time. The amendments in this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities, and can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this update on its financial disclosures, but does not expect the adoption of this update to have a material impact on the consolidated financial statements.

Index
Crowe LLP Independent Member Crowe Global
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of TrustCo Bank Corp NY
Glenville, New York

Results of Review of Interim Financial Information

We have reviewed the consolidated statement of financial condition of TrustCo Bank Corp NY (the “Company”) as of September 30, 2026, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2026 and September 30, 2025 and the related changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2026 and September 30, 2025, and the related notes (collectively referred to as the “interim financial information or statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts November 6, 2026

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction
The review that follows focuses on the factors affecting the financial condition and results of operations of TrustCo during the three month and nine month periods ended September 30, 2026, with comparisons to the corresponding period in 2025, as applicable. The consolidated interim financial statements and related notes, as well as the Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026 (the “2025 Form 10-K”), should also be read in conjunction with this review. Amounts in prior period consolidated interim financial statements are reclassified whenever necessary to conform to the current period’s presentation. These reclassifications have no effect on prior period net income or shareholders’ equity. See the “Cautionary Note Regarding Forward-Looking Statements” on page 5 of this report for a description of important factors that could cause actual results to differ from expected results.

Following this Management’s Discussion and Analysis is the table “Distribution of Assets, Liabilities and Shareholders’ Equity: Interest Rates and Interest Differential”, which gives a detailed breakdown of TrustCo’s average interest earning assets and interest-bearing liabilities for the three and nine month periods ended September 30, 2026 and 2025.

Economic Overview
During the third quarter of 2026, financial markets were volatile, and two of the three major indexes advanced. The S&P 500 Index was up 2.03%, Nasdaq was up 2.47%, and the Dow Jones Industrial Average was down 2.70% compared to the end of the second quarter of 2026. The 10‑year Treasury bond averaged 4.76% during Q3 2026 compared to 4.42% in Q2 2026, an increase of 34 basis points. The 2‑year Treasury bond average rate increased 39 basis points to 4.36% during Q3 2026, which flattened the yield curve as compared to the prior quarter. The spread between the 10‑year and the 2-year Treasury bonds decreased from 0.46% on average in Q2 2026 to 0.39% in Q3 2026. Generally, steeper yield curves are favorable for portfolio mortgage lenders like TrustCo, and the table below illustrates the range of rate movements for both short term and longer-term rates. The Federal Funds rate remained flat for most of 2026 at a range of 3.50% to 3.75% until the Federal Open Market Committee (“FOMC”) raised the target range to 3.75% to 4.00% in September 2026.

Index
		3 Month	2 Year	5 Year	10 Year	10 - 2 Year
		Yield (%)	Yield (%)	Yield (%)	Yield (%)	Spread (%)

Q3/25	Beg of Q3	4.41	3.72	3.79	4.24	0.52
	Peak	4.42	3.95	4.05	4.50	0.65
	Trough	4.00	3.49	3.57	4.01	0.43
	End of Q3	4.02	3.60	3.74	4.16	0.56
	Average in Q3	4.26	3.72	3.80	4.26	0.54

Q4/25	Beg of Q4	4.02	3.60	3.74	4.16	0.56
	Peak	4.03	3.63	3.78	4.19	0.73
	Trough	3.62	3.41	3.55	3.97	0.49
	End of Q4	3.67	3.47	3.73	4.18	0.71
	Average in Q4	3.86	3.52	3.67	4.10	0.58

Q1/26	Beg of Q1	3.67	3.47	3.73	4.18	0.71
	Peak	3.74	3.96	4.08	4.44	0.74
	Trough	3.62	3.38	3.51	3.97	0.46
	End of Q1	3.70	3.79	3.92	4.30	0.51
	Average in Q1	3.69	3.58	3.77	4.20	0.62

Q2/26	Beg of Q2	3.70	3.79	3.92	4.30	0.51
	Peak	3.87	4.24	4.32	4.67	0.57
	Trough	3.65	3.71	3.84	4.26	0.27
	End of Q2	3.87	4.14	4.19	4.44	0.30
	Average in Q2	3.73	3.97	4.09	4.42	0.46

Q3/26	Beg of Q3	3.87	4.14	4.19	4.44	0.30
	Peak	4.28	4.92	5.09	5.29	0.53
	Trough	3.82	4.13	4.21	4.48	0.20
	End of Q3	4.20	4.88	5.09	5.29	0.41
	Average in Q3	3.94	4.36	4.50	4.76	0.39

The country has been experiencing economic uncertainty as markets continue to adjust to changes in tariff policies, Middle East tensions, increased oil prices and a volatile labor market. The FOMC lowered the Federal Funds target rate range to 3.50-3.75% in December 2025 and there was no change in the first half of 2026. At its meeting in July 2026, the FOMC majority voted to leave rates unchanged although three members voted to increase the Federal Funds target rate. In September 2026, the FOMC increased the target range for the federal funds rate by 25-basis points to 3.75% - 4.00% and revised its economic outlook to reflect expectations for possible further interest rate increases during 2026. As a result, market expectations have shifted toward a continuing elevated interest rate environment, which may continue to adversely affect housing affordability and refinancing demand.

The Company expects to see continued volatility in the economic markets resulting from governmental responses to inflation, as well as uncertainty about the impacts of the conflict in Iran and tariffs. These changing conditions could have impacts on the balance sheet and income statement of the Company for the remainder of the year.

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

Financial Overview
TrustCo recorded net income of $17.3 million, or $1.02 of diluted earnings per share, for the three months ended September 30, 2026, compared to net income of $16.3 million, or $0.86 of diluted earnings per share, in the same period in 2025. Return on average assets was 1.05% and 1.02%, respectively, for the three months ended September 30, 2026 and 2025. Return on average equity was 10.57% and 9.29%, respectively, for the three months ended September 30, 2026 and 2025.

The primary factors accounting for the change in net income for the three months ended September 30, 2026 compared to the same period of the prior year were:

•
An increase of $3.9 million, or 9.1%, in net interest income compared to the third quarter of 2025, primarily as a result of an increase in interest and fees on loans and a decrease in interest expense, partially offset by a decrease in interest income on federal funds sold and other short-term investments.

•	An increase of $600 thousand in provision for credit losses compared to the third quarter of 2025.

•
An increase of $1.8 million in noninterest expense compared to the third quarter of 2025 primarily as a result of increases in equipment expense, professional services, outsourced services, advertising expense and other expenses.

TrustCo recorded net income of $50.6 million, or $2.91 of diluted earnings per share, for the nine months ended September 30, 2026, compared to net income of $45.6 million, or $2.41 of diluted earnings per share, in the same period in 2025. Return on average assets was 1.04% and 0.97%, respectively, for the nine months ended September 30, 2026 and 2025. Return on average equity was 10.15% and 8.84%, respectively, for the nine months ended September 30, 2026 and 2025.

Index
The primary factors accounting for the change in net income for the nine months ended September 30, 2026 compared to the same period of the prior year were:

•
An increase of $12.1 million, or 9.7%, in net interest income compared to the first nine months of 2025, primarily as a result of an increase in interest and fees on loans and a decrease in interest expense, partially offset by a decrease in interest income on federal funds sold and other short-term investments.

•	An increase of $1.3 million in the provision for credit losses compared to the first nine months of 2025.

•
An increase of $1.1 million in noninterest income compared to the first nine months of 2025. The increase was primarily driven by a gain of $900 thousand from the conversion and sale of the Visa Class C common stock as described below.

•
An increase of $4.5 million in noninterest expense compared to the first nine months of 2025 primarily as a result of increases in salaries and employee benefits, equipment expense, outsourced services, advertising expense, and other expense.

Visa Exchange Offer
During the second quarter of 2026, TrustCo recognized an $844 thousand unrealized gain on equity securities resulting from the conversion of Visa Class B-2 shares into a combination of Visa Class B‑3 and Visa Class C shares and the fair-value recognition of the Class C shares received. The Company sold all of its Visa Class C shares all in the third quarter of 2026 and recorded an additional gain of $56 thousand, thus resulting in no remaining carrying value on the Company’s Statement of Financial Condition as of September 30, 2026. The Company originally obtained the Visa Class B shares in 2008. The strategic decision to retain the Class C shares and not sell them sooner, allowed the Company to avoid commissions and other expenses thus recognizing the full market value.

Asset/Liability Management
The Company strives to generate its earnings capabilities through a mix of core deposits funding a prudent mix of earning assets. Additionally, TrustCo attempts to maintain adequate liquidity and reduce the sensitivity of net interest income to changes in interest rates to an acceptable level while enhancing profitability both on a short‑term and long‑term basis.

TrustCo’s results are affected by a variety of factors including competitive and economic conditions in the specific markets in which the Company operates and, more generally, in the national economy, financial market conditions and the regulatory environment. Each of these factors is dynamic, and changes in any area can have an impact on TrustCo’s results. Included in the 2025 Form 10-K is a description of the effect that changes in interest rates had on lending, core funding and the results for the year 2025 compared to 2024. Many of the same market factors discussed in the 2025 Form 10-K continued to have an impact on results through the third quarter of 2026.

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

Index
Interest rates have a significant impact on the operations and financial results of all financial services companies. One of the most important interest rates used to control national economic policy is the “Federal Funds” rate. This is the interest rate utilized within the banking system for overnight borrowings for institutions with the highest credit rating. The Federal Funds rate remained flat for most of 2026 at a range of 3.50% to 3.75% until the rate was increased in September 2026 to 3.75% to 4.00%.

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

TrustCo’s principal loan products are residential real estate loans. Most of TrustCo’s residential real estate loans carry a fixed rate of interest. As noted above, residential real estate loans and longer‑term investments are most affected by the changes in longer term market interest rates such as the 10-year Treasury. The 10‑year Treasury yield increased 34 basis points, on average, during the third quarter of 2026 compared to the second quarter of 2026 and increased 50 basis points as compared to the third quarter of 2025.

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

Index
The Company expects that growth to be profitable. While the Company has not changed its fundamental long term strategy in regard to utilizing its excess capacity, management continually evaluates changing conditions and may seek to limit growth or reduce the size of the balance sheet if its analysis indicates that doing so would be beneficial.

For the third quarter of 2026, the net interest margin was 2.95%, up 16 basis points versus the prior year’s quarter. The quarterly results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments decreased by $12.9 million and the average yield decreased 70 basis points in the third quarter of 2026 compared to the same period in 2025.

•
The average balance of securities available for sale decreased by $31.9 million and the average yield increased 24 basis points to 3.15%. The increase in the average yield was a result of higher yields on investments purchased during 2025 and the first nine months of 2026, as well as maturities of lower yielding securities over the same periods. The increase in the average yield was not enough to offset the decrease in average balance, resulting in less interest income.

•	The average loan portfolio grew by $238.1 million to $5.41 billion and the average yield increased 17 basis points to 4.49% in the third quarter of 2026 compared to the same period in 2025.

•
The average balance of interest-bearing liabilities increased $212.0 million and the average rate paid decreased 11 basis points to 1.79% in the third quarter of 2026 compared to the same period in 2025.

During the third quarter of 2026, the Company continued to focus on its strategy to expand its loan portfolio by offering competitive interest rates. Management believes the TrustCo residential real estate loan product is very competitive compared to local and national competitors. Competition remains strong in the Company’s market areas.

For the nine months ended September 30, 2026, the net interest margin was 2.89%, up 18 basis points versus the prior year. The nine-month results reflect the following significant factors:

•
The average balance of Federal Funds sold and other short-term investments increased by $27.1 million and the average yield decreased 73 basis points in the third quarter of 2026 compared to the same period in 2025. The increase in the average balance was not enough to offset the decrease in average yield, resulting in less interest income.

•
The average balance of securities available for sale decreased by $39.1 million and the average yield increased 27 basis points to 3.05% for the first nine months of 2026 compared to the same period in 2025. The increase in the average yield was a result of higher yields on investments purchased during 2025 and the first nine months of 2026, as well as maturities of lower yielding securities over the same periods. The increase in the average yield was not enough to offset the decrease in average balance, resulting in less interest income.

Index
•	The average loan portfolio grew by $198.5 million to $5.34 billion and the average yield increased 18 basis points to 4.43% for the first nine months of 2026 compared to the same period in 2025.

•
The average balance of interest-bearing liabilities increased $187.3 million and the average rate paid decreased 12 basis points to 1.79% for the first nine months of 2026 compared to the same period in 2025.

The strategy on the funding side of the balance sheet was to offer competitive core deposit products coupled with short term time accounts. We believe that this strategy has sustained TrustCo’s strong liquidity position and continues to allow us to cross sell products to new and existing customer relationships and take advantage of opportunities as they arise.

Earning Assets
Total average interest earning assets increased from $6.20 billion in the third quarter of 2025 to $6.39 billion in the same period of 2026 with an average yield of 4.35% in the third quarter of 2026 and 4.25% in the third quarter of 2025. The mix of assets invested in loans increased, while Federal Funds sold and other short-term investments and securities available for sale decreased over the prior year period.  Interest income on average earning assets increased from $66.0 million in the third quarter of 2025 to $69.6 million in the third quarter of 2026. This increase was primarily driven by the increase in interest income on loans due to higher loan balances and higher interest rates on loan originations over the last year and variable rate loans repricing upwards.

Loans
The average balance of loans was $5.41 billion in the third quarter of 2026 and $5.18 billion in the comparable period in 2025, and the yield on loans was up 17 basis points to 4.49%. Interest income on loans was $60.9 million in the third quarter of 2026 up $4.9 million from the same period in 2025, primarily as a result of increased balances and higher interest rates on new originations compared to the existing portfolio yield.

Compared to the third quarter of 2025, the average balance of residential mortgage loans, home equity credit lines, and commercial loans increased, while the average balance of installment loans decreased.

The average balance of residential mortgage loans was $4.59 billion in the third quarter of 2026 compared to $4.41 billion in 2025, an increase of 4.0%. The average yield on residential mortgage loans increased by 21 basis points to 4.21% in the third quarter of 2026 compared to 2025, primarily as a result of the higher interest rates on new originations compared to the existing portfolio yield.

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

Commercial loans, which consist primarily of loans secured by commercial real estate, increased $13.5 million to an average balance of $327.3 million in the third quarter of 2026 compared to the same period in the prior year. The average yield on this portfolio was up 5 basis points to 5.69% compared to the prior year period, primarily as a result of higher interest rates on new originations compared to the existing portfolio yield and certain variable rate loans that repriced upwards. The Company has remained selective in underwriting commercial loans in 2026 as the apparent risk/reward balance has been less favorable in some cases.

The average yield on home equity credit lines decreased 19 basis points to 6.31% during the third quarter of 2026 compared to the year earlier period. The average balances of home equity credit lines increased 11.4% to $490.3 million in the third quarter of 2026 as compared to the prior year.

Securities Available for Sale
The average balance of the securities available for sale portfolio for the third quarter of 2026 was $315.1 million compared to $347.0 million for the comparable period in 2025. The decrease in the balance reflects routine paydowns, calls and maturities, partially offset by new investment purchases. The average yield was 3.15% for the third quarter of 2026 compared to 2.91% for the third quarter of 2025. The increase in average yield is a result of higher yields on bonds purchased as well as lower rate bonds maturing since the prior year quarter. This portfolio is primarily comprised of agency issued residential mortgage-backed securities, bonds issued by government sponsored enterprises (such as Fannie Mae, the Federal Home Loan Bank, and Freddie Mac), Small Business Administration participation certificates, corporate bonds and municipal bonds. These securities are recorded at fair value with any adjustment in fair value included in other comprehensive income (loss), net of tax.

The net unrealized loss in the available for sale securities portfolio was $27.5 million as of September 30, 2026 compared to a net unrealized loss of $16.3 million as of December 31, 2025. The increase in net unrealized losses in the portfolio is the result of changes in the current interest rate environment.

Held to Maturity Securities
The average balance of held to maturity securities was $3.7 million for the third quarter of 2026 compared to $4.7 million in the third quarter of 2025. The decrease in balances reflects routine paydowns. No new securities were added to this portfolio during the period. The average yield was 4.53% for the third quarter of 2026 up from 4.40% for the year earlier period. TrustCo expects to hold the securities in this portfolio until they mature or are called.

The net unrecognized loss in the held to maturity securities portfolio was $78 thousand as of September 30, 2026 compared to a net unrecognized gain of $50 thousand as of December 31, 2025. The change from a net unrecognized gain to a net unrecognized loss in the portfolio is the result of changes in market interest rate levels.

Index
As of September 30, 2026, this portfolio consisted solely of agency issued residential mortgage-backed securities. The balances for these securities are recorded at amortized cost.

Federal Funds Sold and Other Short-Term Investments
The average balance of Federal Funds sold and other short‑term investments was $649.8 million for the third quarter of 2026 compared to $662.7 million in the third quarter of 2025. The yield was 3.72% for the third quarter of 2026 and 4.42% for the comparable period in 2025. Interest income from this portfolio decreased $1.3 million from $7.4 million in 2025 to $6.1 million in 2026.

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

Total average interest-bearing deposit accounts (which includes interest-bearing checking, money market accounts, savings and time deposits) increased $197.0 million to $4.90 billion for the third quarter of 2026 versus the third quarter in the prior year, and the average rate paid decreased from 1.92% for 2025 to 1.80% for 2026. Total interest expense on these deposits decreased from $22.7 million to $22.2 million in the third quarter of 2026 compared to the year earlier period. From the third quarter of 2025 to the third quarter of 2026, interest-bearing checking account average balances were up 5.5%, certificates of deposit average balances were up 7.6%, non-interest demand average balances were up 4.1%, average savings balances were flat and money market balances were down 4.7%. Overall, average balances are up from a year ago as we continue to encourage customers to retain their funds in the expanded product offerings of the Bank through aggressive marketing and product differentiation.

At September 30, 2026, the maturity of total time deposits was as follows:

(dollars in thousands)

Under 1 year	$2,101,501
1 to 2 years	196,843
2 to 3 years	661
3 to 4 years	242
4 to 5 years	59
Over 5 years	20
$2,299,326

Index
As of September 30, 2026 and December 31, 2025, approximately $1.28 billion and $1.22 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Average short-term borrowings for the third quarter were $102.4 million in 2026 compared to $87.3 million in 2025. The weighted average interest rate for short-term borrowings increased 47 basis points to 1.37% during this time period. The short-term borrowings of the Company are cash management accounts, which represent retail accounts with customers for which the Bank has pledged certain assets as collateral.

The Company has a number of contingent funding alternatives available in addition to the large cash and cash equivalents position and the investment securities positions it maintains on its balance sheet. The Bank is a member of the Federal Home Loan Bank of New York (“FHLBNY”) and is an eligible borrower at the Federal Reserve Bank of New York (“FRBNY”) and has the ability to borrow utilizing securities and/or loans as collateral at either institution. The Bank does not utilize brokered deposits as a part of its funding strategy, but does incorporate them as a potential contingent funding source within its Asset/Liability Management Policy. Like other contingent funding sources, brokered CDs may be tested from time to time to ensure operational and market readiness. As of September 30, 2026 the Company also has borrowing capacity of $1.03 billion available with the FHLBNY and $525 thousand available with the FRBNY. The borrowing capacity is secured by the loans pledged by the Company. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings with the FHLBNY or the FRBNY.

Net Interest Income
Net interest income increased by $3.9 million to $47.0 million in the third quarter of 2026 compared to the same period in 2025. The net interest spread was up 21 basis points to 2.56% in the third quarter of 2026 compared to the same period in 2025. As previously noted, the net interest margin was also up 16 basis points to 2.95% for the third quarter of 2026 compared to the same period in 2025. Yields on earning assets increased in the third quarter of 2026 compared to the third quarter of 2025, and rates on interest-bearing liabilities decreased causing margin expansion. The loan and investment portfolios continue to reprice upward as lower yielding assets mature and are replaced with higher rate loan originations and investment purchases, driving steady improvement in overall asset yields. The Federal Reserve’s decision regarding whether to raise, cut, or hold rates in upcoming meetings will have an effect on the Company’s timing and ability to raise or lower deposit costs which may impact margin in future quarters.

Net interest income increased by $12.1 million to $137.3 million in the first nine months of 2026 compared to the same period in 2025. The net interest spread was up 21 basis points to 2.49% in the first nine months of 2026 compared to the same period in 2025. Net interest margin was up 18 basis points to 2.89% for the first nine months of 2026 compared to the same period in 2025.  The increases in net interest income for the first nine months of 2026 primarily resulted from the same factors discussed above for the third quarter of 2026.

Index
Nonperforming Assets
Nonperforming assets include nonperforming loans (“NPLs”), which are those loans in a non‑accrual status and loans past due three payments or more and still accruing interest. Also included in the total of nonperforming assets are foreclosed real estate properties, which are included in other assets and categorized as other real estate owned.

The following describes the nonperforming assets of TrustCo as of September 30, 2026:

Nonperforming loans and foreclosed real estate: Total NPLs were $21.1 million at September 30, 2026 compared to $20.7 million at December 31, 2025. There were no loans at September 30, 2026 and December 31, 2025 that were past due 90 days or more and still accruing interest. The coverage ratio, or allowance for credit losses on loans to NPLs, was 261.8% at September 30, 2026 compared to 252.5% at December 31, 2025.

At September 30, 2026, NPLs primarily include a mix of commercial and residential loans. Of total NPLs of $21.1 million at September 30, 2026, $19.0 million were residential real estate loans, $2.0 million were commercial loans and mortgages and $38 thousand were installment loans, compared to $18.6 million, $2.0 million and $51 thousand, respectively, at December 31, 2025.

A significant percentage of NPLs are residential real estate loans, which are historically lower-risk than most other types of loans. Net recoveries were $44 thousand on residential real estate loans (including home equity lines of credit) for the third quarter of 2026 compared to net recoveries of $194 thousand for the third quarter of 2025. Management believes that these loans have been appropriately written down where required.

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

The Company originates loans throughout its branch franchise area. At September 30, 2026, 64.9% of its gross loan portfolio balances were in New York State and the immediately surrounding areas (including New Jersey, Vermont and Massachusetts), and 35.1% were in Florida. Those figures compare to 64.3% and 35.7%, respectively, at December 31, 2025.

Economic conditions vary widely by geographic location. As a percentage of the total NPLs as of September 30, 2026, 23.7% were to Florida borrowers, compared to 76.3% to borrowers in New York and surrounding areas. For the three months ended September 30, 2026, New York and surrounding areas experienced net recoveries of approximately $45 thousand and Florida experienced net charge-offs of $15 thousand for the third quarter of 2026.

Index
Other than loans currently identified as nonperforming, management is aware of no other loans in the Bank’s portfolio that pose material risk of the eventual non-collection of principal and interest. Also as of September 30, 2026, there were no other loans classified for regulatory purposes that management reasonably expects will materially impact future operating results, liquidity, or capital resources.

Loans individually evaluated for impairment are non-accrual residential loans delinquent greater than 180 days, non-accrual commercial loans, as well as loans classified as loan modifications to borrowers experiencing financial difficulty. There were $2.1 million of commercial mortgages and commercial loans classified as individually evaluated as of both September 30, 2026 and December 31, 2025. There were $23.7 million of individually evaluated residential loans also at both September 30, 2026 and December 31, 2025.

As of September 30, 2026 and December 31, 2025, the Company’s loan portfolio did not include any subprime mortgages or loans acquired with deteriorated credit quality.

At September 30, 2026 there was $1.2 million of foreclosed real estate compared to $1.4 million at December 31, 2025.

Allowance for credit losses on loans:

As of September 30, 2026, the Company utilized the Baseline scenario model of Moody’s economic scenarios and considered the uncertainty associated with the assumptions in the Baseline scenario, including continued actions taken by the Federal Reserve with regard to monetary policy and interest rates and the potential impact of those actions and the potential impact of persistent high inflation on the economy. Outcomes in any or all of these factors could differ from the Baseline scenario utilized, and the Company incorporated qualitative considerations reflecting the risk of uncertain economic conditions, and for additional dimensions of risk that may not be captured in the quantitative model.

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

Index
In the third quarter of 2026, the Company recorded a provision for credit losses of $850 thousand, which is the result of a provision for credit losses on loans of $1.05 million, and benefit for credit losses on unfunded commitments of $200 thousand. The increase in the Allowance for Credit Losses on Loans (“ACLL”) during the third quarter of 2026 was primarily a result of loan growth and changes in economic forecasts. In the third quarter of 2025, the Company recorded a provision for credit losses of $250 thousand, which is the result of a provision for credit losses on loans of $450 thousand, and benefit for credit losses on unfunded commitments of $200 thousand.   The Company recorded a provision for credit losses of $2.5 million for the nine-months ended September 30, 2026 which is the result of a provision for credit losses on loans of $2.8 million and a benefit for credit losses on unfunded commitments of $350 thousand. The increase in the ACLL during the nine months ended September 30, 2026 was primarily a result of loan growth and changes in economic forecasts. For the nine-months ended September 30, 2025 the Company recorded a provision for credit losses of $1.2 million which is all the result of a provision for credit losses on loans and there was no provision for unfunded commitments.

See Note 5 of the consolidated interim financial statements for additional discussion related the process for determining the provision for credit losses.

The allocation of the ACLL as of September 30, 2026 and December 31, 2025 was as follows:

	As of		As of
(dollars in thousands)	September 30, 2026		December 31, 2025
		Percent of		Percent of
		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans
Commercial	$3,124	5.48%	$2,786	5.40%
Real estate - construction	497	0.89%	411	0.80%
Real estate mortgage - 1 to 4 family	47,855	84.33%	42,143	84.75%
Home equity lines of credit	3,546	9.13%	6,636	8.84%
Installment Loans	140	0.17%	229	0.21%
	55,162	100.00%	$52,205	100.00%

At September 30, 2026, the allowance for loan losses was $55.2 million, compared to $52.2 million at December 31, 2025. The allowance represents 1.01% of the loan portfolio as of September 30, 2026, and 0.99% at December 31, 2025. The coverage ratio, or the allowance for credit losses on loans to NPLs, was 261.8% and 252.5% as of September 30, 2026 and December 31, 2025, respectively. The ratio of non-performing loans to total loans was 0.39% as of both September 30, 2026 and December 31, 2025, respectively.

Net recoveries for the three-month period ended September 30, 2026 were $30 thousand and net recoveries were $176 thousand for the prior year period.

During the third quarter of 2026, there were no commercial loan charge-offs, no residential loan charge-offs, and $19 thousand of consumer loan charge-offs, compared to no commercial loan charge-offs, no residential loan charge-offs, and $22 thousand of consumer loan charge-offs in the third quarter of 2025. During the third quarter of 2026 there were no commercial loan recoveries, $44 thousand of residential mortgage recoveries, and $5 thousand for consumer loan recoveries, compared to no commercial loan recoveries, $194 thousand of residential mortgage recoveries, and $4 thousand for consumer loan recoveries in the third quarter of 2025.

The following table presents the net charge-off ratio for the three and nine months ended September 30, 2026 and 2025:

Index
	For the three months ended September 30:
	2026	2025
Commercial	0.00%	0.00%
Real estate mortgage - 1 to 4 family	0.00%	0.00%
Installment	0.15%	0.15%
Total	0.00%	0.00%

	For the nine months ended September 30:
	2026	2025
Commercial	-0.01%	-0.10%
Real estate mortgage - 1 to 4 family	0.00%	-0.01%
Installment	0.23%	1.20%
Total	0.00%	-0.01%

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

Using this model, the fair value of capital projections as of September 30, 2026 are referenced below. The base case (current rates) scenario shows the present estimate of the fair value of capital assuming no change in the operating environment or operating strategies and no change in interest rates from those existing in the marketplace as of September 30, 2026.

Index
The following table indicates the impact on the fair value of capital assuming interest rates were to have instantaneously increased by 100 bp, 200 bp, 300 bp and 400 bp or decreased by 100 bp, 200 bp, and 300 bp as of September 30, 2026.
Estimated Percentage of
Fair value of Capital to
As of Setpember 30, 2026	Fair value of Assets
+400 BP	21.10%
+300 BP	21.80
+200 BP	22.60
+100 BP	24.60
Current rates	25.50
-100 BP	25.50
-200 BP	24.90
-300 BP	23.40

Noninterest Income
Total noninterest income for the third quarter of 2026 was $4.8 million compared to $4.7 million in the third quarter of 2025. Financial Services income was up $92 thousand to $2.1 million in the third quarter of 2026 as compared to the year-ago period. The fair value of assets under management was $1.4 billion at September 30, 2026, $1.2 billion as of December 31, 2025, and $1.3 billion at September 30, 2025.

For the nine months ended September 30, 2026 total noninterest income was $15.6 million, up $1.1 million compared to the prior year period. The increase is primarily the result of the gain of $900 thousand recorded on the Visa Class C Common stock exchange during the nine months ended September 30, 2026.

Noninterest Expenses
Total noninterest expenses were $28.0 million for the three months ended September 30, 2026 compared to $26.2 million for the same period in 2025. Significant changes included a $368 thousand increase in equipment expense, a $173 thousand increase in professional fees, a $308 thousand increase in outsourced services, a $178 thousand increase in advertising expense and a $613 increase in other expenses. Full time equivalent headcount was 738 as of September 30, 2025, 743 as of December 31, 2025, and 740 as of September 30, 2026. Changes in headcount represent normal fluctuations.

Total noninterest expenses were $83.3 million for the nine months ended September 30, 2026, compared to $78.8 million for the nine months ended September 30, 2025. Significant changes included an increase of $1.5 million in salaries and employee benefits, an increase of $610 thousand in equipment expense, an increase of $552 thousand in outsourced services, an increase of $493 thousand in advertising expense and an increase of $1.8 million in other expense, partially offset by a decrease of $408 thousand in other real estate expense, net.

Index
Income Taxes
In the third quarter of 2026, TrustCo recognized income tax expense of $5.7 million compared to $5.1 million for the third quarter of 2025. The effective tax rates were 24.7% and 23.7% for the third quarters of 2026 and 2025, respectively. For the first nine months, income taxes were $16.6 million and $14.2 million in 2026 and 2025, respectively. The effective tax rate was 24.7% and 23.7% for 2026 and 2025, respectively.

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

Total shareholders’ equity at September 30, 2026 was $631.3 million compared to $692.0 million at September 30, 2025. TrustCo declared a dividend of $0.40 per share in the third-quarter of 2026 and $0.38 per share in the third quarter of 2025. This results in a dividend payout ratio of 38.58% for the third quarter of 2026 based on earnings for the quarter of $17.3 million, compared to a dividend payout ratio of 43.68% for the third quarter of 2025 based on earnings for the quarter of $16.3 million.

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

Index

The Bank and the Company reported the following capital ratios as of September 30, 2026 and December 31, 2025:

(Bank Only)				Minimum for
				Capital Adequacy plus
	As of September 30, 2026		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$566,137	8.648%	5.000%	4.000%
Common equity tier 1 capital	566,137	14.763	6.500	7.000
Tier 1 risk-based capital	566,137	14.763	8.000	8.500
Total risk-based capital	614,182	16.016	10.000	10.500

				Minimum for
				Capital Adequacy plus
	As of December 31, 2025		Well	Capital Conservation
(dollars in thousands)	Amount	Ratio	Capitalized(1)	Buffer (1)(2)

Tier 1 leverage ratio	$513,719	8.058%	5.000%	4.000%
Common equity tier 1 capital	513,719	13.981	6.500	7.000
Tier 1 risk-based capital	513,719	13.981	8.000	8.500
Total risk-based capital	559,750	15.234	10.000	10.500

(Consolidated)
			Minimum for
			Capital Adequacy plus
	As of September 30, 2026		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$630,695	9.633%	4.000%
Common equity tier 1 capital	630,695	16.442	7.000
Tier 1 risk-based capital	630,695	16.442	8.500
Total risk-based capital	678,752	17.695	10.500

			Minimum for
			Capital Adequacy plus
	As of December 31, 2025		Capital Conservation
(dollars in thousands)	Amount	Ratio	Buffer (1)(2)

Tier 1 leverage ratio	$676,012	10.601%	4.000%
Common equity Tier 1 capital	676,012	18.393	7.000
Tier 1 risk-based capital	676,012	18.393	8.500
Total risk-based capital	722,055	19.646	10.500

(1)	Federal regulatory minimum requirements to be considered to be Well Capitalized and Adequately Capitalized
(2)	The September 30, 2026 and December 31, 2025 common equity tier 1, tier 1 risk-based, and total risk-based capital ratios include a capital conservation buffer of 2.50 percent

In addition, at September 30, 2026, the consolidated equity to total assets ratio was 9.72%, compared to 10.66% at December 31, 2025.

As of September 30, 2026, the capital levels of both TrustCo and the Bank exceeded the minimum standards, including with the fully phased-in capital conservation buffer taken into account.

Index
Under the Office of the Comptroller of the Currency’s (“OCC”) “prompt corrective action” regulations, a bank is deemed to be “well capitalized” when its CET1, Tier 1, total risk-based and leverage capital ratios are at least 6.5%, 8.0%, 10.0%, and 5.0%, respectively. A bank is deemed to be “adequately capitalized” or better if its capital ratios meet or exceed the minimum federal regulatory capital requirements, and “undercapitalized” if it fails to meet these minimal capital requirements. A bank is “significantly undercapitalized” if its CET1, Tier 1, total risk-based and leverage capital ratios fall below 3%, 4%, 6% and 3%, respectively and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%. At September 30, 2026 and December 31, 2025, Trustco Bank met the definition of “well capitalized.”

As noted, the Company’s dividend payout ratio was 38.58% of net income for the third quarter of 2026 and 43.68% of net income for the third quarter of 2025. The per-share dividend paid in the third quarter of 2026 was $0.40 per share compared to $0.38 in the third quarter of 2025. The Company’s ability to pay dividends to its shareholders is dependent upon the ability of the Bank to pay dividends to the Company. The payment of dividends by the Bank to the Company is subject to continued compliance with minimum regulatory capital requirements. The OCC may disapprove a dividend if the Bank would be undercapitalized following the distribution; the proposed capital distribution raises safety and soundness concerns; or the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

TrustCo maintains a dividend reinvestment and stock purchase plan (DRSPP) with approximately 5,433 participants. The DRSPP allows participants to reinvest dividends in shares of the Company. The DRP also allows for additional purchases by participants and has a discount feature (up to a 5% for safe harbor provisions) that can be activated by management as a tool to raise capital. To date, the discount feature has not been utilized.

Share Repurchase Program
On December 19, 2025, the Company’s Board authorized, and the Company announced, a share repurchase program of up to 2,000,000 shares, or approximately 11% of its then currently outstanding common stock. The program expires on December 31, 2026. During the three-months ended September 30, 2026, the Company repurchased a total of 500,000 shares at an average price per share of $57.34 for a total of $28.7 million under its Board authorized share repurchase program. As of September 30, 2026, the Company was authorized to repurchase up to an additional 498,633 shares of common stock under the share repurchase program.

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

During the nine months ended September 30, 2026, there were no significant changes to our critical accounting policies and estimates as described in the consolidated financial statements contained in the 2025 Form 10-K other than what is set forth immediately below.

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
Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $16.9 million in 2026 and $14.8 million in 2025.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Three months ended			Three months ended
(dollars in thousands)	September 30, 2026			September 30, 2025

	Average	Interest	Average	Average	Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance		Rate	Interest	Balance	Rate
							Income/	Change	Change
Assets							Expense

Securities available for sale:
U. S. government sponsored enterprises	$10,977	$86	3.13%	$69,294	$599	3.46%	$(513)	$(460)	$(53)
Mortgage backed securities and collateralized mortgage obligations-residential	217,254	1,509	2.75	237,092	1,583	2.65	(74)	(379)	305
State and political subdivisions	9	-	6.77	18	1	6.77	(1)	(1)	-
Corporate bonds	75,681	820	4.33	26,512	265	4.00	555	531	24
Small Business Administration-guaranteed participation securities	10,440	56	2.14	13,385	72	2.15	(16)	(16)	-
Other	717	8	4.46	700	7	4.00	1	-	1

Total securities available for sale	315,078	2,479	3.15	347,001	2,527	2.91	(48)	(325)	277

Federal funds sold and other short-term Investments	649,823	6,098	3.72	662,737	7,376	4.42	(1,278)	(141)	(1,137)

Held to maturity securities:
Mortgage backed securities and collateralized mortgage obligations-residential	3,740	43	4.53	4,709	52	4.40	(9)	(19)	10

Total held to maturity securities	3,740	43	4.53	4,709	52	4.40	(9)	(19)	10

Federal Reserve Bank and Federal Home Loan Bank stock	6,756	112	6.63	6,601	125	7.57	(13)	18	(31)

Commercial loans	327,267	4,654	5.69	313,800	4,426	5.64	228	191	37
Residential mortgage loans	4,586,955	48,286	4.21	4,409,645	44,089	4.00	4,197	1,814	2,383
Home equity lines of credit	490,310	7,739	6.31	440,288	7,215	6.50	524	1,735	(1,211)
Installment loans	9,182	196	8.54	11,842	223	7.48	(27)	(171)	144

Loans, net of unearned income	5,413,714	60,875	4.49	5,175,575	55,953	4.32	4,922	3,569	1,353

Total interest earning assets	6,389,111	69,607	4.35	6,196,623	66,033	4.25	3,574	3,102	472

Allowance for credit losses on loans	(54,467)			(51,706)
Cash & non-interest earning assets	219,106			208,701

Total assets	$6,553,750			$6,353,618

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,092,564	$642	0.23%	$1,035,366	$483	0.18%	159	28	131
Money market accounts	442,480	1,597	1.43	464,334	2,065	1.76	(468)	(94)	(374)
Savings	1,076,926	730	0.27	1,077,441	741	0.27	(11)	-	(11)
Time deposits	2,288,063	19,245	3.34	2,125,920	19,427	3.63	(182)	5,915	(6,097)

Total interest bearing deposits	4,900,033	22,214	1.80	4,703,061	22,716	1.92	(502)	5,849	(6,351)
Short-term borrowings	102,386	354	1.37	87,348	198	0.90	156	38	118

Total interest bearing liabilities	5,002,419	$22,568	1.79	4,790,409	$22,914	1.90	(346)	5,887	(6,233)

Demand deposits	825,203			792,621
Other liabilities	75,989			76,502
Shareholders’ equity	650,139			694,086

Total liabilities and shareholders’ equity	$6,553,750			$6,353,618

Net interest income		$47,039			$43,119		$3,920	$(2,785)	$6,705

Net interest spread			2.56%			2.35%

Net interest margin (net interest income to total interest earning assets)			2.95%			2.79%

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
Nonaccrual loans are included in loans for this analysis. The average balances of securities available for sale and held to maturity are calculated using amortized costs for these securities.  Included in the average balance of shareholders’ equity is the unrealized loss, net of tax, in the available for sale portfolio of $14.3 million in 2026 and $16.7 million in 2025.  The subtotals contained in the following table are the arithmetic totals of the items contained in that category.  Increases and decreases in interest income and expense due to both rate and volume have been allocated to the categories of variances (volume and rate) based on the percentage relationship of such variances to each other.

	Nine months ended			Nine months ended
(dollars in thousands)	September 30, 2026			September 30, 2025

	Average	Interest	Average	Average		Interest	Average	Change in	Variance	Variance
	Balance		Rate	Balance			Rate	Interest	Balance	Rate
								Income/	Change	Change
Assets								Expense

Securities available for sale:
U. S. government sponsored enterprises	$17,681	$346	2.61%		$72,461	$1,809	3.33%	$(1,463)	$(1,138)	$(325)
Mortgage backed securities and collateralized mortgage obligations-residential	219,451	4,464	2.71		240,401	4,679	2.59	(215)	(513)	298
State and political subdivisions	9	-	6.77		18	1	6.77	(1)	(1)	-
Corporate bonds	70,395	2,290	4.34		30,696	735	3.19	1,555	1,217	338
Small Business Administration-guaranteed participation securities	11,098	178	2.14		14,151	228	2.15	(50)	(49)	(1)
Other	712	23	4.31		698	22	4.20	1	-	1

Total securities available for sale	319,346	7,301	3.05		358,425	7,474	2.78	(173)	(484)	311

Federal funds sold and other short-term Investments	668,926	18,547	3.71		641,793	21,320	4.44	(2,773)	1,355	(4,128)

Mortgage backed securities and collateralized mortgage obligations-residential	3,972	134	4.50		4,969	163	4.37	(29)	(87)	58

Total held to maturity securities	3,972	134	4.50		4,969	163	4.37	(29)	(87)	58

Federal Reserve Bank and Federal Home Loan Bank stock	6,704	361	7.18		6,567	405	8.22	(44)	9	(53)

Commercial loans	320,738	13,565	5.64		306,091	12,851	5.60	714	620	94
Residential mortgage loans	4,532,068	140,718	4.14		4,394,245	129,940	3.94	10,778	4,156	6,622
Home equity lines of credit	476,358	22,297	6.26		427,830	20,480	6.40	1,817	2,536	(719)
Installment loans	9,923	617	8.32		12,440	689	7.40	(72)	(186)	114

Loans, net of unearned income	5,339,087	177,197	4.43		5,140,606	163,960	4.25	13,237	7,126	6,111

Total interest earning assets	6,338,035	203,540	4.28		6,152,360	193,322	4.19	10,218	7,919	2,299

Allowance for credit losses on loans	(53,483)				(50,991)
Cash & non-interest earning assets	220,871				204,651

Total assets	$6,505,423			$	$ 6,306,020

Liabilities and shareholders’ equity

Deposits:
Interest bearing checking accounts	$1,079,452	$1,726	0.21%	$	$ 1,037,598	$1,577	0.20%	149	65	84
Money market accounts	445,015	4,780	1.44		468,059	6,140	1.75	(1,360)	(291)	(1,069)
Savings	1,072,414	2,108	0.26		1,084,712	2,208	0.27	(100)	(25)	(75)
Time deposits	2,244,343	56,465	3.36		2,088,844	57,605	3.69	(1,140)	5,679	(6,819)

Total interest bearing deposits	4,841,224	65,079	1.80		4,679,213	67,530	1.93	(2,451)	5,428	(7,879)
Short-term borrowings	109,206	1,124	1.38		83,885	554	0.88	570	200	370

Total interest bearing liabilities	4,950,430	66,203	1.79		4,763,098	$68,084	1.91	(1,881)	5,628	(7,509)

Demand deposits	814,465				777,573
Other liabilities	74,106				76,372
Shareholders’ equity	666,422				688,977

Total liabilities and shareholders’ equity	$6,505,423			$	$ 6,306,020

Net interest income , tax equivalent		137,337				$125,238		$12,099	$2,291	$9,808

Net interest spread			2.49%				2.28%

Net interest margin (net interest income to total interest earning assets)			2.89%				2.71%

Index
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Liquidity and Interest Rate Sensitivity” section of Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

As detailed in the 2025 Form 10-K, the Company is subject to interest rate risk as its principal market risk. As noted in the Management’s Discussion and Analysis for the three-month and nine-month periods ended September 30, 2026 and 2025, the Company continues to respond to changes in interest rates in such a way that positions the Company to meet short-term earning goals and also allows the Company to respond to changes in interest rates in the future. Consequently, for the third quarter of 2026, the Company had an average balance of Federal Funds sold and other short-term investments of $649.8 million compared to $662.7 million in the third quarter of 2025. As investment opportunities present themselves, management plans to invest funds from the Federal Funds sold and other short-term investment portfolio into the securities available for sale, securities held to maturity and loan portfolios. TrustCo does not engage in activities involving interest rate swaps, forward placement contracts, or any other instruments commonly referred to as “derivatives.” Additional disclosure of interest rate risk can be found under “Liquidity and Interest Rate Sensitivity” and “Asset/Liability Management” in the Management’s Discussion and Analysis section of this document.

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

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides certain information with respect to the Company’s purchases of its common shares during the three months ended September 30, 2026:

	Issuer Purchases of Common Shares
Period	Total numbers of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1, 2026 through July 31, 2026	-	$-	-	998,633
August 1, 2026 through August 31, 2026	324,462	57.16	324,462	674,171
September 1, 2026 through September 30, 2026	175,538	57.67	175,538	498,633
Total	500,000	$57.34	500,000	498,633

(1)
On December 19, 2025, the Company’s Board authorized, and the Company announced, a share repurchase program of up to 2,000,000 shares, or approximately 11% of its then currently outstanding common stock. The program expires on December 31, 2026. During the three-months ended September 30, 2026, the Company repurchased a total of 500,000 shares at an average price per share of $57.34 for a total of $28.7 million under its Board authorized share repurchase program.

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

3(b)	Amended and Restated Bylaws of TrustCo Bank Corp NY, effective October 17, 2023, incorporated by reference to Exhibit 3.1 to TrustCo Bank Corp NY’s Current Report on Form 8-K, filed October 17, 2023.

15	Crowe LLP Letter Regarding Unaudited Interim Financial Information

31(a)	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Index
32	Section 1350 Certifications of Robert J. McCormick, principal executive officer and Michael M. Ozimek, principal financial officer.

101	Sections of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language), submitted in the following files:

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 6, 2026